Form 10QSB
period 1996-06-30
ACTION PERFORMANCE COMPANIES INC
filed 1996-08-14
CIK 892147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended June 30, 1996



                       Action Performance Companies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                  Arizona                                     86-0704792
               -------------                               ----------------

       (State or other jurisdiction of             (IRS Employer Identification)
        incorporation or organization)



                        2401 W. 1st St., Tempe, AZ 85281
- --------------------------------------------------------------------------------


                                 (602) 894-0100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  xx     No
    ----       ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity: 12,592,522 shares of common stock (as of August 9, 1996).

PART I, ITEM 1.  FINANCIAL STATEMENTS

                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET

                   As of June 30, 1996 and September 30, 1995

                                     ASSETS
                                     ------

                                                           June 30,     September 30,
                                                             1996          1995
                                                         -----------     -----------
CURRENT ASSETS:                                          (Unaudited)

 Cash..................................................  $ 5,148,274     $ 6,759,984
 Accounts receivable, net of allowance
    for doubtful accounts of $207,761 and
    $142,746, respectively.............................    5,984,828       4,057,124
 Inventories...........................................    4,763,049       2,691,035
 Deferred income taxes.................................      967,283         910,126
 Income tax refund receivable..........................       84,210          84,210
 Prepaid royalties.....................................    2,071,799       1,109,647
 Prepaid expenses and other assets.....................      699,655         482,593
                                                         -----------     -----------

    Total current assets...............................   19,719,098      16,094,719

PROPERTY AND EQUIPMENT, at cost less accumulated
  depreciation of $2,840,681 and $1,671,102,
  respectively.........................................    7,715,511       5,768,215

NOTES RECEIVABLE, net of current portion...............      941,031         947,092

DEPOSITS AND OTHER ASSETS..............................      406,200         540,700
                                                         -----------     -----------
                                                         $28,781,840     $23,350,726
                                                         ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:

  Accounts payable...................................... $ 1,854,784     $ 1,623,219
  Accrued royalties.....................................   1,198,630         860,069
  Income taxes payable..................................   1,027,836       1,317,343
  Accrued expenses and other............................     351,202         371,953
                                                         -----------     -----------

    Total current liabilities...........................   4,432,452       4,172,584

CAPITAL LEASE OBLIGATION................................     394,972         287,852

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

  Preferred  stock,  no  par  value,   5,000,000  shares
    authorized;   Class  A Convertible Preferred
    stock, $.01 stated value, -0- shares and 500 shares
    issued and outstanding, respectively................        -                  5
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 12,592,022 shares and 5,610,704,
    shares issued and outstanding, respectively.........     125,920          56,107
  Additional paid-in capital............................  18,165,811      16,908,415

  Retained earnings.....................................   5,662,685       1,925,763
                                                         -----------     -----------

    Total shareholders' equity..........................  23,954,416      18,890,290
                                                         -----------     -----------
                                                         $28,781,840     $23,350,726
                                                         ===========     ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       ACTION PERFORMANCE COMPANIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

        For the Nine and Three Month Periods Ended June 30, 1996 and 1995

                                   (Unaudited)

                                      Nine Months Ended            Three Months Ended
                                           June 30,                     June 30,
                                 --------------------------   ---------------------------
                                    1996            1995          1996            1995
                                 -----------    -----------   ------------    -----------
Collectible sales............... $28,644,790    $13,778,978    $11,597,886    $ 8,037,455
Consumer product sales..........   1,410,069        993,044        684,741        431,970
Promotional sales...............        -         1,492,020           -            20,171
                                 -----------    -----------    -----------    -----------

      Net sales.................  30,054,859     16,264,042     12,282,627    $ 8,489,596

Cost of sales...................  17,442,007     10,114,293      6,858,245      5,086,183
                                 -----------    -----------    -----------    -----------
Gross profit....................  12,612,852      6,149,749      5,424,382      3,403,413

Selling, general and
 administrative expenses........   6,453,132      4,369,386      2,486,432      1,662,599
                                 -----------    -----------    -----------    -----------

Income from operations..........   6,159,720      1,780,363      2,937,950      1,740,814

Other income (expense):
  Interest income and other, net     231,344        401,803         42,920         58,981
  Interest expense..............     (67,124)      (171,664)       (19,717)       (33,683)
                                 -----------    -----------    -----------    -----------
    Total other income               164,220        230,139         23,203         25,298
                                 -----------    -----------    -----------    -----------

Income before provision for
  income taxes..................   6,323,940      2,010,502      2,961,153      1,766,112
                                 -----------    -----------    -----------    -----------

Provision for income taxes...... $(2,529,576)   $  (673,518)   $(1,184,461)   $  (585,538)
                                 -----------    -----------    -----------    -----------

NET INCOME...................... $ 3,794,364    $ 1,336,984    $ 1,776,692    $ 1,180,574
                                 ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE:
 Primary........................ $      0.29    $      0.14    $      0.14    $      0.11
                                 ===========    ===========    ===========    ===========
 Fully Diluted(a)............... $      0.29    $      0.13    $      0.14    $      0.10
                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
 Primary........................  12,980,905      9,391,998     13,147,254     11,085,928
                                 ===========    ===========    ===========    ===========
 Fully Diluted(a)...............  13,053,925     10,810,092     13,150,125     11,729,334
                                 ===========    ===========    ===========    ===========


(a) Includes adjustments for interest expense and equivalent shares related to the 10% Convertible Subordinated Debentures, if dilutive. See
         Exhibit 11.2

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     For the Nine Months Ended June 30, 1996

                                                         Convertible
                                    Common Stock       Preferred Stock   Additional
                                    ------------       ---------------   ----------
                                 Shares                Shares             Paid-In      Retained
                                 Issued       Amount   Issued   Amount    Capital      Earnings       Total
                                 ------       ------   ------   ------    --------     --------       -----
BALANCE, September 30, 1995      5,610,704  $ 56,107     500    $  5     $16,908,415  $ 1,925,763   $18,890,290
                                ----------  --------    -----   ------   -----------  -----------   -----------


Common stock issued upon
 exercise of warrants.........     106,332     1,063      -        -         510,265         -          511,328

Common stock issued upon
 exercise of employee options.     130,750     1,308      -        -         757,126         -          758,434

Common stock issued upon
 conversion of Class A
 convertible preferred stock..   1,000,000    10,000    (500)     (5)         (9,995)        -             -

Two-for-one split of common
 stock effected as a stock
 dividend.....................   5,744,236    57,442      -        -            -         (57,442)         -

Net Income....................        -         -         -        -            -       3,794,364     3,794,364
                                ----------  --------    -----   ------   -----------  -----------   -----------

BALANCE, June 30, 1996          12,592,022  $125,920      -     $  -     $18,165,811  $ 5,662,685   $23,954,416
                                ==========  ========    =====   ======   ===========  ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Nine Months Ended June 30, 1996 and 1995

                                   (Unaudited)

                                                             1996              1995
                                                         -----------       ----------
Cash Flows from Operating Activities:

Net income...........................................   $ 3,794,364       $ 1,336,984
  Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization.....................     1,169,579           640,753
   Gain on sale of assets............................          -             (290,877)
   Change in assets and  liabilities,  net of effect
   of disposal of mini vehicle assets:
      Accounts receivable............................    (1,927,704)       (1,347,044)
      Inventories....................................    (2,072,014)         (308,370)
      Deferred income taxes..........................       (57,157)          224,037
      Prepaid royalties..............................      (962,152)         (232,460)
      Prepaid expenses and other assets..............      (101,202)          163,176
      Accounts payable...............................       231,565          (381,630)
      Income taxes payable...........................      (289,507)          415,021
      Accrued royalties..............................       338,561          (129,909)
      Accrued expenses and other.....................       (70,819)         (100,872)
                                                        -----------       -----------
   Net cash provided by (used in) operating
     activities......................................        53,514           (11,191)

Cash Flows from Investing Activities:
  Acquisition of property and equipment..............    (2,883,845)       (1,805,883)
  Proceeds from the sale of property and equipment...          -              237,567
                                                        -----------       -----------
        Net cash used in investing activities........    (2,883,845)       (1,568,316)

Cash Flows from Financing Activities:
  Borrowings on line of credit.......................     5,221,898         2,494,436
  Payments on line of credit.........................    (5,221,898)       (2,494,436)
  Proceeds from issuance of common stock.............     1,269,762         1,140,131
  Payments for redemption of warrants................          -             (403,683)
  Issuance of Class A preferred stock................          -            2,000,000
  Payments for notes receivable......................        (1,200)          (24,781)
  Collections on notes receivable....................        25,901           154,351
  Proceeds from issuance of notes payable............          -               70,155
  Payments on notes payable..........................          -             (239,810)
  Principal payments on capital lease obligation.....       (75,842)             -
                                                        -----------       -----------
        Net cash provided by financing activities....     1,218,621         2,696,363
                                                        -----------       -----------

Increase (Decrease) in Cash..........................    (1,611,710)        1,116,856
Cash, Beginning of Period............................     6,759,984         1,134,163
                                                        -----------       -----------
Cash, End of Period..................................   $ 5,148,274       $ 2,251,019
                                                        ===========       ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

(1)   INTERIM FINANCIAL REPORTING

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three-month and nine-month periods ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 1996. These financial statements should be read in conjunction with the Company's Form 10-KSB, as amended by Form 10-KSB/A, for the fiscal year ended September 30, 1995.

(2)   INVENTORIES

Inventories are stated at lower of cost (first-in, first-out method) or market and consist of the following at June 30, 1996:

      Raw materials.......................................  $   400,049
      Finished goods......................................    4,363,000
                                                            -----------
                                                            $ 4,763,049
                                                            ===========

(3)   PROPERTY AND EQUIPMENT

Property  and  equipment  are  recorded  at  cost  and  depreciated   using  the
straight-line method over the estimated useful lives of the respective assets, which range from three to ten years.

Property and equipment consist of the following at June 30, 1996:

      Tooling and molds...................................  $ 7,370,443
      Furniture, fixtures and equipment...................    2,330,524
      Autos and trucks....................................      342,142
      Leasehold improvements..............................      513,083
                                                            -----------
                                                             10,556,192
      Less - accumulated depreciation.....................   (2,840,681)
                                                            -----------
                                                            $ 7,715,511
                                                            ===========

(4)   SHAREHOLDERS' EQUITY

The Company effected a two-for-one stock split in the form of a stock dividend, distributed on May 28, 1996. As a result, non-cash financing activities for the three months ended June 30, 1996 include an increase to common stock of $57,442 and a corresponding decrease to retained earnings for the amount of the par value of the shares issued.

On May 29, 1996, the Company issued 1,000,000 shares of its common stock upon the conversion of all outstanding shares of Class A Convertible Preferred Stock.

(5)   NET INCOME PER COMMON SHARE

Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding using the treasury stock method, except when common share equivalents have an antidilutive effect.

All share amounts and per share data have been restated to reflect the two-for-one stock split effected as a stock dividend on May 28, 1996.

(6)   SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments during the nine months ended June 30, 1996 and 1995 included interest of $67,124 and $267,095, respectively, and income taxes of $2,872,000 and $39,000, respectively.

Non-cash financing and investing activities for the nine months ended June 30, 1996 included approximately $233,000 of assets acquired under capital lease agreements.

The Company effected a two-for-one stock split in the form of a stock dividend distributed on May 28, 1996. As a result, non-cash financing activities for the three months ended June 30, 1996 include an increase to common stock of $57,442 and a corresponding decrease to retained earnings for the amount of the par value of the shares issued.

Non-cash financing activities for the nine months ended June 30, 1996, include the issuance of 1,000,000 shares of the Company's common stock upon the conversion of all outstanding shares of Class A Convertible Preferred Stock.

Non-cash financing activities for the nine months ended June 30, 1995 included the conversion of an aggregate of $2,600,000 of principal amount of 10% Convertible Subordinated Debentures into 742,838 shares of the Company's common stock.

(7)  INCOME TAXES

Income taxes for the three- and nine-month periods ended June 30, 1996 were calculated by applying the estimated effective tax rate for the fiscal year to the income before income taxes.

(8)  LICENSE AGREEMENT

On June 20, 1996, the Company and Hasbro, Inc. ("Hasbro") entered into a letter of intent pursuant to which the Company and Hasbro have agreed to enter into a license agreement. The Company and Hasbro currently are negotiating a definitive license agreement, the terms of which may vary from the proposed terms set forth in the letter of intent.

The  license   agreement   will  provide  Hasbro  with  the  rights  to  design,
manufacture, and sell in the mass-merchandise market motorsports-related products utilizing license rights that the Company obtains with race drivers, car owners, manufacturers, and sponsors. Under the license agreement, the Company will be responsible for acquiring and maintaining the license rights, and Hasbro will be responsible for all costs and other arrangements relating to tooling, manufacturing, transportation, marketing, distribution, and sales of licensed products. Hasbro will pay the Company royalties, with minimum annual royalty payments in each year during the term of the license agreement. Hasbro also will be responsible for royalties, including advances and guarantees, paid to licensors for licensed products. The license agreement will provide a five year term, and an option for an additional three years provided certain revenue objectives are achieved.

(9)  COMMITMENTS AND CONTINGENCIES

The Company is one of approximately 30 defendants in a lawsuit in which the State of Arizona seeks recovery of certain cleanup costs under federal and state environmental laws. See Part II, Item 1, "Legal Proceedings." The imposition of damages on the Company could have a material effect on its earnings.

In December 1995, a lawsuit was instituted against the Company, the Company's Chief Executive Officer, and others alleging that the Company, the Company's
Chief Executive Officer, and others breached contractual and other duties and appropriated certain business opportunities of a dissolved Arizona corporation. The Company believes the complaint is without merit and is vigorously defending the lawsuit. See Part II, Item 1, "Legal Proceedings."

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Introduction

The Company designs and markets die-cast and pewter collectibles, which are miniature replicas of motorsports vehicles and other items, and designs and markets licensed motorsports consumer products, which include drink bottles, key chains, and air fresheners. The Company's motorsports collectible and consumer products are manufactured by third parties, generally utilizing the Company's tools and dies.

The Company was incorporated in Arizona in May 1992 and began marketing die-cast collectibles in July 1992. In August 1994, the Company acquired certain assets and liabilities of Fan Fueler, Inc. and began marketing product lines of licensed motorsports consumer products. During fiscal 1994 and the first two quarters of fiscal 1995, the Company designed and marketed pedal, electric, and gas-powered mini vehicles, primarily as specialty promotional items. The Company sold the assets related to its mini vehicle operations in March 1995.

Results of Operations of the Company for the Three Months Ended June 30, 1996 and 1995

The Company had net income of $1,777,000, or $0.14 per share, for the three-month period ended June 30, 1996, compared with net income of $1,181,000, or $0.10 per share, for the three-month period ended June 30, 1995. The Company attributes the improvement in net income for the third quarter of fiscal 1996 primarily to (i) growth in the motorsports collectible market and the capture of additional market share, which enabled the Company to produce and sell increased quantities of collectibles; (ii) increased sales as a result of growth in the Company's retail collector club, which provides higher gross margins; and (iii) increased sales as a result of the successful introduction of several new and exclusive licensing programs for die-cast and pewter collectible product lines in fiscal 1996.

During the three months ended June 30, 1995 and 1996, net sales were $8,490,000 and $12,283,000, respectively. The $3,793,000, or 45%, increase in net sales resulted from an increase of $3,560,000 in collectible sales, a decrease of $20,000 in promotional sales, and an increase of $253,000 in motorsports consumer products sales.

The increase in collectible sales is primarily attributable to the continued growth in the motorsports collectible market and the Company's ability to satisfy consumer demand for high-quality die-cast collectibles. The Company continues to realize sales increases from recently introduced product lines, which include pewter replica vehicles and NHRA drag racing die-cast replicas. The decrease in promotional sales is attributable to the sale of the Company's mini vehicle operations in the second quarter of fiscal 1995.

During the three months ended June 30, 1995 and 1996, cost of sales increased from $5,086,000 to $6,858,000, representing 60% and 56%, respectively, of net sales. The decrease in cost of sales as a percentage of sales resulted primarily from (i) the effect of higher sales volume on fixed cost components of cost of sales, primarily depreciation charges related to the Company's tooling equipment, and (ii) higher gross margins associated with the increased sales through the Company's retail collector club.

During the three  months  ended June 30,  1995 and 1996,  selling,  general  and administrative expenses increased from $1,663,000 to $2,486,000, in each case representing 20% of net sales. The increase in such expenses resulted from increased expenditures in sales and marketing, particularly increased advertising expenses and higher sales commissions as a result of greater sales.

Interest expense decreased from $34,000 to $20,000 during the three months ended June 30, 1995 and 1996, respectively. The decrease in interest expense resulted from the conversion of the 10% Convertible Subordinated Debentures into shares of the Company's Common Stock prior to May 31, 1995.

Results of Operations of the Company for the Nine Months Ended June 30, 1996 and 1995

The Company had net income of $3,794,000, or $0.29 per share, for the nine-month period ended June 30, 1996, compared with net income of $1,337,000, or $0.13 per share, for the nine-month period ended June 30, 1995. The Company attributes the improvement in net income primarily to (i) growth in the motorsports collectible market and the capture of additional market share, which enabled the Company to produce and sell increased quantities of collectibles; (ii) the completion of the transition to the Company's new overseas manufacturer, which began shipping sufficient quantities of high-quality die-cast collectibles during the third quarter of fiscal 1995 to meet the increased demand for the Company's products;
(iii) increased sales as a result of growth in the Company's retail collector club, which provides higher gross margins; and (iv) increased sales as a result of the successful introduction of several new and exclusive licensing programs for die-cast and pewter collectible product lines in fiscal 1996.

During the nine months ended June 30, 1995 and 1996, net sales were $16,264,000 and $30,055,000, respectively. The $13,791,000, or 85%, increase in net sales resulted from an increase of $14,866,000 in collectible sales, a decrease of $1,492,000 in promotional sales, and an increase of $417,000 in motorsports consumer products sales.

The increase in collectible sales is primarily attributable to the continued growth in the motorsports collectible market and the Company's ability to satisfy consumer demand for high-quality die-cast collectibles. The Company continues to realize sales increases from recently introduced product lines, which include pewter replica vehicles and NHRA drag racing die-cast replicas. The decrease in promotional sales is attributable to the sale of the Company's mini vehicle operations in the second quarter of fiscal 1995.

During the nine months ended June 30, 1995 and 1996, cost of sales increased from $10,114,000 to $17,442,000, representing 62% and 58%, respectively, of net sales. The decrease in cost of sales as a percentage of sales resulted from (i) the effect of higher sales volume on fixed cost components of cost of sales, primarily depreciation charges related to the Company's tooling equipment, and
(ii) higher gross margins associated with the increased sales through the Company's retail collector club.

During the nine months ended June 30, 1995 and 1996, selling, general and administrative expenses increased from $4,369,000 to $6,453,000, representing 27% and 21%, respectively, of net sales. The increase in such expenses resulted from increased expenditures in sales and marketing, particularly increased advertising expenses and higher sales commissions as a result of greater sales.

Interest expense decreased from $172,000 to $67,000 during the nine months ended June 30, 1995 and 1996, respectively. The decrease in interest expense resulted from the conversion of the 10% Convertible Subordinated Debentures into shares of the Company's Common Stock prior to May 31, 1995.

Seasonality

Sales of collectibles and motorsports related souvenirs are lowest in the fourth calendar quarter, corresponding with the end of the racing season.

Liquidity and Capital Resources of the Company

The Company's working capital position increased to $15,287,000 at June 30, 1996 from $11,922,000 at September 30, 1995. The increase of $3,365,000 is primarily attributable to results from operations and proceeds of approximately $1,270,000 from the exercise of certain stock options and warrants.

The Company provided net cash of approximately $54,000 from operations during the nine months ended June 30, 1996. The major elements contributing to net operating cash flow include earnings from operations and uses of cash from (i) increases in accounts receivable as a result of increased shipments of the Company's die-cast collectible products during the latter part of the third quarter of fiscal 1996; (ii) investments in inventory to meet peak seasonal requirements and inventory purchases related to the Company's Corvette die-cast program; and (iii) royalty advances paid on new and existing multi-year license agreements.

Investment in inventories has increased in response to continued growth in sales through the Company's retail collector club and as a result of lower than anticipated sales of the Corvette die-cast program introduced in the third quarter of fiscal 1996. The Company has implemented several new plans to market the Corvette product line, including the distribution of such products to approximately 4,500 General Motors dealerships throughout the United States. The Company also has reduced purchase commitments for future production of the Corvette products until such time as it can determine the success of its current marketing plans.

Capital expenditures for the nine-month period ended June 30, 1996 totalled approximately $2,884,000, of which approximately $1,830,000 was utilized for the Company's continued investment in tooling.

In May 1996, the Company entered into a new credit agreement with a foreign bank. The credit agreement provides the Company's supplier of die-cast collectible products with security for the Company's purchase orders, up to a limit of $5.0 million, an increase of $1.5 million from the Company's previous agreement. The agreement also provides for an import cash line of credit of $1.0 million, which allows the Company to finance its imports for up to 90 days from the date of shipment. As of June 30, 1996, there were no amounts outstanding on the import cash line of credit. Total purchase commitments of approximately $506,000 at June 30, 1996, are secured by the assets of the Company. The credit facilities under the credit agreement will expire on January 31, 1997.

The Company is one of approximately 30 defendants in a lawsuit in which the State of Arizona is seeking recovery of certain clean-up costs under federal and state environmental laws. The Company is vigorously defending this lawsuit on various bases, including that neither the Company nor any of its predecessors has produced or arranged for the transportation of hazardous substances as alleged by the state. The imposition of damages in the case against the Company could have a material adverse effect on the Company's earnings and liquidity.

In December 1995, a lawsuit was instituted against the Company, the Company's Chief Executive Officer, and others alleging that the Company, the Company's
Chief Executive Officer, and others breached contractual and other duties and appropriated certain business opportunities of a dissolved Arizona corporation. The Company believes the complaint is without merit and is vigorously defending the lawsuit.

The Company's current cash resources, letter of credit facility, and expected cash flow from operations are expected to be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations. However, the Company may be required to obtain additional capital to fund its planned growth after such 12 month period and beyond, particularly to provide guarantees under licensing arrangements or to obtain international letters of credit in connection with purchase orders from its off-shore manufacturer of die-cast collectibles. Potential sources of any such capital may include the proceeds from the exercise of outstanding options, bank financing, strategic alliances, and additional offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse effect on the Company's business.

                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  On May 17, 1993, the State of Arizona (the "State") instituted a lawsuit against the Company and 29 other defendants in the United States District Court for the District of Arizona. The State seeks recovery of certain clean up costs under federal and state environmental laws. Specifically, the State seeks recovery of expenses that it has incurred to date for an environmental investigation and clean up of property formerly used as a site for recycling hazardous wastes. The State alleges that the property has been contaminated with hazardous substances. In addition, the State seeks a declaratory judgment that the Company and the other defendants are jointly and severally liable for all future costs incurred by the State for investigative and remedial activities, and seeks a mandatory permanent injunction requiring the Company to undertake appropriate assessment and remedial action at the property. The State has not specified the amounts it seeks to collect from the Company. The State alleges that F.W. Leisure Industries, Inc. and/or F.W. & Associates, Inc. were predecessors of the Company that produced and arranged for the transportation of hazardous substances to the property involved in the lawsuit. The Company is defending this lawsuit on various bases including that F.W. Leisure Industries, Inc. and/or F.W. & Associates, Inc. were not predecessors of the Company and that neither the Company nor any predecessor of the Company has ever produced or transported hazardous substances as alleged by the State. The State has settled a portion of its claims with respect to a large number of the other defendants to the lawsuit. The Company is not a party to that settlement. On February 1, 1995, a number of the defendants that agreed to the settlement with the State were granted leave to file, and subsequently did file a cross-claim against the Company seeking indemnity from the Company based on the same predecessor liability theory asserted by the State. The parties have filed and briefed motions for summary judgment limited to the issue of any defendant's status as a responsible party and regarding the Company's status as a successor corporation. The court has scheduled oral arguments on these motions for September 30, 1996. In the event that a decision adverse to the Company is rendered, and in the event that the Company has no insurance coverage with respect to these claims, the resolution of such matter could have a material adverse effect on the Company.

                  In December 1995, a lawsuit, purportedly on behalf of Action Products, Inc. ("API") a dissolved Arizona corporation, was instituted against the Company, the Company's Chief Executive Officer, and others in the United States District Court for the District of Arizona (Case No. CIV 95-2926 PHX RCB). The Complaint alleges that the Company, the Company's Chief
                  Executive Officer, and others breached contractual and other duties to API and appropriated certain business opportunities of API. The complaint requests damages, including punitive and treble damages, in an unspecified amount. The complaint was effectively amended subsequent to filing. In June 1996, the court granted the Company's motion to dismiss with respect to securities law claims, but denied the Company's motion to dismiss with respect to certain federal RICO claims. The Company is vigorously defending the lawsuit.

ITEM 2.           Changes in Securities

                  Not applicable

ITEM 3.           Defaults Upon Securities

                  Not applicable

ITEM 4.           Submissions of Matters to a Vote of Security Holders

                  Not applicable

ITEM 5.           Other Information

                  Not applicable

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                             10.32  Credit  Agreement by and between the Company
                                    and Wells Fargo HSBC Trade Bank, N.A.
                             11.1   Computation of Primary Earnings Per Share
                             11.2   Computation  of Fully  Diluted  Earnings Per
                                    Share
                             27     Financial Data Schedule

                  (b)      Reports on Form 8-K

                           On June 24, 1996, the Company filed a Current Report on Form 8-K dated June 20, 1996, reporting the execution of a Letter of Intent with Hasbro, Inc., with respect to a license agreement and other agreements to be entered into between the Company and Hasbro, Inc.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature:

ACTION PERFORMANCE COMPANIES, INC.



     /s/ Fred W. Wagenhals          Chairman of the Board,     August 13, 1996
- ----------------------------------  President, and Chief
                                    Executive Officer
                                    (Principal Executive
                                     Officer)




     /s/ Christopher S. Besing      Vice President and         August 13, 1996
- ----------------------------------  Chief Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)