Form 10-K405
period 1996-09-30
ACTION PERFORMANCE COMPANIES INC
filed 1996-12-30
CIK 892147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           __________________________

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For fiscal year ended September 30, 1996

                         Commission file number 0-21630
                           __________________________

                       ACTION PERFORMANCE COMPANIES, INC.
                 (Name of Small Business Issuer in Its Charter)

       ARIZONA                                             86-0704792
(State of incorporation)                    (I.R.S. Employer Identification No.)

                             2401 West First Street
                              Tempe, Arizona 85281
                                 (602) 894-0100
    (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $44,215,935.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of December 20, 1996 - $177,025,450.

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 20, 1996 - 13,094,962 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference:  None.

                       ACTION PERFORMANCE COMPANIES, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                      FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                            Page
PART I

     ITEM 1.      BUSINESS................................................     1
     ITEM 2.      PROPERTIES..............................................    16
     ITEM 3.      LEGAL PROCEEDINGS.......................................    17
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....    17

PART II

     ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.........................    18
     ITEM 6.      SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION
                  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS...........................................    19
     ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............    23
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.....................    23

PART III

     ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                  COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
                  EXCHANGE ACT OF 1934....................................    24
     ITEM 10.     EXECUTIVE COMPENSATION..................................    26
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..........................................    31
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........    32

PART IV

     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K........................    33

SIGNATURES        ........................................................    35

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................   F-1

                                     PART I

ITEM 1.   BUSINESS

Overview

          The Company designs and markets collectible and consumer products that are intended to capitalize on the increasing interest in motorsports. The Company currently designs and markets collectible die-cast and pewter miniature replicas of motorsports vehicles and designs and markets licensed apparel, souvenirs, and other motorsports consumer items, including t-shirts, hats, jackets, mugs, key chains, and drink bottles. The Company also represents popular race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements, and develops marketing and product promotional programs for corporate sponsors of motorsports that feature the Company's die-cast replicas or other products as premium awards intended to increase brand awareness of the products or services of the corporate sponsors. The Company recently entered into a licensing agreement with Hasbro, Inc. ("Hasbro"), a multi-billion dollar toy and game manufacturer, for a new line of motorsports-related products for sale in the mass-merchandise market. The Company markets its motorsports collectibles and consumer items pursuant to license arrangements with popular race drivers, car owners, car sponsors, and automobile manufacturers. The Company's motorsports collectibles and consumer products are manufactured by third parties, generally utilizing the Company's designs, tools, and dies.

          The Company designs its products and other programs primarily to capitalize on the growing interest in motorsports. The popularity of motorsports with consumers has resulted in significant growth in the motorsports industry. In fact, USA Today reports that motorsports racing is the fastest growing spectator sport in the nation. According to The Wall Street Journal, approximately 5.3 million fans attended the 31 races of the National Association for Stock Car Auto Racing's ("Nascar") Winston Cup series in 1995. According to USA Today, attendance at Winston Cup events has more than doubled in the past decade, from 75,643 per event in 1985 to 180,260 in 1996. USA Today reports that TV ratings are growing even faster, with more than 100 million people tuning in to Nascar's televised events each year. A.C. Nielsen reports that, with the exception of NFL football, Nascar Winston Cup telecasts score higher ratings than any other sporting event aired by cable. USA Today indicates that recent surveys report that 38% of Nascar fans are women; 65% own homes; 78% use credit cards; and 53% are professionals, managers, or skilled workers. The Wall Street Journal reported that sales of Nascar-licensed goods have grown ninefold during the 1990s to more than $500 million per year and are expected to reach $1.0 billion by 1998. According to Nascar, 70 of the Fortune 500 companies utilize motorsports sponsorship or advertising as part of their marketing strategies.

          Historically, the Company has designed and marketed die-cast collectibles that primarily feature Nascar drivers and vehicles. In 1995, the Company began expanding its lines of die-cast collectibles to include other types of motorsports vehicles, including National Hot Rod Association ("NHRA") drag racing, Nascar's new "Super Truck" racing series, dirt car racing, and sprint car racing. The Company focuses on developing long-term relationships with and engages in comprehensive efforts to license the most popular drivers in each top racing category as well as car owners, car sponsors, car manufacturers, and others in these racing categories. The Company has license agreements with many of the most popular Nascar race drivers, including seven-time Winston Cup champion Dale Earnhardt, 1996 Winston Cup champion Terry Labonte, and 1995 Winston Cup champion Jeff Gordon. The Company believes that its license agreements with notable Nascar and other motorsports personalities and popular sponsors significantly enhance the collectible value and marketability of its products. The Company also believes that drivers and other motorsports licensors increasingly recognize the Company's ability to design, develop, and produce a broad range of high-quality licensed products and to market those products through well-defined, organized, and established distribution channels designed to maximize sales and profitability. The Company continually strives to strengthen its relationships with licensors and to develop opportunities to market innovative collectible and consumer products that appeal to motorsports enthusiasts.

          The Company continually seeks to develop or acquire exciting and progressive new products and programs. In November 1996, the Company acquired the business of Sports Image, Inc. ("Sports Image") from Dale Earnhardt and Teresa Earnhardt. Sports Image markets and distributes licensed motorsports apparel and other souvenir items featuring the likeness of Dale Earnhardt and other popular drivers through a network of wholesale distributors, trackside events, promotional programs for corporate sponsors, and fan clubs. Sports Image had revenue of approximately $32.5 million and $41.8 million during the year ended December 31, 1995 and the period from January 1, 1996 to November 7, 1996, respectively. The Company believes that Sports Image represents an important new distribution channel for the Company's die-cast collectibles and provides significant opportunities for developing and marketing licensed apparel and souvenirs.

          In  December  1996,  the  Company  executed  a letter of  intent  with
Motorsports Traditions Limited Partnership and Creative Marketing and Promotions, Inc. (together, "Motorsports Traditions") providing for the Company to acquire the business and substantially all of the assets of Motorsports Traditions. Motorsports Traditions markets and distributes licensed motorsports apparel and souvenir items featuring the likenesses of Jeff Gordon, Terry
Labonte, Darrell Waltrip, Bobby Labonte, and other popular Nascar drivers. Because of the similarities of the businesses and operations of Motorsports Traditions and Sports Image, the Company anticipates that the proposed acquisition of Motorsports Traditions will result in favorable synergies and will position the Company as a leading marketer of licensed motorsports apparel and souvenirs. Motorsports Traditions has annual revenue of approximately $25.0 million from sales of licensed apparel, souvenirs, and other motorsports consumer products.

          In December 1996, the Company and Hasbro entered into a license agreement covering the exclusive sale by Hasbro of a new line of motorsports-related products in the mass-merchandise market. The Company believes that the license agreement with Hasbro will enable it to remain focused on its core business of designing and marketing motorsports collectibles, apparel, and souvenir products, while enabling the Company to benefit from Hasbro's retail mass merchandise marketing expertise and resources as a means of expanding the Company's product offerings without committing substantial resources to manufacturing and marketing activities.

          As used  herein,  the term  "Company"  refers  to  Action  Performance
Companies, Inc. and its subsidiaries and operating divisions. See Item 1, "Business - Development of the Company."

Products and Services

Die-Cast Miniature Replica Vehicles; Pewter Replica Vehicles

          The Company markets collectible miniature replicas of motorsports-related vehicles that are constructed using die-cast bodies and chassis with free wheeling deluxe wheels and tires. The Company markets its die-cast racing collectibles pursuant to more than 300 active licenses with stock car and other drivers, car owners, and car sponsors as well as under license agreements with Ford Motor Company and several divisions of General Motors Corp. The die-cast collectibles offered by the Company relate to stock car, NHRA drag racing, "Super Truck" racing, dirt car racing, and sprint car racing. The Company's die-cast collectibles consist of (i) 1:64th and 1:24th scale replicas of actual racing vehicles; (ii) 1:96th and 1:64th scale racing vehicle transporters; (iii) a 1:16th scale pit wagon; and (iv) 1:24th scale dually trucks with trailers. The Company strives to enhance the demand for and to increase the value of its collectible products by offering limited numbers of each item. The Company offers its die-cast collectibles primarily through retail dealers, through its collectors' club, and as promotional and specialty advertising items. See Item 1, "Business - Sales and Marketing."

          Historically, the Company has designed and marketed die-cast collectibles that primarily feature drivers and vehicles from the Nascar Winston Cup series. During fiscal 1995, the Company began development of several new lines of die-cast collectibles that feature replicas of vehicles from other popular motorsports. The Company successfully introduced its line of Winston NHRA Top Fuel Dragster and Top Fuel Funny Car replicas in fiscal 1995, with sales of approximately $6.0 million in fiscal 1996. The Company also successfully introduced a line of die-cast collectible replicas from the popular new Nascar "Super Truck" series in fiscal 1995, with sales of approximately $3.2 million in fiscal 1996.

          The Company invested approximately $2.6 million in tooling for its proprietary line of die-cast collectibles in fiscal 1996, which increased its total investment in die-cast tooling to approximately $8.2 million at September 30, 1996. The Company believes the breadth and quality of the tooling program provides the Company with a competitive advantage in the motorsports collectible market. In addition, the Company has taken various steps, and continually evaluates additional measures, designed to enhance the collectible value and appeal of its products. These measures include (i) designing die-cast collectibles that include features that are not offered by the Company's competition; (ii) limiting the quantities of each item that it produces and sells; (iii) specifying on the packaging material of each die-cast collectible the quantity of that limited-edition item actually produced; (iv) offering certain items only through the Company's collectors' club; and (v) designing and developing new packaging concepts to improve the display of each collectible item.

          During 1995, the Company introduced a line of limited edition, hand-crafted 1:43rd scale solid pewter replicas of race cars for sale through its collectors' club. The Company's pewter replicas feature crisply detailed wheels, chassis, and body elements, including the driver's name, car number, and sponsors' logos and decals. The Company stamps a serial number on each of its limited-edition pewter collectibles in order to enhance its value and packages each pewter replica vehicle in a display case that includes literature featuring the driver's photograph and details of the driver's racing accomplishments.

Motorsports Consumer Products

          The Company markets various licensed motorsports apparel, souvenir, and other consumer products, including t-shirts, jackets, hats, die-cast replicas, license plate brackets, mugs, pins, and key chains. Each of the motorsports consumer products generally features the name, likeness, and car number of a popular race car driver. The Company intends to acquire licenses with additional drivers and to develop new items for its motorsports consumer products. The Company designs its motorsports consumer products primarily for high-volume distribution through retail outlets, trackside sales, and programs with corporate sponsors of racing teams and racing events. See Item 1, "Business
- Sales and Marketing." The Company sold approximately $2.0 million of motorsports consumer products during fiscal 1996. Sports Image, which the Company acquired in November 1996, had sales of approximately $41.8 million of apparel, die-cast replicas, souvenirs, and other motorsports consumer products during the period from January 1, 1996 to November 7, 1996 (which includes sales of die-cast collectibles purchased from the Company at an aggregate cost of approximately $5.8 million). In addition, the Company has executed a letter of intent providing for the Company to acquire the business and assets of Motorsports Traditions, which has annual revenue of approximately $25.0 million from sales of apparel, souvenirs, and other motorsports consumer products.

Mass Merchandise Products

          In December 1996, the Company and Hasbro entered into a license agreement covering the exclusive sale by Hasbro of a new line of motorsports-related products specifically designed for the mass-merchandise market. The license agreement covers products for which the Company has or will secure exclusive or non-exclusive licenses from race car drivers, car owners, manufacturers, or sponsors. Under the license agreement, the Company will be responsible for acquiring and maintaining the license rights with the licensors, and Hasbro will be responsible for all costs and other arrangements relating to tooling, manufacturing, transportation, marketing, distribution, and sales of licensed products. The licensed products will include two new lines jointly developed by Hasbro and the Company, consisting of die-cast replicas of motorsports vehicles and a 1/18th-scale plastic toy car. Hasbro also will market other licensed motorsports products, including radio-controlled cars, slot car sets, games (including electronic and CD-ROM interactive games), plush toys, figurines, play sets, walkie talkies, and other products. Hasbro currently markets certain of these products under the "Kenner," "Tonka," "Milton Bradley," and other brand names.

          Hasbro's initial focus under the license agreement will be to develop, with the Company's guidance, a line of motorsports die-cast products for the retail mass-merchandise market. Hasbro will fund all capital requirements for this product line and will manufacture, distribute, and market the products under the "Winner's Circle" brand name. The mass-market die-cast products manufactured and marketed by Hasbro will be completely distinct from the Company's current products and will not compete directly with the Company's current limited-edition motorsports die-cast collectible products.

          The Company believes that the license agreement with Hasbro will enable it to remain focused on its core business of designing and marketing motorsports collectibles, apparel, and souvenir products while enabling the Company to benefit from Hasbro's retail mass merchandise marketing expertise and resources as a means of expanding the Company's product offerings without committing substantial resources to manufacturing and marketing activities.

Action Sports Management

          During fiscal 1996, the Company began the business of representing a number of top race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements. The Company strives to provide services that will enable drivers to maximize revenue opportunities throughout their careers. During 1996, the Company began representing six-time Winston NHRA Funny Car champion John Force and other popular drag racing drivers in connection with their licensing, corporate sponsorship, and endorsement contracts.

Promotional Programs

          Major corporations sponsor racing vehicles or events and advertise at motorsports events and in motorsports-related media in order to increase their brand awareness and to encourage consumers to purchase their products. These sponsors frequently use creative premium and promotional programs to increase brand awareness and popularity with racing fans and other consumers. Many of these corporations currently are outsourcing sales and marketing functions at an increasing rate as they "downsize" their internal sales and marketing departments. The Company plans to target a portion of this demand by providing complete marketing services designed to create corporate premium and promotional programs for large corporate sponsors that advertise in motorsports. The Company provides design services, graphic artists, and the capacity to deliver a wide array of promotional products, such as die-cast replicas, t-shirts, hats, or bumper stickers, to create and produce promotional products. The corporate sponsors use these products as a free premium award with the purchase of a primary product, a low-cost premium that may be redeemed with a mail-in coupon offer after purchasing the sponsor's consumer products, or in sweepstakes or other promotions. The Company also provides in-house marketing and distribution support for its promotional programs, including in-bound order processing, order fulfillment, sweepstakes processing, and redemption programs. The Company recorded sales of approximately $1.4 million as a result of one promotional program in fiscal 1996 and intends to increase its efforts to develop promotional programs in fiscal 1997.

Sales and Marketing

          The Company markets its motorsports collectibles (i) to approximately 5,000 retail dealers through a wholesale distributor network; (ii) directly to motorsports enthusiasts through its 70,000-member collectors' club; and (iii) as promotional or specialty advertising items. The Company markets its motorsports consumer products primarily through (a) direct trackside sales to race fans, (b) through an in-house sales force and independent representatives to approximately 5,000 specialty retail dealers and for mass distribution through major discount and department stores, retail automotive product outlets, and convenience stores, and (c) through corporate promotional programs with major consumer products companies.

Wholesale Distribution

          The Company markets its collectibles on a wholesale basis through approximately 50 distributors operating in the continental United States. The distributors solicit orders for the Company's products from approximately 5,000 retail dealers throughout the United States. The retail dealers include hobby shops, stores specializing in sports collectible items, and souvenir vendors that attend various racing events. Employees of the Company attend several trade shows each year in an effort to attract new retail dealers to its network. The Company advertises its die-cast collectibles in newspapers and magazines covering motorsports and the collectibles markets. These advertisements encourage consumers to contact the nearest retail dealer to purchase the Company's die-cast collectibles. The Company also takes measures to increase consumer awareness of its products through radio and television advertising, including promotion of its collectibles on "home shopping" television programs and advertising during popular television programs of interest to motorsports enthusiasts.

          The Company utilizes its in-house sales force, independent representatives, and its die-cast collectible distribution network to market its motorsports apparel, souvenirs, and other consumer products on a wholesale basis to approximately 5,000 retail dealers specializing in motorsports merchandise throughout the United States. The Company's in-house sales force and independent representatives also market certain motorsports consumer products on a wholesale basis to automobile sections in major discount and department stores such as Walmart and K-Mart, to automotive retail stores, and to convenience stores. The Company currently is developing new motorsports consumer products for high-volume sales programs.

          Under the Company's licensing agreement with Hasbro, Hasbro will be responsible for all costs and other arrangements relating to tooling, manufacturing, transportation, marketing, distribution, and sales of licensed products in the mass-merchandise market. The Company believes that the license agreement with Hasbro will enable it to remain focused on its core business of designing and marketing motorsports collectible and consumer products, while enabling the Company to benefit from Hasbro's retail mass merchandise marketing expertise and resources as a means of expanding the Company's product offerings without committing substantial resources to manufacturing and marketing activities.

Collectors' Club

          The Company markets its die-cast and pewter collectibles through its Racing Collectibles Club of America, a motorsports collectible club that offers the Company's motorsports collectibles exclusively to members. The Company strives to increase collector interest in its products and to enhance its products' value as collectibles by (i) offering certain items exclusively through its collectors' club, and not through any other distribution network;
(ii) producing a limited number of each collectible; and (iii) limiting the number of a particular item that each member may purchase. As a result of its acquisition of Sports Image in November 1996, the Company currently is developing a line of licensed motorsports apparel and souvenirs that will be offered exclusively through its collectors' club. The Company advertises its collectors' club in publications that focus on motorsports or the collectibles industry and through limited radio and television advertisements. These efforts have enabled the Company to increase membership in its collectors' club from approximately 15,000 members in August 1993 to approximately 70,000 members as of September 30, 1996.

          Members of the Company's collectors' club pay a lifetime membership fee that entitles them to receive membership premiums, a quarterly magazine, catalogs, and other special sales materials highlighting the Company's collectibles and other products. The Company employs customer service representatives and an automated call distribution telephone system to take membership applications, take customer orders, and handle customer inquiries. In October 1995, the Company completed the installation of a $2.0 million telephone and computer system that combines telemarketing functions, computerized order processing, and automated warehouse operations in order to enable the Company to more effectively and efficiently answer and process telephone orders to its collectors' club. The Company installed its new telephone and computer system in order to accommodate the significant growth in club membership and the increasing volume of telephone orders that it has experienced as well as to provide the infrastructure that may be required to handle an increased volume of calls resulting from its accelerated advertising efforts and new collectible and motorsports consumer product programs.

Trackside Sales

          According to USA Today, attendance at Nascar Winston Cup racing events exceeded 180,000 fans per race during 1996. In connection with the acquisition of Sports Image in November 1996, the Company acquired five fully equipped mobile trackside souvenir stores. These mobile trackside stores travel from event to event throughout the racing season and sell a complete assortment of licensed motorsports apparel and souvenirs. Sports Image recorded trackside sales of approximately $9.9 million during the 1996 Nascar racing season.

Promotional Programs

          In addition to sales through its wholesale distribution network and trackside sales, Sports Image develops corporate promotional programs in which it designs and sells specialty t-shirts, hats, and other apparel or souvenirs to major corporate sponsors of motorsports teams and events. The sponsors then use these products as promotional giveaways at corporate hospitality tents at racing events and other promotions. Sports Image recorded sales of approximately $1.1 as a result of corporate promotional programs during the period from January 1, 1996 to November 7, 1996.

          The Company also from time to time develops promotional programs with major oil companies and other consumer products companies. These promotional programs typically involve decalling, imprinting, or otherwise prominently displaying the names, likenesses, and car numbers of popular drivers as well as the customers' names, logos, or messages on the Company's die-cast replicas, licensed apparel, souvenirs, or other consumer products as a low-cost or free premium award specifically designed to increase brand awareness and name recognition. Such programs include offering a free die-cast replica vehicle or other product with the purchase of a primary product, a mail-in coupon offer for a consumer to receive a die-cast replica vehicle or other product after purchasing a company's consumer products, and sweepstakes promotions. Die-cast replica vehicles sold as promotional items are not sold through the Company's wholesale distribution network or through its collectors' club. The Company recorded sales of approximately $1.4 million as a result of one promotional program in fiscal 1996. The Company plans to pursue future promotional programs and currently is in discussions with major stock car drivers and corporate
sponsors  in  its  effort  to  develop  such   programs.

Manufacturing and Production Die-cast and Pewter Collectibles

          In December 1994, the Company entered into an exclusive manufacturing agreement with a third-party manufacturer in the People's Republic of China ("China"). The term of the agreement currently extends through December 31, 1997 and automatically renews for successive one-year terms unless terminated by either party by giving written notice to the other party at least 90 days prior to the end of the then-current term. The Company owns a significant portion of the tooling that the third-party manufacturer uses to produce die-cast collectibles for the Company and has partial control over the production of its die-cast collectibles under the manufacturing agreement. Since April 1993, the Company has invested approximately $8.2 million for tooling used to produce its die-cast collectibles. The Company intends to make additional investments in tooling in order to support the growth of its business. The Company believes that its overseas manufacturer of die-cast collectibles is dedicated to high quality and productivity as well as support for new product development.

          The Company designs each die-cast collectible that it markets. The Company's design artists take numerous photographs of the actual racing cars, trucks, and other vehicles to be produced as die-cast replicas. Working from these photographs, the Company's artists and engineers use computer software to create detailed scale renderings of the vehicles. After approval of the rendering by the vehicle owner, driver, or racing team sponsor, the Company supplies computerized renderings to its manufacturer in China. The manufacturer produces a sample or model, which the Company then inspects for quality and detail. After final approval, the manufacturer produces the die-cast replicas, packages them, and ships the finished products to the Company or, in certain instances, directly to the Company's customers.

          The Company arranges for the manufacture of its pewter collectibles on a purchase order basis with third-party manufacturers located in the United States. The production of these pewter collectibles does not require the Company to make an investment in tooling, as tooling costs are included as a portion of the cost of each unit produced. The Company designs each of the pewter collectibles that it markets in a process similar to the process required to design its die-cast collectibles.

Motorsports Consumer Products

          The Company currently designs substantially all of its licensed motorsports apparel, souvenirs, and other consumer products and arranges for the manufacture of such products on a purchase order basis with third-party manufacturers, located primarily in the United States. The Company owns the tooling and dies used to manufacture certain of its motorsports consumer products. As the Company develops new motorsports consumer products that require specialized tooling, the Company intends to build or purchase the new tooling that will be required to permit the third-party manufacturers to produce those items.

Backlog

          The Company accepts orders from members of its collectors' club in advance of the arrival of certain collectible products from the manufacturers. The Company had outstanding orders for approximately $3.3 million of such products as of September 30, 1996.

Trademarks and Patent Rights

          Although the Company's business historically has not depended on trademark or patent protection, the Company recognizes the increasing value of its various trade names and marks. The Company is taking steps designed to protect, maintain, and increase the value of its trade names and marks.

Licenses

Product Licenses

          The Company focuses on developing solid relationships with and engages in comprehensive efforts to license the most popular drivers and car owners in each top racing category, their sponsors, and others in the motorsports industry. The Company currently has licenses with more than 300 race car drivers, car owners, and car sponsors as well as with Ford Motor Company, several divisions of General Motors Corp., and PACCAR, Inc. (the manufacturer of Kenworth and Peterbilt trucks). The Company believes that its license agreements with top Nascar and NHRA drivers, such as Dale Earnhardt, John Force, Jeff Gordon, Kenny Bernstein, Terry Labonte, Rusty Wallace, Dale Jarrett, Mark Martin, Bill Elliot, and Bobby Labonte, significantly enhance the collectible value and marketability of its products.

          The licenses with race car drivers generally provide for a term of one year and permit the Company to use the driver's name, photograph or likeness, and autograph; the licenses with race car owners generally provide for a term of one year and permit the Company to use the car number and colors; the licenses with manufacturers provide for terms of two or more years and permit the Company to reproduce the cars or trucks themselves; and the license agreements with various sponsors generally provide for terms of one to three years and permit the Company to reproduce the sponsors' decals and logos as they appear on the cars or trucks. Depending upon the particular agreement, the individual licenses either renew automatically, may be renewed or extended upon written request by the Company, or expire at the end of the specified term. The agreements with the drivers, car owners, car and truck manufacturers, and car sponsors provide for payments by the Company to the licensors of either (i) a fixed dollar amount, which may include a substantial advance to the licensor; (ii) a fixed amount per item sold by the Company pursuant to the license; (iii) a percentage of the net sales for a program or a percentage of the Company's wholesale price per item sold by the Company pursuant to the license; or (iv) a combination of the above. License agreements with certain sponsors do not require payments by the Company to the licensors because of the advertising value provided to the licensor as a result of having its decals and logos displayed on the Company's products.

          During fiscal 1996, the Company incurred royalty expenses associated with its various licensing agreements of approximately $6.2 million. The Company constantly strives to renew existing agreements or to negotiate and enter into new license agreements with existing or new drivers, car owners, and car sponsors and to develop new product programs pursuant to its license agreements, in its effort to market lines of collectibles and consumer products that its customers will find appealing.

Hasbro License Agreement

          The license agreement between the Company and Hasbro (the "Hasbro License") covers the exclusive sale by Hasbro in the mass-merchandise market of specific motorsports-related products for which the Company has or will secure exclusive or non-exclusive licenses from racing drivers, car owners, manufacturers, or sponsors. Under the Hasbro License, the Company is responsible for acquiring and maintaining the license rights with the licensors, and Hasbro is responsible for all costs and other arrangements relating to tooling, manufacturing, transportation, marketing, distribution, and sales of licensed products. The licensed products will consist of (i) die-cast replicas of motorsports vehicles and a 1/18th-scale plastic toy car, for which Hasbro will pay a specified royalty, and (ii) all other products that Hasbro may market as licensed motorsports products, including, for example, radio-controlled cars, slot car sets, games (including electronic and CD-ROM interactive games), plush toys, figurines, play sets, walkie talkies, and other products, for which Hasbro will pay a specified royalty. Hasbro currently markets certain of these products under the "Kenner," "Tonka," "Milton Bradley," and other brand names. Hasbro will pay the Company guaranteed minimum annual royalty payments of (i) $500,000 for calendar year 1997, and (ii) for each calendar year thereafter, the greater of (a) $500,000 or (b) 50 percent of the actual royalties earned in the prior year, up to a maximum of $1.0 million. Hasbro also will be responsible for and will pay or reimburse the Company for all license fees and royalties, including advances and guarantees, paid to licensors for licensed products, up to a maximum of $3.2 million in 1997 and $4.5 million in each of 1998 and 1999.

          Hasbro's initial focus under the Hasbro License will be to develop, with the Company's guidance, a line of motorsports die-cast products under the brand name "Winner's Circle" for the retail mass-merchandise market. Hasbro will fund all capital requirements for this product line and will manufacture, distribute, and market the products under the "Winner's Circle" brand name. The Company and Hasbro intend to introduce this product line to the mass-market retail industry in fiscal 1997. The mass-market die-cast products manufactured and marketed by Hasbro will be completely distinct from the Company's current products and will not compete directly with the Company's current limited-edition motorsports die-cast collectible products.

          The Hasbro License provides for a term ending on December 31, 2001. Hasbro may extend the Hasbro License for an additional three-year term, provided that total wholesale revenue of licensed products exceeds a specified amount during the initial term.

Dale Earnhardt License Agreement

          In connection with the acquisition of Sports Image, the Company entered into a license agreement with Dale Earnhardt (the "Earnhardt License") pursuant to which the Company has the right to market licensed motorsports products utilizing the likeness of Dale Earnhardt. Pursuant to the Earnhardt License, Mr. Earnhardt also granted the Company the right of first refusal to make, have made, use, sell, or otherwise distribute any new licensable products that Mr. Earnhardt becomes aware of and approves for marketing. The term of the Earnhardt License is 15 years and from year to year thereafter unless terminated by either party.

Competition

          The motorsports collectible and consumer product industry is extremely competitive. The Company competes with major domestic and international companies, some of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. The Company believes that Racing Champions, Inc.,
Revell-Monogram, Inc., and The ERTL Company, Inc. constitute its principal competitors in the die-cast collectible industry. Emerging companies also may increase their participation in these markets. The Company's motorsports apparel and souvenirs compete with similar products sold or licensed by drivers, owners, sponsors, and other licensors that the Company currently does not have licenses with, as well as sports apparel licensors and manufacturers in general. The Company's promotional products must compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards.

          The Company competes principally on the basis of the current popularity of motorsports and the cost, design, and delivery schedules of its products. There is no assurance that the Company will continue to be able to compete successfully in the future. See Item 1 - "Business - Special Considerations."

Seasonality

          Sales of die-cast motorsports collectibles and motorsports consumer products historically have been lowest in the fourth calendar quarter, corresponding with the end of the racing season. The Company believes, however, that holiday sales of its products are increasing, which has the effect of reducing seasonal fluctuations in its sales.

Nature of the Company's Markets

          The markets for the Company's products are subject to rapidly changing customer tastes, a high level of competition, and a constant need to create and market new products. Demand for motorsports products is influenced by the popularity of certain drivers, themes, cultural and demographic trends in society, marketing and advertising expenditures, and general economic conditions. Because these factors can change rapidly, customer demand also can shift quickly. New motorsports products frequently can be successfully marketed for only a limited time. The Company may not always be able to respond to changes in customer demand because of the amount of time and financial resources that may be needed to bring new products to market. The inability to respond quickly to market changes would have an adverse impact on the Company. See Item 1, "Business - Products and Services," "Business - Sales and Marketing," "Business - Competition," and "Business - Seasonality."

Sources and Availability of Raw Materials

          The  Company   currently  obtains  all  of  its  die-cast  and  pewter
collectibles and motorsports consumer items pursuant to manufacturing arrangements as discussed elsewhere in this Report. The Company believes that all of the raw materials and other supplies that are necessary for the manufacture and packaging of its products are readily available from multiple sources.

Environmental Matters

          The Company is one of approximately 30 defendants in a lawsuit in which the state of Arizona seeks recovery of certain clean-up costs under federal and state environmental laws. See Item 3, "Legal Proceedings." The imposition of damages on the Company could have a material effect on the Company.

Insurance

          The Company maintains a $2.0 million product liability insurance policy to cover the sale of its die-cast and other products. The Company maintains an additional $5.0 million in commercial umbrella liability coverage. The Company also maintains a $7.0 million insurance policy to cover its molds and dies located at its third-party manufacturer in China and a $12.0 million insurance policy to cover lost revenue in the event of certain interruptions of business with its overseas manufacturer of die-cast collectibles. The Company
believes  its  insurance   coverage  is  adequate.

Employees

          At December 20, 1996, the Company employed approximately 158 persons, all of whom were employed full-time. Of the total number employed by the Company, 12 were engaged in product development, 69 in sales and marketing, 4 in licensing activities, 44 in warehouse functions, and 29 in administrative functions, including the Company's executive officers. The Company has experienced no work stoppages and is not a party to a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

Development of the Company

          The Company was incorporated in Arizona in May 1992. The Company began the manufacture and marketing of mini vehicles in May 1992 and began marketing a line of die-cast miniature replicas of actual racing vehicles in July 1992. In July 1993, the Company acquired all of the outstanding common stock of Racing Collectables, Inc. ("RCI"), which engaged in the wholesale marketing of die-cast products, and Racing Collectables Club of America, Inc. ("RCCA"), which operated a motorsports collectors' club. RCI and RCCA were unaffiliated competitors of the Company prior to their acquisition by the Company.

          In August 1994, the Company acquired certain assets and liabilities of Fan Fueler, Inc. and began marketing product lines of licensed motorsports consumer items that include drink bottles, key chains and air fresheners. No affiliation existed between Fan Fueler, Inc. and the Company at the time of the acquisition. Effective March 31, 1995, the Company sold certain of its assets related to its mini vehicle product line to an unaffiliated third party.

          On November 7, 1996, the Company acquired the business and substantially all of the assets and assumed certain of the liabilities of Sports Image from seven-time Nascar Winston Cup Champion driver Dale Earnhardt and his wife. The purchase price paid by the Company for the assets of the sellers consisted of (i) a promissory note in the principal amount of $24.0 million (the "Purchase Price Note"), and (ii) 403,361 shares of the Company's Common Stock, valued at $14.875 per share, which was slightly less than the closing price per share of the Company's Common Stock on November 6, 1996. The Purchase Price Note bears interest at 8% per annum, matures on January 2, 1997, and is secured by all of the transferred assets. The Company currently is negotiating alternative financing to repay the Purchase Price Note. See Item 6, "Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The terms of the acquisition, including the valuation of the assets and liabilities acquired by the Company, were determined by arms-length negotiations between representatives of the sellers and representatives of the Company. Except for certain license agreements between the Company and Mr. Earnhardt, no affiliation existed between the Company and the sellers at the time of the acquisition.

                             SPECIAL CONSIDERATIONS

          The following factors, in addition to those discussed elsewhere in this Report, should be carefully considered in evaluating the Company and its business.

Certain Factors That Could Adversely Affect Operating Results

          The Company's operating results are affected by a wide variety of factors that could adversely impact its net sales and operating results. These factors, many of which are beyond the control of the Company, include the
Company's ability to identify trends in the motorsports collectibles and consumer markets and to introduce products that take advantage of those trends; its ability to identify popular motorsports personalities and to enter into and maintain mutually satisfactory licensing arrangements with them; its ability to design and arrange for timely production and delivery of its products; market acceptance of the Company's products; the level and timing of orders placed by customers; seasonality; the popularity and life cycles of and customer satisfaction with products designed and marketed by the Company; the timing of expenditures in anticipation of orders; the cyclical nature of the markets served by the Company; and competition and competitive pressures on prices.

          The Company's ability to increase its sales and marketing efforts to stimulate customer demand and its ability to monitor third-party manufacturing arrangements in order to maintain satisfactory delivery schedules are important factors in its long-term prospects. A slowdown in demand for the Company's products as a result of changing consumer tastes and spending patterns, economic conditions, or other broad-based factors could adversely affect the Company's operating results.

          Tobacco and alcohol companies provide a significant amount of advertising and promotional support of racing events, drivers, and car owners. In August 1996, the U.S. Food and Drug Administration published final regulations that will substantially restrict tobacco industry sponsorship of sporting events, including motorsports, beginning in 1998. These regulations and any other legislation that limit or prohibit advertisements of tobacco and alcohol products at sporting events, including racing events, could ultimately affect the popularity of motorsports, which could have an adverse effect on the Company. The Company believes, however, that other major consumer products companies would quickly replace tobacco and alcohol companies as sponsors of motorsports in the event that legislation prohibiting advertisements of those products takes effect.

Dependence on License Arrangements

          The Company markets its collectible products pursuant to licensing arrangements with race car drivers, race car owners, race car sponsors, and automobile manufacturers. These licensing arrangements generally are limited in scope and duration and generally authorize the sale of specified licensed products for a short period of time. The success of licensing arrangements depends on many factors, including the reasonableness of license fees in relationship to revenue generated by sales of licensed products, the continued popularity of licensees, and the absence of their sickness, incapacity, or death. The termination, cancellation, or inability to renew any of the Company's existing licensing arrangements, or its inability to develop and enter into new licensing arrangements, would have a material adverse effect on the Company. See
Item 1, "Business - Licenses."

Possible Need For Additional Capital

          The Company believes that its existing capital resources, commitments for additional financing, and cash flow from operations will be sufficient to satisfy the Company's capital requirements during the next 12-month period other than those related to acquisitions. The Company, however, may be required to seek additional equity or debt financing to finance future acquisitions or development of new product lines, to provide guarantees under license agreements, to obtain international letters of credit in connection with purchase orders from its offshore manufacturer of die-cast collectibles, or to provide funds to take advantage of other business opportunities. The timing and amount of any such capital requirements cannot be predicted at this time. Although the Company has been able to obtain adequate financing on acceptable terms in the past, there can be no assurance that such financing will continue to be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to expand its business at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing shareholders.

Competition

          The  motorsports   collectible  and  consumer   products  markets  are
extremely   competitive.   The  Company   competes   with  major   domestic  and
international companies, some of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. The Company believes that Racing Champions, Inc., Revell-Monogram, Inc., and The ERTL Company, Inc. constitute its principal competitors in the die-cast collectible industry. Emerging companies also may increase their participation in these motorsports markets. The Company's motorsports apparel and souvenirs compete with similar products sold or licensed by drivers, owners, sponsors, and other licensors that the Company currently does not have licenses with, as well as sports apparel licensors and manufacturers in general.

          The Company believes that its relationships with top race car drivers and car owners represent a significant advantage over its competitors in the motorsports collectible and consumer products industry. The Company strives to develop and strengthen these relationships as a barrier to entry by existing or potential competitors. The ability of the Company to compete successfully depends on a number of factors both within and outside its control, including the quality, features, pricing, and diversity of its products; the quality of its customer services; its ability to recognize industry trends and anticipate shifts in consumer demands; its success in designing and marketing new products; the availability of adequate sources of manufacturing capacity and the ability of its third-party manufacturers to meet delivery schedules; its efficiency in filling customer orders; the continued popularity of the motorsports personalities with whom the Company has licensing arrangements; its ability to renew existing licensing arrangements and enter into new licensing arrangements; its ability to develop and maintain effective marketing programs that enable it to sell its products to motorsports enthusiasts; product introductions by the Company's competitors; the number, nature, and success of its competitors in a given market; and general market and economic conditions. The Company's promotional programs must compete for advertising dollars against other specialty advertising programs and media such as television, radio, newspapers, magazines, and billboards. The Company currently competes principally on the basis of the current popularity of motorsports; the appeal of its products; and the cost and design and delivery schedules of its products. There can be no assurance that the Company will continue to be able to compete successfully in the future.

Rapid Market Changes

          The markets for the Company's products are subject to rapidly changing customer tastes, a high level of competition, seasonality, and a constant need to create and market new products. Demand for motorsports collectible and consumer products is influenced by the popularity of certain drivers and other personalities, themes, cultural and demographic trends, marketing and advertising expenditures, and general economic conditions. Because these factors can change rapidly, customer demand also can shift quickly. New motorsports collectible and consumer products frequently can be successfully marketed for only a limited time. The Company may not always be able to respond to changes in customer taste and demand because of the amount of time and financial resources that may be required to bring new products to market. The inability to respond quickly to market changes could have an adverse impact on the Company's operations. See Item 1, "Business - Products and Services."

Fluctuations in Sales

          The second and third calendar quarters of each year generally are characterized by higher sales of motorsports products because of the introduction of new race car models for the racing season beginning in February. Sales of motorsports products are lowest in the fourth calendar quarter, corresponding with the end of the racing season. Seasonal fluctuations in quarterly sales may require the Company to take temporary measures, including increased personnel, borrowings, and other operational changes, and could result in unfavorable quarterly earnings comparisons.

Dependence on Third Parties for Manufacturing

          The Company depends upon third parties to manufacture its die-cast and pewter collectibles and motorsports consumer products. Although the Company owns most of the tools, dies, and molds utilized in the manufacturing processes of its collectible products, the Company has limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns, or the inability to fulfill orders on a timely basis could have a material adverse effect on the Company.

          The Company does not have long-term contracts with its third-party manufacturers. Although the Company believes it would be able to secure other third-party manufacturers that could produce collectible products for the Company as a result of its ownership of the molds and tools used in the manufacturing process, the Company's operations would be adversely affected if it lost its relationship with any of its current suppliers (including particularly its China-based manufacturer of die-cast collectibles, which produced products constituting approximately 90% of the Company's sales in fiscal 1996) or if its current suppliers' operations or sea or air transportation with its China-based die-cast collectible manufacturer were disrupted or terminated even for a relatively short period of time. The Company does not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of supply, particularly if it were required to utilize an alternative source of supply. As a result of its acquisition of Sports Image in November 1996 and its proposed acquisition of Motorsports Traditions, the Company anticipates that a substantial portion of its revenue in fiscal 1997 will be derived from sales of licensed apparel, souvenirs, and other consumer products. Most of the manufacturers of these products are located in the United States and the Company believes that a number of alternative sources for each of these products is readily available in the event that the Company is unable to obtain products from any particular manufacturer.

International Trade, Exchange, and Financing

          The Company obtains its die-cast collectibles under a manufacturing arrangement with a third-party manufacturer in China. The Company believes that production of its die-cast collectibles overseas enables the Company to obtain these items on a cost basis that enables the Company to market its collectibles profitably. The Company's reliance on the third-party manufacturer to provide personnel and facilities in China, and the Company's maintenance of equipment and inventories abroad, expose it to certain economic and political risks, including the business and financial condition of the third-party manufacturer, political and economic conditions abroad, and the possibility of expropriation, supply disruption, currency controls, and exchange fluctuations as well as changes in tax laws, tariffs, and freight rates. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect the Company's ability to purchase its products from foreign suppliers or the price at which the Company can obtain those products. The Company has not experienced any significant interruptions in obtaining its die-cast collectibles from the third-party manufacturer to date.

          All of the Company's purchases from its foreign manufacturer are denominated in United States dollars. As a result, the foreign manufacturer bears any risks associated with exchange rate fluctuations subsequent to the date the Company places its orders with the manufacturer. Purchases of die-cast collectibles from the foreign manufacturer generally require the Company to provide an international letter of credit in an amount equal to the purchase order. Although the Company currently has in place financing arrangements in an amount that it considers adequate for anticipated purchase levels, the inability to fund any letter of credit required by a supplier would have an adverse impact on the Company's operations.

          Pursuant to the terms of the Hasbro License, Hasbro's royalty payments to the Company for sales by Hasbro in foreign countries will be based on the exchange rates in effect on the last day of the calendar quarter for which such royalties are owed. As a result, the Company will bear any risks that may be associated with exchange rate fluctuations between the date on which Hasbro records overseas sales of products subject to the Hasbro License and the last day of the calendar quarter in which the sales are made. The Company does not currently believe that overseas sales of products by Hasbro will represent a material percentage of the Company's total revenue. As a result, the Company does not currently anticipate that it will engage in hedging transactions intended to offset potential adverse consequences of exchange rate fluctuations with respect to royalty payments due from Hasbro for sales in foreign countries.

Dependence on New Products

          The Company's operating results depend to a significant extent on its ability to continue to develop and introduce new products on a timely basis that compete effectively on the basis of price and which address customer requirements. The success of new product introductions depends on various factors, including proper new product selection, successful sales and marketing efforts, timely production and delivery of new products, and consumer acceptance of new products. There can be no assurance that any new products will receive or maintain substantial market acceptance. If the Company were unable to design, develop, and introduce competitive products on a timely basis, its future operating results would be adversely affected. See Item 1, "Business - Products and Services."

Management of Growth

          Since 1993, the Company's business operations have undergone significant changes and growth, including emphasis on and expansion of its collectible product lines, acquisition of its motorsports consumer products lines, and significant investments in tooling. The Company's ability to manage effectively any significant future growth, however, will require it to further enhance its operational, financial, and management systems; to expand its facilities and equipment; to receive products from third-party manufacturers on a timely basis; and to successfully hire, train, and motivate additional employees. The failure of the Company to manage its growth on an effective basis could have a material adverse effect on the Company's operations. The Company may be required to increase staffing and other expenses as well as make expenditures on capital equipment and manufacturing sources in order to meet the anticipated demand of its customers. Sales of the Company's collectible and consumer products are subject to changing consumer tastes, and customers for the Company's promotional items generally do not commit to firm orders for more than a short time in advance. The Company's profitability would be adversely affected if the Company increases its expenditures in anticipation of future orders that do not materialize. Certain customers also may increase orders for the Company's products on short notice, which would place an excessive short-term burden on the Company's resources.

Dependence on Key Personnel

          The Company's development and operations to date have been, and its proposed operations will be, substantially dependent upon the efforts and abilities of its senior management, including Fred W. Wagenhals, the Company's Chairman of the Board, President, and Chief Executive Officer. The loss of services of one or more of its key employees, particularly Mr. Wagenhals, could have a material adverse affect on the Company. The Company maintains key person insurance on the life of Mr. Wagenhals in the amount of $3,000,000. The Company does not maintain such insurance on any of its other officers.

Control by Management

          The directors and officers of the Company currently own approximately 19.8% of the Company's outstanding Common Stock. In addition, as voting trustee under a voting trust agreement with an affiliate of the Company's overseas manufacturer of die-cast collectibles, Fred W. Wagenhals has the right to cast an additional 500,000 votes on any matter to be voted upon by the Company's shareholders. As a result, the directors and officers of the Company, including Mr. Wagenhals, possess voting power with respect to approximately 23.6% of the total number of votes entitled to be cast at any meeting of the Company's shareholders.

Possible Volatility of Stock Price

          The market price of the Company's Common Stock has fluctuated significantly since its initial public offering in April 1993. See Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters." The trading price of the Company's Common Stock in the future could be subject to wide fluctuations in response to quarterly variations in operating results of the Company, actual or anticipated announcements of new products by the Company or its competitors, changes in analysts' estimates of the Company's financial performance, general conditions in the markets in which the Company competes, worldwide economic and financial conditions, and other events or factors. The stock market also has experienced extreme price and volume fluctuations that have particularly affected the market prices for many rapidly expanding companies and often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock.

Litigation

          The Company is one of approximately 30 defendants in a lawsuit in which the state of Arizona seeks recovery of certain clean-up costs under federal and state environmental laws. The Company also is a defendant in a lawsuit alleging breach of contractual duties and appropriation of certain business opportunities of a dissolved corporation. The Company is actively defending these lawsuits. In the event a decision adverse to the Company is rendered in either of these lawsuits, the resolution of such matter could have a material adverse effect on the Company. See Item 6, "Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3, "Legal Proceedings."

Rights to Acquire Shares; Potential Issuance of Additional Shares

          As of December 20, 1996, options to acquire a total of 1,105,053 shares were outstanding under the Company's 1993 Stock Option Plan (the "1993 Plan"). During the terms of such options, the holders thereof will have the opportunity to profit from an increase in the market price of Common Stock with resulting dilution in the interests of holders of Common Stock. The existence of such stock options may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options can be expected to exercise such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options.

Shares Eligible for Future Sale; Potential Depressive Effect on Stock Price

          Of the 13,094,962 shares of Common Stock currently outstanding, 9,948,345 shares are eligible for resale in the public market without restriction unless held by an "affiliate" of the Company, as that term is defined under the Securities Act of 1933, as amended (the "Securities Act"). The remaining 3,146,617 shares of Common Stock currently outstanding are "restricted securities," as that term is defined in Rule 144, and may be sold only in compliance with Rule 144, pursuant to registration under the Securities Act, or pursuant to an exemption therefrom. Affiliates also are subject to certain of the resale limitations of Rule 144 as promulgated under the Securities Act.
Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from the Company or an affiliate of the

Company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of the Company's then-outstanding Common Stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares. An aggregate of 2,564,000 shares held by an officer and director currently are available for sale under Rule 144. In addition, a current registration statement covers the resale of approximately 178,000 restricted shares. Sales of substantial amounts of Common Stock by shareholders of the Company or even the potential for such sales, are likely to have a depressive effect on the market price of the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

Lack of Dividends

          The Company has never paid any cash dividends on its Common Stock and does not currently anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply earnings to the expansion and development of its business.

Change in Control Provisions

          The Company's Amended and Restated Articles of Incorporation (the "Restated Articles"), Amended and Restated Bylaws (the "Restated Bylaws"), and Arizona law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when those attempts may be in the best interests of shareholders. The Restated Articles also authorizes the Board of Directors, without shareholder approval, to issue one or more series of Preferred Stock, which could have voting, liquidation, dividend, conversion, or other rights that adversely affect or dilute the voting power of the holders of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

          Certain statements and information contained in this Report under the headings "Business," "Special Considerations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the motorsports industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward- looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under Item 1, "Business - Special Considerations."

ITEM 2.   PROPERTIES

          The Company leases a facility in Tempe, Arizona, containing approximately 46,000 square feet. The Company uses approximately 18,000 square feet of the facility for offices and 28,000 square feet for warehouse space and packaging operations. The term of the lease expires in December 2003. Fred W. Wagenhals, Chairman of the Board, President, and Chief Executive Officer of the Company, currently owns a one-third interest in F.W. Investments, a partnership which owns this facility. The Company believes that the lease payments for this facility are comparable to an amount it would pay to an unaffiliated party for comparable space.

          The Company leases a 25,000 square foot facility in Charlotte, North Carolina, for its Sports Image operations. The Company uses approximately 5,000 square feet of the facility for offices and approximately 20,000 square feet for warehouse space and packaging operations. The term of the lease expires in April 1998.

ITEM 3.   LEGAL PROCEEDINGS

          On May 17, 1993, the state of Arizona (the "State") instituted a lawsuit against the Company and 29 other defendants in the United States District Court for the District of Arizona. The State seeks recovery of certain clean up costs under federal and state environmental laws. Specifically, the State seeks recovery of expenses that it has incurred to date for an environmental investigation and clean up of property formerly used as a site for recycling hazardous wastes. The State alleges that the property has been contaminated with hazardous substances. In addition, the State seeks a declaratory judgment that the Company and the other defendants are jointly and severally liable for all future costs incurred by the State for investigative and remedial activities, and seeks a mandatory permanent injunction requiring the Company to undertake appropriate assessment and remedial action at the property. The State has not specified the amounts it seeks to collect from the Company. The State alleges that F.W. Leisure Industries, Inc. and/or F.W. & Associates, Inc. were predecessors of the Company that produced and arranged for the transportation of hazardous substances to the property involved in the lawsuit. The Company is defending this lawsuit on various bases including that F.W. Leisure Industries, Inc. and/or F.W. & Associates, Inc. were not predecessors of the Company and that neither the Company nor any predecessor of the Company has ever produced or transported hazardous substances as alleged by the State. The State has settled a portion of its claims with respect to a large number of the other defendants to the lawsuit. The Company is not a party to that settlement. On February 1, 1995, a number of the defendants that agreed to the settlement with the State were granted leave to file, and subsequently did file a cross-claim against the Company seeking indemnity from the Company based on the same predecessor liability theory asserted by the State. The parties have conducted discovery limited to the issue of any defendant's status as a responsible party and regarding the Company's status as a successor corporation. The parties have filed cross-motions for summary judgment, which may resolve part or all of the Company's involvement in the lawsuit. The court had scheduled oral arguments on these motions for September 30, 1996. That hearing date has been vacated and will be rescheduled at a later date. The Company currently estimates the potential range of loss to be between $400,000 and $800,000 in the event that its defense proves unsuccessful. The Company has made no provision in its financial statements with respect to this matter.

          A lawsuit, purportedly on behalf of Action Products, Inc., a dissolved Arizona corporation, has been instituted against the Company, Fred W. Wagenhals, and others in the United States District Court for the District of Arizona. The complaint alleges that the Company, Mr. Wagenhals, and others breached contractual and other duties to API and appropriated certain business opportunities of API. The complaint requests damages, including punitive and treble damages, in an unspecified amount. The complaint was effectively amended subsequent to filing. In June 1996, the court granted the Company's motion to dismiss with respect to securities law claims, but denied the Company's motion to dismiss with respect to certain federal RICO claims. The Company is vigorously defending the lawsuit and all parties currently are conducting discovery. In the event that a decision adverse to the Company is rendered, and in the event that the Company has no insurance coverage with respect to these claims, the resolution of such matter could have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Company's common stock, par value $.01 per share (the "Common Stock") has been quoted on the Nasdaq National Market under the symbol "ACTN" since April 27, 1993. The following table sets forth the quarterly high and low closing sale prices of the Company's Common Stock for the calendar periods indicated on the Nasdaq National Market, as adjusted for the two-for-one stock split effected as a stock dividend on May 28, 1996.

                                                                  Common Stock
                                                                 --------------
                                                                 High       Low
                                                                 ----       ---
1994:
   First Quarter.......................................         $2.31      $1.63
   Second Quarter......................................          2.25       1.81
   Third Quarter.......................................          2.25       1.84
   Fourth Quarter......................................          2.97       2.19

1995:
   First Quarter.......................................         $3.63      $2.44
   Second Quarter......................................          4.56       3.25
   Third Quarter.......................................          9.19       4.25
   Fourth Quarter......................................          9.63       6.25

1996:
   First Quarter.......................................        $11.31      $6.44
   Second Quarter......................................         19.75      10.81
   Third Quarter.......................................         14.34      10.63
   Fourth Quarter (through December 20, 1996)..........         18.75      13.63

          As of December 20, 1996, there were approximately 110 holders of record of the Company's Common Stock. On December 20, 1996, the closing sales price of the Company's Common Stock on the Nasdaq National Market was $17.69 per share.

         In March 1995, the Company sold 500 shares of Class A Preferred Stock to an affiliate of its principal manufacturer of die-cast collectibles for a purchase price of $2.0 million. The sale was effected primarily as a long-term strategic transaction intended to align the interests of the manufacturer with those of the Company. Pursuant to the terms of the Class A Preferred Stock, the holder converted those shares into 1,000,000 shares of the Company's Common Stock in May 1996.

ITEM 6. SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table summarizes certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The data has been derived from the financial statements of the Company audited by Arthur Andersen LLP, independent public accountants.

                                                                                Fiscal Year Ended September 30
                                                                                ------------------------------
Consolidated Statement of Income:                                                   1995            1996
                                                                                    ----            ----
                                                                   (in thousands, except share and per share amounts)
Sales:
   Collectible sales, net.........................................             $     23,443  $     40,904
   Consumer product sales, net....................................                    1,190         1,961
   Promotional sales, net(1)......................................                    1,498         1,351
                                                                               ------------  ------------
Net sales.........................................................                   26,131        44,216
Cost and expenses:
   Cost of sales..................................................                   15,882        25,296
   Selling, general and administrative............................                    6,119         9,266
                                                                               ------------  ------------
Operating income..................................................                    4,130         9,654
Interest income and other, net....................................                       24           216
                                                                               ------------  ------------
Income before provision for income taxes..........................                    4,154         9,870
Provision for income taxes........................................                    1,384         3,917
                                                                               ------------  ------------
Net income........................................................             $      2,770  $      5,953
                                                                               ============  ============
Earnings per common share and
   common share equivalent........................................             $       0.25  $       0.46
                                                                               ============  ============
Weighted average number of common shares and
   common share equivalents outstanding(2)........................             11,570,046      13,069,380

                                                                                Sept. 30,       Sept. 30,
                                                                                   1995            1996
                                                                                 --------        ------
Consolidated Balance Sheet Data                                                       (in thousands)
   (at end of period):
Working capital...................................................                $11,922         $18,094
Total assets......................................................                 23,351          31,649
Notes payable to banks and long-term debt.........................                     --              --
Shareholders' equity..............................................                 18,890          26,996

----------
(1) The Company sold the assets and liabilities related to its mini vehicle operations and discontinued its mini vehicle operations in March 1995. See Item 1, "Business - Development of the Company."
(2) Adjusted to reflect the two-for-one stock split effected as a stock dividend on May 28, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS

Introduction

         The Company designs and markets collectible die-cast and pewter miniature replicas of motorsports vehicles and designs and markets licensed apparel, souvenirs, and other motorsports consumer items, including t-shirts, hats, jackets, mugs, key chains, and drink bottles. The Company also represents popular race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements, and develops marketing and product promotional programs for corporate sponsors of motorsports that feature the Company's die-cast replicas or other products as premium awards intended to increase brand awareness of the products or services of the corporate sponsors. The Company's motorsports collectibles and consumer products are manufactured by third parties, generally utilizing the Company's designs, tools, and dies.

         The Company was incorporated in Arizona in May 1992 and began marketing die-cast collectibles in July 1992. In August 1994, the Company acquired certain assets and liabilities of Fan Fueler, Inc. and began marketing product lines of licensed motorsports consumer products. During the first two quarters of fiscal 1995, the Company designed and marketed pedal, electric, and gas-powered mini vehicles, primarily as specialty promotional items. The Company sold the assets related to its mini vehicle operations in March 1995. In November 1996, the Company acquired the business of Sports Image, which markets and distributes licensed motorsports apparel and other souvenir items.

Results of Operations of the Company for the Years Ended September 30, 1995 and 1996

         The Company had net income of $5,953,000, or $0.46 per share, for the year ended September 30, 1996, compared with net income of $2,770,000, or $0.25 per share, for the year ended September 30, 1995. The Company attributes the improvement in net income during fiscal 1996 primarily to (i) growth in the motorsports collectible market and the capture of additional market share, which enabled the Company to produce and sell increased quantities of collectibles;
(ii) increased sales as a result of growth in the Company's retail collector club, which provides higher gross margins; and (iii) increased sales as a result of the successful introduction of several new and exclusive licensing programs for die-cast and pewter collectible product lines in fiscal 1996.

         During the years ended September 30, 1995 and 1996, sales were $26,131,000 and $44,216,000, respectively. The $18,085,000, or 69%, increase in sales resulted from an increase of $17,461,000 in collectible sales, an increase of $771,000 in motorsports consumer products sales, and a decrease of $147,000 in promotional sales.

         The increase in collectible sales is primarily attributable to the continued growth in the motorsports collectible market and the Company's ability to satisfy consumer demand for high-quality collectibles. The Company continues to realize sales increases from recently introduced product lines, which include pewter replica vehicles and NHRA drag racing die-cast replicas. The decrease in promotional sales is attributable to the sale of the Company's mini vehicle operations in the second quarter of fiscal 1995, which was substantially offset by sales of $1.4 million from the Companies new promotional program featuring the Company's die-cast replicas.

         Cost of sales increased from $15,882,000 in fiscal 1995 to $25,296,000 in fiscal 1996, representing 61% and 57% of net sales during those years, respectively. The decrease in cost of sales as a percentage of sales resulted primarily from (i) the effect of higher sales volume on fixed cost components of cost of sales, primarily depreciation charges related to the Company's tooling equipment, and (ii) higher gross margins associated with increased sales through the Company's retail collectors' club.

         Selling, general, and administrative expenses increased from $6,119,000 in fiscal 1995 to $9,266,000 in fiscal 1996, representing 23% and 21% of net sales during those years, respectively. The increase in such expenses resulted from increased expenditures in sales and marketing, particularly increased advertising consistent with the Company's strategy to increase collector club memberships and distributor sales.

         Interest and other income increased from approximately $24,000 in fiscal 1995 to approximately $216,000 in fiscal 1996. The increase resulted primarily from the decrease in interest expense from $184,000 in fiscal 1995 to $79,000 in fiscal 1996. The decrease in interest expense resulted primarily from the conversion of the 10% Convertible Subordinated Debentures (the "Debentures") into shares of the Company's Common Stock during fiscal 1995. See Note 4 to the Consolidated Financial Statements.

         The provision for income taxes in fiscal 1995 resulted in an effective tax rate of approximately 33.0% compared with an effective tax rate of approximately 40.0% in fiscal 1996. The increase in the effective tax rate occurred primarily as a result of the utilization of net operating loss carryforwards in fiscal 1995.

Seasonality

         Sales of collectibles and motorsports consumer products historically have been lowest in the fourth calendar quarter, corresponding with the end of the racing season. The Company believes, however, that holiday sales of its products are increasing, which has the effect of reducing seasonal fluctuations in its sales.

Liquidity and Capital Resources

         The Company's working capital position increased to $18,094,000 at September 30, 1996 from $11,922,000 at September 30, 1995. The increase of $6,172,000 is primarily attributable to the Company's results of operations and proceeds of approximately $1,315,000 from the exercise of certain stock options and warrants, partially offset by approximately $3,879,000 in additions to property and equipment.

          The Company's operations provided net cash of approximately $861,000 during the year ended September 30, 1996. The major elements contributing to net operating cash flow include earnings from operations and uses of cash from (i) increases in accounts receivable as a result of increased shipments of the Company's die-cast collectible products during the latter part of the fourth quarter of fiscal 1996; (ii) continued investments in inventory to provide for the anticipated growth of the Company's collectors' club and inventory purchases related to the Company's Corvette die-cast program; and (iii) royalty advances paid on new and existing multi-year license agreements.

         Investment in inventories has increased in response to continued growth in sales through the Company's retail collectors' club and as a result of lower than anticipated sales of the Corvette die-cast program introduced in the third quarter of fiscal 1996. The Company has implemented several new plans to market the Corvette product line, including the distribution of such products to approximately 4,500 General Motors dealerships throughout the United States. The Company also has reduced purchase commitments for future production of the Corvette products until such time as it can determine the success of its current marketing plans.

         Capital  expenditures  for the fiscal  year ended  September  30,  1996
totalled  approximately   $3,879,000,  of  which  approximately  $2,649,000  was
utilized for the Company's continued investment in tooling.

         In May 1996, the Company entered into a new credit agreement with a foreign bank. The credit agreement provides the Company's supplier of die-cast collectible products with security for the Company's purchase orders, up to a limit of $5.0 million, an increase of $1.5 million from the Company's previous agreement. The agreement also provides for an import cash line of credit of $1.0 million, which allows the Company to finance its imports for up to 90 days from the date of shipment. As of September 30, 1996, there were no amounts outstanding on the import cash line of credit. Total purchase commitments of approximately $3,327,000 at September 30, 1996 are secured by the assets of the Company. The Company's credit facilities under the current credit agreement will expire on January 31, 1997. The Company currently is negotiating alternative financing to replace the existing credit agreement as well as recent acquisition-related financing arrangements prior to their respective expiration dates.

          The Company is one of approximately 30 defendants in a lawsuit in which the state of Arizona is seeking recovery of certain clean-up costs under federal and state environmental laws. The Company is vigorously defending this lawsuit on various bases, including that neither the Company nor any of its predecessors has produced or arranged for the transportation of hazardous substances as alleged by the state. The Company currently estimates the potential range of loss to be between $400,000 and $800,000 in the event that its defense proves unsuccessful. The Company has made no provision in its financial statements with respect to this matter.

         In December 1995, a lawsuit was instituted against the Company, the Company's Chief Executive Officer, and others alleging that the Company, the Company's Chief Executive Officer, and others breached contractual and other duties and appropriated certain business opportunities of a dissolved Arizona corporation. The Company is vigorously defending the lawsuit. The imposition of damages in the case against the Company could have a material adverse effect on the Company's earnings and liquidity.

         In November 1996, the Company purchased substantially all of the assets and certain liabilities of Sports Image, Inc. for approximately $30,000,000, consisting of a $24,000,000 promissory note due January 2, 1997 and 403,361 shares of the Company's Common Stock valued at $14.875 per share. Sports Image sells and distributes a variety of licensed motorsports products through wholesale distributor networks, corporate sponsors, and trackside events. Terms of this acquisition were determined by arms-length negotiations between representatives of Sports Image and representatives of the Company. In fiscal 1996, the Company derived 16% of its net sales from Sports Image, a distributor of the Company's die-cast collectible products.

          In December 1996, the Company reached an agreement in principle to acquire substantially all of the assets and certain liabilities of Motorsports Traditions Limited Partnership and all of the capital stock of Creative Marketing & Promotions, Inc. for an aggregate of approximately $13,000,000 consisting of cash, a promissory note, and shares of the Company's Common Stock. The acquisition is subject to the completion of due diligence and the preparation and execution of definitive agreements. Motorsports Traditions sells and distributes licensed motorsports products through a network of wholesale distributors and trackside events. Motorsports Traditions generates approximately $25,000,000 in annual revenue from its design, manufacturing, and sales and distribution activities.

         During fiscal 1996, the Company issued an aggregate of 149,114 shares of Common Stock upon exercise of various warrants, resulting in total proceeds to the Company of approximately $511,000. During fiscal 1996, the Company also issued 239,247 shares of Common Stock upon exercise of employee stock options, with total proceeds to the Company of approximately $803,000.

          The Company has received a letter of commitment from an insurance company for $20,000,000 in debt financing in the form of senior unsecured notes (the "Senior Notes"). The Senior Notes will bear interest at the rate of 8.05% per annum, provide for semi-annual payments of accrued interest, and call for the payment of principal on January 2, 1999. The Company anticipates that the closing of the Senior Notes will be January 2, 1997. The Company intends to utilize the proceeds from the Senior Notes to repay a portion of the Purchase Price Note issued in connection with the acquisition of Sports Image.

          The Company also has received a letter of commitment from a bank for a $10,000,000 unsecured revolving line of credit ("Line of Credit"). The Line of Credit, which will mature on March 31, 1998, will bear an interest rate equal to the LIBOR rate plus 1.9%. The Company anticipates that the closing of the Line of Credit will be

January 2, 1997. The Company intends to utilize approximately $4,000,000 of the Line of Credit to complete the Sports Image acquisition and an additional $4,000,000 to close the MTL acquisition.

         The Company's current cash resources, letter of credit facility, commitments for additional financing, and expected cash flow from operations are expected to be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from capital needs resulting from acquisitions. However, the Company may be required to obtain additional capital to fund its planned growth during the next 12 months and beyond, particularly to provide guarantees under licensing arrangements or to obtain international letters of credit in connection with purchase orders from its off-shore manufacturer of die-cast collectibles. Potential sources of any such capital may include the proceeds from the exercise of outstanding options, bank financing, strategic alliances, and additional offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse affect on the Company's business.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements, the notes thereto and reports thereon, commencing at page F-1 of this report, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Directors and Executive Officers

         The following table sets forth certain information regarding the directors and executive officers of the Company.

        Name              Age                  Position Held
        ----              ---                  -------------

Fred W. Wagenhals         55         Chairman of the Board, President, and Chief
                                     Executive Officer
Tod J. Wagenhals          32         Executive Vice President, Secretary, and
                                     Director
Christopher S. Besing     36         Vice President, Chief Financial Officer,
                                     Treasurer, and Director
Joseph M. Mattes          37         Vice President and Director
Jack M. Lloyd             47         Director
Robert H. Manschot        53         Director

         Fred W. Wagenhals has been Chairman of the Board, President, and Chief Executive Officer of the Company since November 1993 and served as Chairman of the Board and Chief Executive Officer from May 1992 until September 1993 and as President from July 1993 until September 1993. Mr. Wagenhals co-founded Racing Champions, Inc. in April 1989 and served as a director of that company until April 1993. From October 1990 until May 1992, Mr. Wagenhals served as Chairman of the Board and Chief Executive Officer of Race Z, Inc. and Action Performance Sales, Inc. ("APS"), which were engaged in sales of promotional products and collectible items related to the racing industry. Mr. Wagenhals served as President of Action Products, Inc. ("API") from its inception in September 1986 until his resignation in October 1990 and as a director from September 1986 until his resignation in December 1992. API's principal creditor declared API in default and installed a receiver to manage API's operations in November 1991. The creditor took possession of all operating assets of API in May 1992 in partial satisfaction of API's debt and thereafter sold such assets to the Company.

         Tod J. Wagenhals has been a Vice President and Secretary of the Company since November 1993 and a director of the Company since December 1993. Mr. Wagenhals served in various marketing capacities with the Company from May 1992 until September 1993 and with APS from October 1991 until May 1992. Mr. Wagenhals was National Accounts Manager of API from January 1989 to October 1991. Mr. Wagenhals is the son of Fred W. Wagenhals.

         Christopher S. Besing has been a Vice President and the Chief Financial Officer of the Company since January 1994, a director of the Company since May 1995, and has served as Treasurer of the Company since February 1996. Prior to joining the Company, Mr. Besing held several financial positions with Orbital Sciences Corporation ("OSC") from September 1986 to December 1993, most recently as Director of Accounting and Controller of OSC's Launch Systems Group in Chandler, Arizona. Prior to joining OSC, he was employed by Arthur Andersen and Co. from January 1985 to August 1986. Mr. Besing is a Certified Public Accountant.

         Joseph M. Mattes has been a Vice President and a director of the Company since December 1996. Mr. Mattes also serves as President of the Company's wholly owned subsidiary, Sports Image, Inc. Mr. Mattes served as President of the predecessor of Sports Image from January 1995 until the acquisition of its business in November 1996. From 1985 through December 1994, Mr. Mattes served at various times as Controller, Director of Purchasing,

Plant Manager, and Executive Vice President of Operations of Carlisle Plastics, Inc., a $140 million per year injection molding company.

         Jack M. Lloyd has been a director of the Company since July 1995. Mr. Lloyd has served as the President and Chief Executive Officer of DenAmerica Corp., a publicly held corporation which is the largest franchisee of Denny's restaurants in the United States, since March 1996 and as Chairman of the Board of DenAmerica Corp. since July 1996. Mr. Lloyd served as the Chairman of the Board and Chief Executive Officer of Denwest Restaurant Corp. ("Denwest"), the second largest franchisee of Denny's restaurants in the United States, from 1987 until its merger with DenAmerica Corp. in March 1996. Mr. Lloyd also served as President of Denwest from 1987 until November 1994. Mr. Lloyd engaged in commercial and residential real estate development and property management as president of First Federated Investment Corporation during the early and mid-1980s. Mr. Lloyd currently serves as a director of Masterview Window Company, a privately held company.

         Robert H. Manschot has been a director of the Company since July 1995. Mr. Manschot currently serves as President and Chief Executive Officer of the United Kingdom division of Seceurop Group and engages in business consulting services and venture capital activities. Mr. Manschot served as President and Chief Executive Officer of Rural/Metro Corporation ("Rural/Metro"), a publicly held provider of ambulance and fire protection services, from October 1988 until March 1995. Mr. Manschot joined Rural/Metro in October 1987 as Executive Vice President, Chief Operating Officer and a member of its Board of Directors. Mr. Manschot was with the Hay Group, an international consulting firm, from 1978 until October 1987, serving as Vice President and a partner from 1984, where he led strategic consulting practices in Brussels, Asia, and the western United States. Prior to joining the Hay Group, Mr. Manschot spent 10 years with several leading international hotel chains in senior operating positions in Europe, the Middle East, Africa, and the United States.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange
Commission (the "Commission"). Directors, officers and greater than 10% shareholders are required by the Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company during the fiscal year ended
September 30, 1996 and written representations that no other reports were required, the Company believes that each person who at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year, except that (i) Christopher S. Besing filed a late report on Form 4 covering two transactions and filed a late report on Form 5 covering the grant of stock options that are exempt under Rule 16b-3 under the Exchange Act; (ii) Tod J. Wagenhals filed a late report on Form 5 covering the grant of stock options that are exempt under Rule 16b-3 under the Exchange Act; and (iii) Russell W. Leicht, Jr., a former officer and director of the Company, filed a late report on Form 4 covering two transactions.

ITEM 10.          EXECUTIVE COMPENSATION

         The  following  table sets forth  certain  information  concerning  the compensation for the fiscal years ended September 30, 1994, 1995, and 1996 earned by the Company's Chief Executive Officer and by the Company's other executive officers whose cash salary and bonus exceeded $100,000 during fiscal 1996 (the "Named Officers"). No other officer of the Company received compensation of $100,000 or more during fiscal 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term
                                                                                       Compensation
                                                                                      --------------
                                                                                          Awards
                                                                                      --------------
                                                           Annual Compensation          Securities           All Other
                                                        ------------------------        Underlying         Compensation
Name and Principal Position                 Year        Salary($)(1)    Bonus($)       Options(#)(2)          ($)(3)
---------------------------                -----        ------------    --------      --------------       -------------
Fred W. Wagenhals                           1996            $250,000      $75,000             --             $4,854
  Chairman of the Board, President,         1995             164,423       23,000         50,000              3,173
  and Chief Executive Officer               1994             150,000           --         40,000                 --

Tod J. Wagenhals                            1996            $75,000       $26,000         20,000             $1,832
  Executive Vice President,                 1995             59,596         8,000         50,000              1,247
  Secretary, and Director                   1994             43,345            --         40,000                 --

Christopher S. Besing                       1996            $75,000       $26,000         20,000             $1,572
  Vice President, Chief Financial           1995             71,250        10,000         50,000              1,425
  Officer, Treasurer, and Director          1994             45,000            --         80,000                 --

------------------

(1) Messrs. Wagenhals, Wagenhals, and Besing also received certain perquisites, the value of which did not exceed 10% of their salary and bonus during fiscal 1996.
(2) The exercise price of all stock options granted were equal to the fair market value of the Company's Common Stock on the date of grant.
(3) Amounts shown for fiscal 1996 represent matching contributions made by the Company to the Company's 401(k) Plan.

         The following table provides information on stock options granted to the Company's Named Officers during the fiscal year ended September 30, 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                       Individual Grants
-------------------------------------------------------------------------------------------------------------------------
                                                 Number of
                                                Securities           % of Total
                                                Underlying             Options          Exercise
                                                  Options            Granted in           Price
Name                                          Granted (#)(1)         Fiscal Year         ($/Sh)      Expiration Date
----                                          --------------         -----------         ------      ---------------

Fred W. Wagenhals                                   --                   --                --               --
  Chairman of the Board, President,
  and Chief Executive Officer

Tod J. Wagenhals                                  20,000                8.5%             $10.63          9/4/02
  Executive Vice President,
  Secretary, and Director

Christopher S. Besing                             20,000                8.5%             $10.63          9/4/02
  Vice President, Chief Financial
  Officer, and Director

------------------

(1) The options were granted at the fair value of the shares on the date of grant, have a six-year term, and provide that one-third of the options vest and become exercisable on each of the first, second, and third anniversaries of the date of grant.

         The following table provides information on options exercised in the last fiscal year by the Company's Named Officers and the value of each such officer's unexercised options at September 30, 1996.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                      OPTION VALUE AS OF SEPTEMBER 30, 1996

                                                                  Number of Securities                   Value of Unexercised
                                                                 Underlying Unexercised                  In-the Money Options
                                                              Options at Fiscal Year-End (#)           at Fiscal Year-End ($)(1)
                              Shares Acquired      Value      ------------------------------           -------------------------
Name                          on Exercise (#)  Realized ($)    Exercisable     Unexercisable       Exercisable         Unexercisable
----------------------------  ---------------  ------------    -----------     -------------       -----------         -------------
Fred W. Wagenhals                   -0-             -0-          290,000            -0-             $3,125,250              -0-
  Chairman of the Board,
  President, and Chief
  Executive Officer

Tod J. Wagenhals                    -0-             -0-          170,000          20,000            $1,784,380           $45,000
  Executive Vice President,
  Secretary, and Director

Christopher s. Besing             40,000         $210,000         50,000          20,000            $  431,250           $45,000
  Vice President, Chief
  Financial Officer,
  and Director

------------------

(1) Calculated based upon the closing price as reported on the Nasdaq National Market on September 30, 1996 of $12.875 per share.

401(k) Profit Sharing Plan

         In October 1994, the Company established a defined contribution plan (the "401(k) Plan") that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). Under the 401(k) Plan, participating employees may defer from 1% to 15% of their pre-tax compensation, subject to the maximum allowed under the Internal Revenue Code. The Company will contribute $.50 for each dollar contributed by the employee, up to a maximum contribution of 2% of the employee's defined compensation. In addition, the 401(k) Plan provides that the Company may make an employer profit sharing contribution in such amounts as may be determined by the Board of Directors. The Company does not have a long-term incentive plan or a defined benefit or actuarial plan and has never issued any stock appreciation rights.

1993 Stock Option Plan

         The Company's 1993 Stock Option Plan, as amended (the "1993 Plan") provides for the granting of options to acquire Common Stock of the Company ("Options"), the direct granting of Common Stock ("Stock Awards"), the granting of stock appreciation rights ("SARs"), and the granting of other cash awards ("Cash Awards") (Stock Awards, SARs, and Cash Awards are collectively referred to herein as "Awards"). The 1993 Plan is intended to comply with Rule 16b-3 as promulgated under the Exchange Act with respect to persons subject to Section 16 of the Exchange Act. The Company believes that the 1993 Plan is important in attracting and retaining executives and other key employees and constitutes a significant part of the compensation program for key personnel, providing them with an opportunity to acquire a proprietary interest in the Company and giving them an additional incentive to use their best efforts for the long-term success of the Company. The 1993 Plan will remain in effect until September 24, 2001.

         On September 4, 1996, the Company's Board of Directors adopted amendments to the 1993 Plan that, among other things, increased the number of shares of Common Stock issuable pursuant to the 1993 Plan from 2,000,000 to 2,500,000 shares. Those amendments must be approved by the Company's shareholders prior to September 4, 1997. In the event the Company's shareholders do not approve the amendments prior to that date, Options or Awards granted subsequent to September 4, 1996 will remain in effect only to the extent that they could have been granted prior to the adoption of the amendments by the Board of Directors. As of September 30, 1996, an aggregate of 1,024,247 shares of the Company's Common Stock has been issued upon exercise of Options granted pursuant to the 1993 Plan, and there were outstanding Options to acquire an additional 1,105,053 shares of the Company's Common Stock.

         If any Option or SAR terminates or expires without having been exercised in full, stock not issued under such Option or SAR will again be available for the purposes of the 1993 Plan. If any change is made in the stock subject to the 1993 Plan, or subject to any Option or SAR granted under the 1993 Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, change in corporate structure, or otherwise), the 1993 Plan provides that appropriate adjustments will be made as to the maximum number of shares subject to the 1993 Plan and the number of shares and exercise price per share of stock subject to outstanding Options.

         Options and Awards may be granted only to persons ("Eligible Persons") who at the time of grant are either (i) key personnel, including officers and directors of the Company or its subsidiaries, or (ii) consultants and independent contractors who provide valuable services to the Company or to its subsidiaries. Options that are incentive stock options may only be granted to employees of the Company (or its subsidiaries). To the extent that granted Options are incentive stock options, the terms and conditions of those Options must be consistent with the qualification requirements set forth in the Internal Revenue Code. Employees of the Company may not receive grants of Options or Awards representing more than 50 percent of the shares of Common Stock issuable under the 1993 Plan.

         To exercise an Option, the optionholder will be required to deliver to the Company full payment of the exercise price for the shares as to which the option is being exercised. Generally, options can be exercised by delivery of cash, bank cashier's check or shares of Common Stock of the Company.

         Unless otherwise authorized by the Board of Directors in its sole discretion, Options granted under the 1993 Plan are nontransferable other than by will or by the laws of descent and distribution upon the death of the optionholder and, during the lifetime of the optionholder, are exercisable only by such optionholder. Unless the terms of the stock option agreement otherwise provide, in the event of the death or termination of the employment or services of the participant (but never later than the expiration of the term of the Option) Options may be exercised within a one-month period. If termination is by reason of disability, however, Options may be exercised by the optionholder or the optionholder's estate or successor by bequest or inheritance during the period ending one year after the optionholder's retirement (but not later than the expiration of the term of the option). Termination of employment at any time for cause immediately terminates all Options held by the terminated employee.

         The 1993 Plan includes an Automatic Program that provides for the automatic grant of stock options ("Automatic Options") to non-employee directors. Each non-employee director serving on the Board of Directors on the date the amendments to the 1993 Plan providing for the Automatic Program were approved by the Company's shareholders received Automatic Options to acquire 10,000 shares of Common Stock on that date, and each subsequently newly elected non-employee member of the Board of Directors will receive Automatic Options to acquire 10,000 shares of Common Stock on the date of his or her first appointment or election to the Board of Directors. In addition, Automatic Options to acquire 8,000 shares of Common Stock will be automatically granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of shareholders. All Automatic Options vest and become exercisable immediately upon grant. A non-employee member of the Board of Directors is not eligible to receive the 8,000-share Automatic Option grant if that option grant date is within 30 days of such non-employee member receiving the 10,000-share Automatic Option grant. The exercise price per share of Common Stock subject to Automatic Options granted under the 1993 Plan will be equal to 100% of the fair market value of the Company's Common Stock (as defined in the 1993 Plan) on the date such options are granted. The Company believes that the automatic grant of stock options to non-employee directors is necessary to attract, retain and motivate independent directors. The non-discretionary feature is intended to satisfy the requirements of rules adopted under the Exchange Act.

         The Company also may grant Awards to Eligible Persons under the 1993 Plan. SARs entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of Common Stock from the price stated in the award agreement to the market value of the Common Stock on the date first exercised or surrendered. Stock Awards entitle the recipient to directly receive Common Stock. Cash Awards entitle the recipient to receive direct payments of cash depending on the market value or the appreciation of the Common Stock or other securities of the Company.

Employment Agreements

          In connection with the acquisition of the assets of Sports Image, the Company entered into a three-year employment agreement with Joseph M. Mattes. Pursuant to the terms of his employment agreement, Mr. Mattes serves as a Vice President of the Company and as the President of its Sports Image subsidiary at a salary of $225,000 per year. In addition, Mr. Mattes will be eligible to receive an annual bonus of up to $67,500, as determined by the Company's Board of Directors based upon factors that it deems relevant, including Mr. Mattes' performance. The Company also granted to Mr. Mattes five-year options to acquire 50,000 shares of the Company's Common Stock at an exercise price of $14.875 per share. Of the options granted, options to acquire 30,000 shares were vested at the date of grant, options to acquire 10,000 shares will vest on November 7, 1997, and options to acquire the remaining 10,000 shares will vest on November 7, 1998.

         The Company offers its employees medical and life insurance benefits. The executive officers and other key employees of the Company, including directors who also are employees of the Company, are eligible to receive stock options under the Company's stock option plan.

Directors' Compensation

         Employees of the Company do not receive compensation for serving as members of the Company's Board of Directors. Independent directors receive $2,500 for each meeting attended in person. All directors are reimbursed for their expenses in attending meetings of the Board of Directors. Directors who are employees of the Company are eligible to receive stock options pursuant to the Company's 1993 Stock Option Plan. Pursuant to the 1993 Plan, each non-employee director of the Company receives an automatic grant of options to acquire 10,000 shares of the Common Stock on the date of his or her election or appointment as a director. Non-employee directors also receive an automatic grant of options to purchase 8,000 shares of Common Stock on the date of the meeting of the Board of Directors held immediately after each subsequent annual meeting of the shareholders of the Company.

Limitation of Directors' Liability; Indemnification of Directors, Officers, Employees, and Agents

         The Company's Restated Articles eliminate the personal liability of any director of the Company to the Company or its shareholders for money damages for any action taken or failure to take any action as a director of the Company, to the fullest extent allowed by the Arizona Business Corporation Act (the "Business Corporation Act"). Under the Business Corporation Act, directors of the Company will be liable to the Company or its shareholders only for (a) the amount of a financial benefit received by the director to which the director is not entitled; (b) an intentional infliction of harm on the Company or its shareholders; (c) certain unlawful distributions to shareholders; and (d) an intentional violation of criminal law. The effect of these provisions in the Restated Articles is to eliminate the rights of the Company and its shareholders (through shareholders' derivative suits on behalf of the Company) to recover money damages from a director for all actions or omissions as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (a) through (d) above. These provisions do not limit or eliminate the rights of the Company or any shareholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care.

         The Company's Restated Articles require the Company to indemnify and advance expenses to any person who incurs liability or expense by reason of such person acting as a director of the Corporation, to the fullest extent allowed by the Business Corporation Act. This indemnification is mandatory with respect to directors in all circumstances in which indemnification is permitted by the
Business Corporation Act, subject to the requirements of the Business Corporation Act. In addition, the Company may, in its sole discretion, indemnify and advance expenses, to the fullest extent allowed by the Business Corporation Act, to any person who incurs liability or expense by reason of such person acting as an officer, employee or agent of the Company, except where indemnification is mandatory pursuant to the Business Corporation Act, in which case the Company is required to indemnify to the fullest extent required by the Business Corporation Act.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the shares of the Company's outstanding Common Stock beneficially owned as of December 20, 1996 (i) by each of the Company's directors and executive officers; (ii) by all directors and executive officers of the Company as a group; and (iii) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock.

                                                                                      Shares Beneficially
                                                                                          Owned (1)(2)
                                                                                       ------------------
Name and Address of Beneficial Owner                                                   Number     Percent
------------------------------------                                                   ------     -------

Directors and Executive Officers
--------------------------------
Fred W. Wagenhals                                                                   3,354,000(3)      25.1%
Tod J. Wagenhals                                                                      171,456(4)       1.3%
Christopher S. Besing                                                                  65,000(5)          *
Joseph M. Mattes                                                                       45,000(6)          *
Jack M. Lloyd                                                                          18,000(7)          *
Robert H. Manschot                                                                     24,000(8)
All directors and executive officers as a group (six persons)                       3,662,456         26.8%

Non-Management 5% Shareholder
-----------------------------

CMC Enterprises Limited                                                             1,000,000(9)       7.6%

----------
* Less than 1% of outstanding shares of Common Stock.

(1) Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him, subject to applicable community property law. Except as otherwise indicated, each of such persons may be reached through the Company at 2401 West First Street, Tempe, Arizona 85251.

(2) The numbers and percentages shown include the shares of Common Stock actually owned as of December 20, 1996 and the shares of Common Stock that the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of December 20, 1996 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(3) Represents 2,564,000 shares of Common Stock, options to acquire 290,000 shares of Common Stock, and 500,000 shares over which Mr. Wagenhals has sole voting power as voting trustee under a voting trust agreement with the beneficial owner of such shares. See footnote 9. Mr. Wagenhals disclaims beneficial ownership with respect to the shares subject to the voting trust except to the extent of his right to vote such shares pursuant to the voting trust agreement.

(4) Represents 1,456 shares of Common Stock and options to acquire 170,000 shares of Common Stock.

(5) Represents 15,000 shares of Common Stock and options to acquire 50,000 shares of Common Stock.

(6) Represents 15,000 shares of Common Stock and options to acquire 30,000 shares of Common Stock.

(7)    Represents options to acquire 18,000 shares of Common Stock.

(8) Represents 6,000 shares of Common Stock and options to acquire 18,000 shares of Common Stock.

(9) Represents 1,000,000 shares of Common Stock held by CMC Enterprises Limited ("CMC"). CMC is owned by Choi Lim Shuk, Linda Lee, and Flora To, each of whom is a director of CMC and each of whom may be deemed to be the beneficial owner of shares held by CMC. An aggregate of 500,000 shares of Common Stock held by CMC currently are subject to a voting trust agreement pursuant to which Fred W. Wagenhals, the Company's Chairman of the Board, President, and Chief Executive Officer, has sole voting power with respect to such shares. See footnote 3. The address of CMC Enterprises Limited is 23/F, Block E, Phase 2, Superluck Industrial Centre, 57 Sha Tsui Road, Tsuen Wan, New Territories, Hong Kong.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       In December 1994, Fred W. Wagenhals advanced $300,000 to the Company in order to enable the Company to make certain advance royalty payments related to license agreements entered into by the Company for die-cast products to be marketed by the Company beginning in the second quarter of fiscal 1995. The Company issued a promissory note to Mr. Wagenhals for the advance, bearing interest, at 9% per annum, providing for monthly payment of accrued interest and calling for the payment of the principal no later than March 31, 1995. The Company repaid the note in full on February 9, 1995. The Company's prepaid expenses and other assets at September 30, 1995 included an advance of $50,000 to Mr. Wagenhals, which was repaid in fiscal 1996.

       The Company currently leases a building in Tempe, Arizona, containing approximately 46,000 square feet, for its corporate, administrative and sales offices and warehouse facilities. Fred W. Wagenhals currently owns a one-third interest in F. W. Investments, a partnership that owns this facility. The Company paid F.W. Investments rent of approximately $177,000 during each of the fiscal years ended September 30, 1995 and September 30, 1996.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit
Number                              Exhibit
------                              -------
3.1        First Amended and Restated Articles of Incorporation of Registrant(2)
3.2        Amended and Restated Bylaws of Registrant(2)
4.1        Form of Certificate of Common Stock(1)
9.1        Voting Trust Agreement dated as of February 13, 1995, as amended (3)
10.4.1     1993 Stock Option Plan, as amended and restated through July 3, 1995(4)
10.4.2     Non-Statutory Stock Option Agreement between the Company and Fred W. Wagenhals dated
           January 15, 1993(1)
10.8       Form of Indemnification Agreement entered into with the Directors of the Registrant(1)
10.21      Lease between the Company and F.W. Investments dated January 1, 1994(5)
10.24.1    Commercial  Credit  Agreement dated March 6, 1995 between the Company and the Hong Kong and Shanghai Banking Corporation Limited(3)
10.24.2    Optional Advance Time Note (Loans Against Imports) dated March 6, 1995 between the
           Company and the Hong Kong and Shanghai Banking Corporation(3)
10.25      Bill of Sale and Asset Purchase Agreement between the Company, Fan Fueler, Inc., Peter
           LaMonica, and Fred Miller, III dated August 12, 1994(6)
10.26      Bill of Sale and Asset Purchase Agreement between the Company, M-Car, Incorporated, and
           Robert Scott Tremonti dated September 29, 1994(6)
10.27      Manufacturing Agreement between the Company and Early Light International (Holdings) Ltd.
           dated December 5, 1994(6)
10.29      Asset Purchase Agreement dated March 31, 1995 between the Company and Motorsports
           Promotion, Inc.(3)
10.30      Promissory Note dated March 31, 1995 between Motorsports Promotions, Inc., as borrower, and the Company, as lender(3)
10.31      Security Agreement dated March 31, 1995 between Motorsports Promotions, Inc., as debtor, and the Company, as secured party(3)

Exhibit
Number                                       Exhibit
------                                       -------
10.32      Credit Agreement by and between the Company and Wells Fargo HSBC Trade Bank, N.A.(7)
10.33      Asset Purchase Agreement dated as of November 7, 1996, among Action Performance Companies, Inc.,
           SII Acquisition, Inc., Sports Image, Inc., and R. Dale Earnhardt and Teresa H. Earnhardt(8)
10.34      Promissory Note dated November 7, 1996, in the principal amount of $24,000,000 issued by SII
           Acquisition, Inc., as Maker, to Sports Image, Inc., as Payee, together with Guarantee of Action
           Performance Companies, Inc.(8)
10.35      Security Agreement dated November 7, 1996, between Sports Image, Inc. and SII Acquisition, Inc.(8)
10.36      Registration Agreement dated as of November 7, 1996, among Action Performance Companies, Inc.,
           Sports Image, Inc., and R. Dale Earnhardt and Teresa H. Earnhardt(8)
10.37      License Agreement dated as of November 7, 1996, among SII Acquisition, Inc., Dale Earnhardt, and
           Action Performance Companies, Inc.(8)
10.38      Employment Agreement dated as of November 7, 1996, between Action Performance Companies, Inc. and
           Joe Mattes(8)
11.1       Computation of Primary Earnings Per Share
11.2       Computation of Fully Diluted Earnings Per Share
23.1       Consent of Arthur Andersen LLP
27.1       Financial Data Schedule
----------------------
(1)        Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-
           57414-LA).
(2)        Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.
(3)        Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1995, as filed with the Securities and Exchange Commission on May 15, 1995.
(4)        Incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-8
           (Registration No. 33-66980) filed with the Securities and Exchange Commission on February 29, 1996.
(5)        Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1994 filed with the Securities and Exchange Commission on May 16, 1994.
(6)        Incorporated by reference to the Registrant's Form 10-KSB for the year ended September 30, 1994, as filed with the Securities and Exchange Commission on December 22, 1994.
(7)        Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1996, as filed with the Securities and Exchange Commission on August 14, 1996.
(8)        Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange
           Commission on November 22, 1996.

(c)        Reports on Form 8-K.

           None

                                   SIGNATURES


           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACTION PERFORMANCE COMPANIES, INC.



Date:  December 27, 1996               /s/ Fred W. Wagenhals
                                       -----------------------------------
                                       Fred W. Wagenhals, Chairman of the Board,
                                       President, and Chief Executive Officer


          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                         Capacity                                                Date
---------                                         --------                                                ----

/s/ Fred W. Wagenhals                 Chairman of the Board, President, and Chief                 December 27, 1996
---------------------------------     Executive Officer (Principal Executive Officer)
Fred W. Wagenhals


/s/ Tod J. Wagenhals                  Executive Vice President, Secretary, and Director           December 27, 1996
---------------------------------
Tod J. Wagenhals


/s/ Christopher S. Besing             Vice President, Chief Financial Officer, Treasurer,         December 27, 1996
---------------------------------     and Director (Principal Financial and
Christopher S. Besing                 Accounting Officer)



/s/ Joseph M. Mattes                  Vice President and Director                                 December 27, 1996
---------------------------------
Joseph M. Mattes


/s/ Jack M. Lloyd                     Director                                                    December 27, 1996
-----------------------------------
Jack M. Lloyd


/s/ Robert H. Manschot                Director                                                    December 27, 1996
---------------------------------
Robert H. Manschot

                       ACTION PERFORMANCE COMPANIES, INC.
                   Index to Consolidated Financial Statements



                                                                      Page
                                                                      ----

Report of Independent Public Accountants...........................    F-2

Consolidated Balance Sheet as of September 30, 1996................    F-3

Consolidated Statements of Operations for the Years
       Ended September 30, 1996 and 1995...........................    F-4

Consolidated Statements of Shareholders' Equity for the Years
       Ended September 30, 1996 and 1995...........................    F-5

Consolidated Statements of Cash Flows for the Years
       Ended September 30, 1996 and 1995...........................    F-6

Notes to Consolidated Financial Statements.........................    F-7

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Action Performance Companies, Inc.:

We have audited the accompanying consolidated balance sheet of ACTION PERFORMANCE COMPANIES, INC. (an Arizona corporation) and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 1996. These financial statemnts are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Performance Companies, Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


                                              Arthur Andersen LLP

Phoenix, Arizona,
 November 25, 1996, except with respect to matters discussed in Note 11 as to which the date is December 27, 1996.

                       ACTION PERFORMANCE COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET

                               September 30, 1996

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash..................................................      $ 4,983,382
  Accounts receivable, net of allowance for doubtful
    accounts of $256,324................................        7,496,988
  Inventories...........................................        5,833,812
  Deferred income taxes.................................        1,031,619
  Prepaid royalties.....................................        2,295,505
  Prepaid expenses and other assets.....................          739,723
                                                              -----------

    Total current assets................................       22,381,029

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation of $3,362,939................        8,188,441

NOTES RECEIVABLE, net of current portion................          902,412

DEPOSITS AND OTHER ASSETS...............................          176,752
                                                              -----------

                                                              $31,648,634
                                                              ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable......................................      $ 2,188,343
  Accrued royalties and other accrued expenses..........        1,577,567
  Income taxes payable..................................          521,547
                                                              -----------

    Total current liabilities...........................      $ 4,287,457

CAPITAL LEASE OBLIGATIONS...............................          364,725

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

  Preferred stock, no par value, 5,000,000 shares
  authorized; 0 shares issued and outstanding...........             --
  Common stock, $.01 par value, 25,000,000 shares
  authorized; 12,609,769 shares issued and outstanding..          126,098
  Additional paid-in capital............................       18,991,296
  Retained earnings.....................................        7,879,058
                                                              -----------

    Total shareholders' equity..........................       26,996,452
                                                              -----------

                                                              $31,648,634
                                                              ===========

                   The accompanying notes are an integral part
                       of this consolidated balance sheet

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the Years Ended September 30, 1996 and 1995

                                                     1996               1995
                                                  -----------       -----------
Collectible sales...........................      $40,903,590       $23,443,413
Consumer product sales......................        1,961,345         1,190,068
Promotional sales...........................        1,351,000         1,497,734
                                                  -----------       -----------

   Net sales................................       44,215,935        26,131,215

Cost of sales...............................       25,295,966        15,882,000
                                                  -----------       -----------
Gross profit................................       18,919,969        10,249,215

Selling, general and
  administrative expenses...................        9,266,397         6,118,978
                                                  -----------       -----------

Income from operations......................        9,653,572         4,130,237

Interest income and other, net..............          216,919            24,112
                                                  -----------       -----------

Income before provision for
  income taxes..............................        9,870,491         4,154,349

Provision for income taxes..................        3,917,196         1,384,500
                                                  -----------       -----------

NET INCOME..................................      $ 5,953,295       $ 2,769,849
                                                  ===========       ===========

NET INCOME PER COMMON SHARE:
  Primary...................................      $      0.46       $      0.27
                                                  ===========       ===========
  Fully Diluted ............................      $      0.46       $      0.25
                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Primary...................................       13,027,746        10,115,582
                                                  ===========       ===========
  Fully Diluted ............................       13,069,380        11,570,046
                                                  ===========       ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 For the Years Ended September 30, 1996 and 1995

                                                                  CONVERTIBLE
                                             COMMON STOCK       PREFERRED STOCK                            (Accumulated
                                          ------------------   ----------------    Common        Additional  Deficit)
                                           Shares              Shares               Stock         Paid-in    Retained
                                           Issued     Amount   Issued    Amount   Subscribed      Capital    Earnings        Total
                                          --------   -------   ------    ------   ----------    ----------- -----------    --------
BALANCE, September 30, 1994 ...........   7,873,846   $ 78,738    --    $    --    $ 125,000  $ 7,549,012  $ (844,086) $  6,908,664

Issuance of Convertible Preferred Stock        --         --     500          5         --      1,999,995        --       2,000,000

Common Stock issued upon conversion
  of debentures .......................   1,485,676     14,858    --         --         --      2,433,610        --       2,448,468

Common Stock issued under consulting
  agreement ...........................     200,000      2,000    --         --         --        248,000        --         250,000

Common Stock issued for common stock
  subscribed ..........................     100,000      1,000    --         --    $(125,000)     124,000        --            --

Common stock issued upon exercise of
  employee options ....................     541,000      5,410    --         --         --      1,274,915        --       1,280,325

Tax benefit from employee stock options        --         --      --         --         --        715,844        --         715,844

Redemption of warrants ................        --         --      --         --         --       (403,683)       --        (403,683)

Common stock issued upon exercise
  of warrants .........................   1,020,886     10,208    --         --         --      2,910,615        --       2,920,823

Net Income ............................        --         --      --         --         --           --    $2,769,849     2,769,849
                                         ----------  --------- -------  ---------  ---------  -----------  ----------  ------------

BALANCE, September 30, 1995 ...........  11,221,408   $112,214   500    $     5    $    --    $16,852,308  $1,925,763  $ 18,890,290
                                         ----------  --------- -------  ---------  ---------  -----------  ----------  ------------

Common Stock issued upon exercise of
  warrants ............................     149,114      1,491    --         --         --        509,837        --         511,328

Common Stock issued upon exercise of
 employee options .....................     239,247      2,393    --         --         --        800,901        --         803,294

Common Stock issued upon conversion of
  Class A Convertible Preferred Stock .   1,000,000     10,000  (500)        (5)        --         (9,995)       --            --

Tax benefit from employee stock options        --         --      --         --         --        838,245        --         838,245

Net Income ............................        --         --      --         --         --           --    $5,953,295     5,953,295
                                         ----------  --------- -------  ---------  ---------  -----------  ----------  ------------

BALANCE, September 30, 1996 ...........  12,609,769   $126,098    --    $    --    $    --    $18,991,296  $7,879,058  $ 26,996,452
                                         ==========  ========= =======  =========  =========  ===========  ==========  ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Years Ended September 30, 1996 and 1995


                                                         1996          1995
                                                     -----------    -----------
Cash Flows from Operating Activities:
Net Income .......................................   $ 5,953,295    $ 2,769,849
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
   Depreciation and amortization .................     1,691,837        905,605
   Change in assets and liabilities:
     Accounts receivable .........................    (3,439,864)    (1,400,060)
     Inventories .................................    (3,142,777)      (700,870)
     Deferred income taxes .......................       716,752         29,756
     Prepaid royalties ...........................    (1,185,858)      (471,225)
     Prepaid expense and other assets ............       204,929       (471,162)
     Accounts payable ............................       565,124        859,039
     Income taxes payable ........................      (795,796)     1,317,343
     Accrued royalties and other
      accrued expenses ...........................       292,862        137,756
                                                     -----------    -----------
      Net cash provided by
       operating activities ......................       860,504      2,976,031

Cash Flows used in Investing Activities:
  Acquisition of property and equipment ..........    (3,879,033)    (3,024,359)
  Proceeds from the sale of mini vehicle
    assets .......................................          --          150,000
                                                     -----------    -----------
    Net cash used in investing activities ........    (3,879,033)    (2,874,359)

Cash Flows from Financing Activities:
  Borrowings on line of credit ...................     5,221,898      2,894,725
  Payments on line of credit .....................    (5,221,898)    (2,894,725)
  Proceeds from issuance of common stock .........     1,314,622      4,170,993
  Issuance of Class A Preferred Stock ............          --        2,000,000
  Payments for redemption of warrants ............          --         (403,683)
  Payments on notes payable ......................          --         (265,859)
  Collections on notes receivable ................        31,979         69,012
  Principal payments on capital lease
   obligation and other ..........................      (104,674)       (46,314)
                                                     -----------    -----------

    Net cash provided by financing activities ....     1,241,927      5,524,149
                                                     -----------    -----------

  Increase (Decrease) in Cash ....................    (1,776,602)     5,625,821
  Cash, Beginning of Period ......................     6,759,984      1,134,163
                                                     -----------    -----------
  Cash, End of Period ............................   $ 4,983,382    $ 6,759,984
                                                     ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


(1)      THE COMPANY

Operations

Action Performance Companies, Inc. (the "Company") designs and markets collectible and consumer products that are designed to capitalize on the increasing interest in motorsports. The Company currently designs and markets collectible die-cast and pewter miniature replicas of motorsports vehicles and designs and markets licensed apparel, souvenirs, and other motorsports consumer items, including t-shirts, hats, jackets, mugs, key chains, and drink bottles. The Company also represents popular race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements, and develops marketing and product promotional programs for corporate sponsors of motorsports that feature the Company's die-cast replicas or other products as premium awards intended to increase brand awareness of the products or services of the corporate sponsors. The Company's motorsports collectibles and consumer products are manufactured by third parties utilizing the Company's designs, tools, dies and equipment.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue upon shipment. Customer deposits received in advance of delivery are deferred and recognized when the related product is shipped.

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, methodologies used to determine estimates are adequate and consistent with prior periods.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Inventories

Inventories are stated at lower of cost (first-in, first-out method) or market, and consist of the following at September 30, 1996:

         Raw materials.............................. $  262,116
         Finished goods.............................  5,571,696
                                                     ----------
                                                     $5,833,812
                                                     ==========

Property and Equipment

Property  and  equipment  are  recorded  at  cost  and  depreciated   using  the
straight-line method over the estimated useful lives of the respective assets, which range from three to ten years.

Property and equipment consist of the following at September 30, 1996:

         Tooling and molds.......................... $ 8,189,730
         Furniture, fixtures and equipment..........   2,501,580
         Autos and trucks...........................     342,142
         Leasehold improvements.....................     517,928
                                                     -----------
                                                      11,551,380
         Less - accumulated depreciation............  (3,362,939)
                                                     -----------
                                                     $ 8,188,441
                                                     ===========

Maintenance and repairs of approximately $64,000 and $55,000 for the years ended September 30, 1996 and 1995, respectively, are charged to expense as incurred. The cost of renewals and betterments that materially extend the useful lives of assets or increase their productivity are capitalized.

License Agreements

Royalties paid under various licensing agreements are recorded as expense at the time the related sales are made.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 1996 presentation.

Net Income Per Common Share

Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding using the treasury stock method, except when common share equivalents have an antidilutive effect. All share amounts and per share data have been restated to reflect the two-for-one stock split effected as a stock dividend on May 28, 1996. The calculation of fully diluted net income per common share includes adjustments for interest expense and equivalent shares related to the 10% Convertible Subordinated Debentures, if dilutive, as follows:
                                                             Years Ended
                                                             September 30,
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------
Shares

Weighted average number of common shares
  outstanding                                          11,789,362      9,086,976
Additional shares assuming conversion of:
  Stock Options                                           573,618        600,866
  Warrants                                                 39,733        598,562
  Convertible Debentures                                     --          783,642
  Preferred Stock                                         666,667        500,000
                                                      -----------    -----------

Weighted average shares outstanding                    13,069,380     11,570,046
                                                      ===========    ===========

Net Income                                            $ 5,953,295    $ 2,769,849

Add:
  Interest Expense on Convertible Debentures
  (Assuming Conversion)                                      --          100,670
                                                      -----------    -----------
Net income attributable to fully diluted
  weighted average shares outstanding                 $ 5,953,295    $ 2,870,519
                                                      ===========    ===========

Fully Diluted Earnings Per Share                      $      0.46    $      0.25
                                                      ===========    ===========

Accounting Pronouncements Not Yet Required to be Adopted

In fiscal 1997, the Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", issued by the Financial Accounting Standards Board. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and the fair value. The Company does not believe that the adoption of SFAS No. 121 will have a material effect on the Company's financial position or results of operations.

In fiscal 1997, the Company also is required to adopt SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company will continue to account for transactions with its directors and employees pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 requires companies that do not choose to account for the effects of stock based compensation in the financial statements to disclose the pro forma effects on earnings and earnings per share as if the fair value based method of accounting encouraged by SFAS No. 123 has been applied. The Company has not yet calculated the impact of these pro forma adjustments, since it is not required to do so.

(3)      CREDIT AGREEMENT

In May 1996, the Company entered into a new credit agreement with a foreign bank. The credit agreement provides the Company's overseas supplier of die-cast collectible products with security for the Company's purchase orders, up to a limit of $5.0 million, an increase of $1.5 million from the Company's previous agreement. The agreement also provides for an import cash line of credit of $1.0 million, which allows the Company to finance its imports for up to 90 days from the date of shipment. As of September 30, 1996, there were no amounts outstanding on the import cash line of credit. Total purchase commitments of approximately $3,327,000 at September 30, 1996, are secured by the assets of the Company. The credit facilities under the credit agreement will expire on January 31, 1997. See Note 11.

(4)      SHAREHOLDERS' EQUITY

All share amounts and per share data have been restated to reflect the two-for-one stock split effected as a stock dividend on May 28, 1996.

10% Convertible Subordinated Debentures

During the year ended September 30, 1995, the Company issued 1,485,676 shares of Common Stock upon conversion of an aggregate of $2.6 million of principal amount of 10% Convertible Subordinated Debentures (the "Debentures"), at a conversion price of $1.75 per share, including 1,014,272 shares issued upon conversion of an aggregate of $1,775,000 of principal amount of the Debentures that were outstanding in April 1995 when the Company announced that it would redeem all of the Debentures that remained outstanding on May 31, 1995, pursuant to the terms of the Debentures.

Convertible Preferred Stock

In March 1995, the Company completed the sale of 500 shares of Class A Convertible Preferred Stock (the "Preferred Stock") to an affiliate of its principal manufacturer of die-cast collectibles, for a purchase price of $2.0 million. The sale was effected primarily as a long-term strategic transaction intended to align the interests of the manufacturer with those of the Company. The shares were converted into an aggregate of 1,000,000 shares of Common Stock during May 1996.

Redemption of Warrants

On May 31, 1995, the Company redeemed warrants to purchase an aggregate of 1,614,731 shares of its Common Stock. The redemption price was $.25 per warrant, or an aggregate payment of $403,683, pursuant to the terms of such warrants. Prior to the redemption, each warrant entitled the holder to purchase two shares of the Company's Common Stock at an exercise price of $3.75 per share. Certain holders of such warrants exercised warrants to purchase an aggregate of 163,670 shares of Common Stock prior to the redemption, resulting in total proceeds to the Company of approximately $613,000.

Stock Options

Under the Company's 1993 Stock Option Plan (the "Plan"), the Board of Directors may from time to time grant to key employees, consultants, and independent contractors who provide valuable services to the Company (i) incentive stock options and non-statutory stock options to purchase shares of the Company's Common Stock, (ii) stock appreciation rights, (iii) shares of the Company's Common Stock, or (iv) cash awards. The Plan also includes an automatic program providing for automatic grants of stock options to non-employee directors of the Company. The exercise price for all incentive stock options granted under the Plan may not be less than the fair market value of the Company's Common Stock on the date of the grant, except that the option price may not be less than 110% of the fair market value of the Company's Common Stock on the date of the grant in the case of incentive stock options granted to any person possessing more than 10% of the combined voting power of the Company's Common Stock or any parent or subsidiary corporation. In the case of non-statutory stock options, the exercise price may not be less than 85% of the fair market value of the Company's Common Stock on the date of the grant. Options granted under the Plan generally have a six-year term. Options that were granted prior to July 1995 are fully vested and exercisable. The option agreements for options granted beginning in July 1995 generally provide that one-third of the options vest and become exercisable on each of the first, second, and third anniversaries of the date of grant. A total of 2,000,000 shares of Common Stock may be issued pursuant to the Plan. On September 4, 1996, the Company's Board of Directors approved an amendment to increase the number of shares authorized for issuance pursuant to the Plan from 2,000,000 to 2,500,000 shares, subject to shareholder approval by September 4, 1997. The Plan expires in 2001.

The following summarizes the activity for the Plan at September 30, 1996:

                                                              Option
                                          Number             Price Per
                                        of Shares              Share
                                        ---------         ---------------

Options outstanding at beginning
  of year                               1,111,200         $1.25 - $ 5.25

Granted..............................     234,700         $6.50 - $10.625
Cancelled............................      (1,600)        $5.25 - $ 5.25
Exercised............................    (239,247)        $2.50 - $ 5.25
                                          -------

Options outstanding at end of year...   1,105,053         $1.25 - $10.63

Options available for grant..........     370,700

Options exerciseable at year end.....     867,274         $1.25 - $ 8.75

(5)      SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments during the years ended September 30, 1996 and 1995 included interest of $79,358 and $267,540, respectively, and income taxes of $3,991,740 and $41,901, respectively.

During the fiscal years ended 1996 and 1995,  non-cash  financing  and investing
activities   included  assets   acquired  under  capital  lease   agreements  of
approximately $233,000 and $338,000, respectively.

Non-cash financing and operative activities for the year ended September 30, 1996, include an increase to deferred income taxes and additional paid-in capital of approximately $838,000 related to tax benefits on various common stock options.

Non-cash financing activities for the year ended September 30, 1996, include the issuance of 1,000,000 shares of the Company's common stock upon the conversion of all outstanding shares of Class A Convertible Preferred Stock.

During the year ended September 30, 1995, financing activities included the conversion of an aggregate of $2,600,000 of principal amount of the Debentures into 1,485,676 shares of the Company's common stock.

During the year ended September 30, 1995, financing activities included the issuance of $125,000 of common stock in exchange for common stock subscribed.

(6)     RELATED PARTY TRANSACTIONS

The Company currently leases a building in Tempe, Arizona, containing approximately 46,000 square feet, for its corporate, administrative and sales offices and warehouse facilities. Fred W. Wagenhals, a shareholder and officer of the Company, currently owns a one-third interest in F.W. Investments, a partnership that owns this facility. Prior to February 1994, the Company occupied a separate leased facility in Tempe, Arizona, totaling approximately 47,000 square feet, which was utilized as offices and for manufacturing. F.W. Investments also owns this building facility. The Company paid F.W. Investments rent of approximately $177,000 in each of the fiscal years ended September 30, 1995, and September 30, 1996.

In December 1994, Fred W. Wagenhals advanced $300,000 to the Company in order to enable the Company to make certain advance royalty payments related to license agreements entered into by the Company for die-cast products to be marketed by the Company beginning in the second quarter of fiscal 1995. The Company issued a promissory note to Mr. Wagenhals for the advance, bearing interest at 9% per annum, providing for monthly payment of accrued interest, and calling for the payment of the principal no later than March 31, 1995. The Company repaid the note in full on February 9, 1995. The Company's prepaid expenses and other assets at September 30, 1995 included an advance of $50,000 to Mr. Wagenhals, which was repaid in fiscal 1996.

(7)      EMPLOYEE BENEFIT PLANS

In October 1994, the Company established a defined contribution plan that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The plan is available to substantially all domestic employees. Under the plan, participating employees may defer from 1% to 15% of their pre-tax compensation. The Company contributes fifty cents for each dollar contributed by the employee, with a maximum contribution of 2% of the employee's defined compensation. In addition, the plan provides for an annual employer profit sharing contribution in such amounts as the Board of Directors may determine. The Company expensed approximately $27,000 and $26,000 under the plan for the years ended September 30, 1996 and 1995, respectively.

The Company has no other programs that require payment by the Company of post-employment benefits to current or retired employees.

(8)      INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standard No. 109 (SFAS No. 109), "Accounting for Income Taxes". SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The principal differences arise as a result of the use of accelerated depreciation methods for federal income tax reporting purposes, certain reserves expensed currently for financial reporting purposes, and compensation not yet deductible for tax purposes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. A valuation allowance has not been recorded as of September 30, 1996.

Net operating loss carryovers for federal income tax purposes of approximately $856,000 at September 30, 1994, were fully utilized in the year ended September 30, 1995.

The provision for income taxes consists of the following for the years ended September 30:

                                                      1996              1995
                                                   ----------       -----------
Current, net of operating loss carryover:
    Federal                                        $ 3,258,060      $ 1,050,311
    State                                              753,359          274,631
                                                   -----------      -----------
                                                   $ 4,011,419      $ 1,324,942

Deferred income taxes                                  (94,223)          13,206
Utilization of net operating loss
  carryforward                                            --            339,985
Change in valuation allowance                             --           (293,633)
                                                   -----------      -----------

Provision for income taxes                         $ 3,917,196      $ 1,384,500
                                                   ===========      ===========

Reconciliation of the federal income tax rate to the Company's effective rate for the years ended September 30 is as follows:

                                                         1996     1995
                                                        ------   ------

Statutory federal rate                                  34.00%   34.00%
State taxes, net of federal benefit                      5.03%    5.53%
Non-deductible expense                                    .66%    0.86%
Change in valuation reserve                               -  %   (7.06%)
                                                        -----    -----
                                                        39.69%   33.33%
                                                        =====    =====

The components of deferred taxes are as follows at September 30, 1996:

Deferred tax liabilities:
Accelerated tax depreciation                $(215,909)
                                            =========

Deferred tax assets:
  Inventory cost capitalization             $ 155,965
  Vacation accrual                             13,048
  Valuation reserves                          196,637
  Deferred compensation                       881,878
                                           ----------
    Net deferred tax asset                 $1,031,619
                                           ==========

(9)      COMMITMENTS AND CONTINGENCIES

On May 17, 1993, the State of Arizona (the "State") instituted a lawsuit against the Company and 29 other defendants in the United States District Court for the District of Arizona. The State seeks recovery of certain clean up costs under federal and state environmental laws. Specifically, the State seeks recovery of expenses that it has incurred to date for an environmental investigation and clean-up of property formerly used as a site for recycling hazardous wastes.

The State alleges that the property has been contaminated with hazardous substances. In addition, the State seeks a declaratory judgment that the Company and the other defendants are jointly and severally liable for all future costs incurred by the State for investigative and remedial activities, and seeks a mandatory permanent injunction requiring the Company to undertake appropriate assessment and remedial action at the property. The State has not specified the amounts it seeks to collect from the Company. The State alleges that F. W. Leisure Industries, Inc. and/or F. W. & Associates, Inc. were predecessors of the Company that produced and arranged for the transportation of hazardous substances to the property involved in the lawsuit. The Company is defending this lawsuit on various bases including that F. W. Leisure Industries, Inc. and/or F. W. & Associates, Inc. were not predecessors of the Company and that neither the Company nor any predecessor of the Company has ever produced or transported hazardous substances as alleged by the State. The State has settled a portion of its claims with respect to a large number of the other defendants to the lawsuit. The Company is not a party to that settlement. On February 1, 1995, a number of the defendants that agreed to the settlement with the State were granted leave to file, and subsequently did file, a cross-claim against the Company seeking indemnity from the Company based on the same predecessor liability theory asserted by the State. The parties have conducted discovery limited to the issue of any defendant's status as a responsible party and regarding the Company's status as a successor corporation. The parties have filed cross-motions for summary judgment, which may resolve part or all of the Company's involvement in the lawsuit. The court had scheduled oral arguments on these motions for September 30, 1996. That hearing date has been vacated and will be rescheduled at a later date. Should the Company's defense prove unsuccessful, the Company estimates the potential range of loss to be between $400,000 and $800,000. No provision with respect to this matter has been made in the financial statements.

A lawsuit, purportedly on behalf of Action Products, Inc. ("API"), a dissolved Arizona corporation, has been instituted against the Company, the Company's Chief Executive Officer, and others in the United States District Court for the District of Arizona. The complaint alleges that the Company, the Company's Chief Executive Officer, and others breached contractual and other duties to API and appropriated certain business opportunities of API. The complaint requests damages, including punitive and treble damages, in an unspecified amount. The complaint was effectively amended subsequent to filing. In June 1996, the court granted the Company's motion to dismiss with respect to securities law claims, but denied the Company's motion to dismiss with respect to certain federal RICO claims. The Company is vigorously defending the lawsuit and all parties currently are conducting discovery. In the event that a decision adverse to the Company is rendered, and in the event that the Company has no insurance coverage with respect to these claims, the resolution of such matter could have a material adverse effect on the Company.

The Company leases certain equipment and office space under noncancellable operating leases. Rent expense related to these lease agreements totaled approximately $437,000 and $352,000 for the fiscal years ended September 30, 1996 and 1995, respectively.

Future lease payments under the noncancellable leases are approximately as follows:

         Year Ending
         September 30,
         -------------
         1997                                           412,000
         1998                                           386,000
         1999                                           320,000
         2000                                           309,000
         2001                                           206,000
         Thereafter                                     486,000
                                                     ----------
           Total                                     $2,119,000
                                                     ==========

The Company is subject to certain other asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(10)      SUBSEQUENT EVENT

Business Combinations

In November 1996, the Company purchased substantially all of the assets and certain liabilities of Sports Image, Inc. ("Sports Image") for approximately $30,000,000, consisting of a $24,000,000 promissory note due January 2, 1997 and 403,361 shares of the Company's Common Stock valued at $14.875 per share. Sports Image sells and distributes a variety of licensed motorsports products through wholesale distributor networks, corporate sponsors, and trackside events. Terms of this acquisition were determined by arms-length negotiations between representatives of Sports Image and representatives of the Company. In fiscal 1996, the Company derived 16% of its net sales from Sports Image, a distributor of the Company's die-cast collectible products. Sports Image had sales of approximately $41,800,000 of apparel, die-cast replicas, souvenirs, and other motorsports consumer products during the period from January 1, 1996 to November 7, 1996 (which includes sales of die-cast collectibles purchased from the Company at an aggregate cost of approximately $5,800,000). This transaction will be accounted for as a purchase.

Dale Earnhardt License Agreement

In connection with the acquisition of Sports Image, the Company entered into a license agreement with Dale Earnhardt (the "Earnhardt License") pursuant to which the Company has the right to market licensed motorsports products utilizing the likeness of Dale Earnhardt. Pursuant to the Earnhardt License, Mr. Earnhardt also granted the Company the right of first refusal to make, have made, use, sell, or otherwise distribute any new licensable products that Mr. Earnhardt becomes aware of and approves for marketing. The term of the Earnhardt License is 15 years and from year to year thereafter unless terminated by either party.

(11)      EVENTS SUBSEQUENT TO DATE OF AUDITORS REPORT

In December 1996, the Company reached an agreement in principle to acquire substantially all of the assets and certain liabilities of Motorsport Traditions Limited Partnership ("MTL") and all of the capital stock of Creative Marketing & Promotions, Inc. ("CMP"), for an aggregate of approximately $13,000,000 consisting of cash, a promissory note, and shares of the Company's Common Stock. The acquisition is subject to the completion of due diligence and preparation and execution of definitive agreements. MTL and CMP sell and distribute licensed motorsports products through a network of wholesale distributors, and trackside events. MTL and CMP together generate approximately $25,000,000 in annual revenues from their design, manufacturing, and sales and distribution activities. This transaction will be accounted for as a purchase.

The Company has received a letter of commitment from an insurance company for $20,000,000 in debt financing in the form of senior unsecured notes (the "Senior Notes"). The Senior Notes will bear interest at the rate of 8.05% per annum, provide for semi-annual payments of accrued interest, and call for the payment of principal on January 2, 1999. The Company anticipates that the closing of the Senior Notes will be January 2, 1997. The Company intends to utilize the proceeds from the Senior Notes to repay a portion of the promissory note issued in connection with the acquisition of Sports Image. The Company also has received a letter of commitment from a bank for a $10,000,000 unsecured revolving line of credit (the "Line of Credit"). The Line of Credit, which will mature on March 31, 1998, will bear an interest rate equal to the LIBOR rate plus 1.90%. The Company anticipates that the closing of the Line of Credit will be January 2, 1997. The Company intends to utilize approximately $4,000,000 of the Line of Credit to complete the Sports Image acquisition and an additional $4,000,000 to close the MTL acquisition.

Hasbro License Agreement

In December 1996, the Company and Hasbro, Inc. ("Hasbro") entered into a license agreement (the "Hasbro License"). The Hasbro License covers the exclusive sale by Hasbro in the mass-merchandise market of motorsports-related products for which the Company has or will secure exclusive or non-exclusive licenses from racing drivers, car owners, manufacturers, or sponsors. Under the Hasbro License, the Company will be responsible for acquiring and maintaining the license rights with the licensors, and Hasbro will be responsible for all costs and other arrangements relating to tooling, manufacturing, transportation, marketing, distribution, and sales of licensed products. The licensed products will consist of (i) die-cast replicas of motorsports vehicles and the 1/18th-scale plastic toy car developed by the Company, and (ii) all other products that Hasbro may market as licensed motorsports products, including radio controlled cars, slot car sets, games (including electronic and CD-ROM interactive games), plush toys, figurines, play sets, walkie talkies, and other products. Hasbro will pay the Company guaranteed minimum annual royalty payments of (i) $500,000 for calendar year 1997, and (ii) for each calendar year thereafter, the greater of (a) $500,000 or (b) 50 percent of the actual royalties earned in the prior year, up to a maximum of $1.0 million. Hasbro also will be responsible for and will pay or reimburse the Company for all license fees and royalties, including advances and guarantees, paid to licensors for licensed products, up to a maximum of $3.2 million in 1997 and $4.5 million in each of 1998 and 1999. The Hasbro License provides for a term ending on December 31, 2001. Hasbro may extend the Hasbro License for an additional three-year term, provided that total wholesale revenue of licensed products exceeds a specified amount during the initial term.
                                      F-15