Form 10-Q
period 1996-12-31
ACTION PERFORMANCE COMPANIES INC
filed 1997-02-14
CIK 892147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                         Commission File Number 0-21630

                       Action Performance Companies, Inc.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)



           Arizona                                        86-0704792
           -------                                        ----------

(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



                        2401 W. 1st St., Tempe, AZ 85281
                        --------------------------------
                    (Address of Principal Executive Offices)

                                 (602) 894-0100
                                 --------------
              (Registrant's telephone number, including area code)




Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  xx     No
   ------     ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,693,485 shares of common stock (as of February 12, 1997).

PART I, ITEM 1     FINANCIAL STATEMENTS


                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEET
                 As of December 31, 1996 and September 30, 1996

                                                              December 31,              September 30,
                                                                  1996                      1996
                                                              -----------               -------------
                                                              (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash..................................................      $ 6,078,591                $ 4,983,382
  Accounts receivable, net of allowance for doubtful
    accounts of $823,324 and $256,324, respectively.....        9,037,646                  7,496,988
  Inventories...........................................        8,756,680                  5,833,812
  Deferred income taxes.................................        1,031,619                  1,031,619
  Prepaid royalties.....................................        3,772,629                  2,295,505
  Prepaid expenses and other assets.....................          733,464                    739,723
                                                              -----------                -----------

    Total current assets................................       29,410,629                 22,381,029

PROPERTY AND EQUIPMENT, at cost less accumulated
  depreciation of $4,326,189 and $3,362,939, respectively       9,581,925                  8,188,441

GOODWILL, net of accumulated amortization...............       26,196,955                     56,370

NOTES RECEIVABLE AND OTHER ASSETS.......................        1,017,294                  1,022,794
                                                              -----------                -----------

                                                              $66,206,803                $31,648,634
                                                              ===========                ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable......................................      $ 2,580,609                $ 2,188,343
  Accrued royalties.....................................        2,872,108                  1,180,038
  Income taxes payable..................................        1,073,467                    521,547
  Accrued expenses and other............................          918,919                    397,529
                                                              -----------                -----------

    Total current liabilities...........................      $ 7,445,103                $ 4,287,457

LONG TERM DEBT:
  Notes payable.........................................      $24,000,000                $      -
  Other long term debt..................................          898,711                    364,725
                                                              -----------                -----------

    Total long term debt................................      $24,898,711                $   364,725

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding..........             -                          -
Common stock, $.01 par value, 25,000,000 shares
  authorized; 13,107,462 and 12,609,769 shares,
    respectively, issued and outstanding................          131,075                    126,098
  Additional paid-in capital............................       24,284,723                 18,991,296
  Retained earnings.....................................        9,447,191                  7,879,058
                                                              -----------                -----------
    Total shareholders' equity..........................       33,862,989                 26,996,452
                                                              -----------                -----------

                                                              $66,206,803                $31,648,634
                                                              ===========                ===========

 The accompanying notes are an integral part of this consolidated balance sheet

                       ACTION PERFORMANCE COMPANIES, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Three Months Ended December 31, 1996 and 1995

                                                        1996                                1995
                                                     -----------                         -----------
                                                     (Unaudited)                         (Unaudited)
Collectible sales...................                 $ 9,921,727                         $ 7,697,301
Apparel and souvenir sales..........                   5,253,475                             308,935
                                                     -----------                         -----------
    Net sales.......................                  15,175,202                           8,006,236

Cost of sales.......................                   8,780,439                           4,764,816
                                                     -----------                         -----------
Gross profit........................                   6,394,763                           3,241,420

Selling, general and
  administrative expenses...........                   3,551,721                           1,871,734
                                                     -----------                         -----------

Income from operations..............                   2,843,042                           1,369,686

Other income (expense):
  Interest income and other, net....                      71,917                             101,709
  Interest expense..................                    (301,406)                             (8,437)
                                                     -----------                         -----------
    Total other income (expense)....                    (229,489)                             93,272
                                                     -----------                          ----------

Income before provision for
  income taxes......................                   2,613,553                           1,462,958

Provision for income taxes..........                   1,045,420                             585,183
                                                     -----------                         -----------

NET INCOME..........................                 $ 1,568,133                         $   877,775
                                                     ===========                         ===========

NET INCOME PER COMMON SHARE:
  Primary...........................                 $      0.12                         $      0.07
                                                     ===========                         ===========
  Fully Diluted ....................                 $      0.12                         $      0.07
                                                     ===========                         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Primary...........................                  13,455,352                          12,839,544
                                                     ===========                         ===========
  Fully Diluted ....................                  13,476,148                          12,839,544
                                                     ===========                         ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  For the Three Months Ended December 31, 1996

                                   (Unaudited)

                                           Common Stock
                                           ------------             Additional
                                     Shares                           Paid-In           Retained
                                     Issued           Amount          Capital           Earnings          Total
                                     ------           ------          -------           --------          -----

BALANCE, September 30, 1996         12,609,769       $126,098       $18,991,296       $ 7,879,058      $26,996,452
                                    ----------       --------       -----------       -----------      -----------


Common stock issued upon
 exercise of employee options...        94,332            943           416,793              -             417,736

Common stock issued upon
purchase of business............       403,361          4,034         4,876,634              -           4,880,668

Net Income......................          -              -                 -            1,568,133        1,568,133
                                    ----------       --------       -----------        ----------      -----------

BALANCE, December 31, 1996          13,107,462       $131,075       $24,284,723       $ 9,447,191      $33,862,989
                                    ==========       ========       ===========       ===========      ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Three Months Ended December 31, 1996 and 1995

                                                          1996                       1995
                                                      -----------                -----------
                                                      (Unaudited)                (Unaudited)
Cash Flows from Operating Activities:
Net Income....................................       $ 1,568,133                $   877,775
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
   Depreciation and amortization..............           768,637                    316,688
   Change in assets and liabilities:
     Accounts receivable......................           (50,199)                  (379,462)
     Inventories..............................          (335,683)                  (848,770)
     Prepaid royalties........................        (1,477,124)                   (31,497)
     Prepaid expense and other assets.........           (91,827)                  (145,142)
     Accounts payable.........................        (1,172,068)                  (919,542)
     Income taxes payable.....................           551,920                   (732,160)
     Accrued royalties .......................         1,077,744                   (176,091)
     Accrued expenses and other...............           150,385                     88,304
                                                     -----------                -----------
      Net cash provided by (used in)
       operating activities...................           989,918                 (1,949,897)

Cash Flows from Investing Activities:
  Acquisition of property and equipment.......        (1,022,411)                (1,206,994)
  Cash acquired in purchase of business ......           956,397                      -
                                                     -----------                -----------
    Net cash used in investing activities.....           (66,014)                (1,206,994)

Cash Flows from Financing Activities:
  Borrowings on line of credit................         1,278,583                  1,830,962
  Payments on line of credit..................        (1,278,583)                  (919,663)
  Proceeds from issuance of common stock......           417,736                    301,613
  Payments on notes payable...................          (218,167)                     -
  Collections on notes receivable.............              -                         9,472
  Principal payments on capital lease
   obligation and other.......................           (28,264)                   (15,110)
                                                     -----------                -----------

    Net cash provided by financing activities            171,305                  1,207,274
                                                     -----------                -----------

  Increase (Decrease) in Cash.................         1,095,209                 (1,949,617)
  Cash, Beginning of Period...................         4,983,382                  6,759,984
                                                     -----------                -----------
  Cash, End of Period.........................       $ 6,078,591                $ 4,810,367
                                                     ===========                ===========

                   The accompanying notes are an integral part of these consolidated financial statements

                       ACTION PERFORMANCE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


(1)      INTERIM FINANCIAL REPORTING

The accompanying unaudited Consolidated Financial Statements for Action Performance Companies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three-month period ended December 31, 1996 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 1997. Certain prior period amounts have been reclassified to conform to the December 31, 1996 presentation. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

(2)      INVENTORIES

Inventories are stated at lower of cost (first-in, first-out method) or market, and consist of the following at December 31, 1996:

         Raw materials.............................. $  585,133
         Finished goods.............................  8,171,547
                                                     ----------
                                                     $8,756,680
                                                     ==========

(3)      PROPERTY AND EQUIPMENT

Property  and  equipment  are  recorded  at  cost  and  depreciated   using  the
straight-line method over the estimated useful lives of the respective assets, which range from three to ten years.

Property and equipment consist of the following at December 31, 1996:

         Tooling and molds.......................... $ 9,050,547
         Furniture, fixtures and equipment..........   3,124,626
         Autos and trucks...........................   1,130,325
         Leasehold improvements.....................     602,616
                                                     -----------
                                                      13,908,114
         Less - accumulated depreciation............  (4,326,189)
                                                     -----------
                                                     $ 9,581,925
                                                     ===========

The cost of renewals and betterments that materially extend the useful lives of assets or increase their productivity are capitalized.

(4)      NET INCOME PER COMMON SHARE

Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding using the treasury stock method, except when common share equivalents have an antidilutive effect. All share amounts and per share data have been restated to reflect the two-for-one stock split effected as a stock dividend on May 28, 1996.

(5)      SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments during the three months ended December 31, 1996 and 1995 included interest of $49,287 and $8,437, respectively, and income taxes of $531,000 and $1,370,000, respectively.

In November 1996, the Company purchased substantially all of the assets and certain liabilities of Sports Image, Inc. ("Sports Image") for approximately $30,000,000, consisting of a $24,000,000 promissory note due January 2, 1997 and 403,361 shares of the Company's common stock. Non-cash financing, investing, and operating activities for the three months ended December 31, 1996 include (i) a $4,880,668 increase to common stock issued for the acquisition; (ii) a $29,616,620 increase of debt and liabilities incurred or assumed in the acquisition; and (iii) a $7,246,116 increase of assets, net of cash, assumed in the acquisition.

During the three months ended December 31, 1995, non-cash financing and investing activities included assets acquired under capital lease agreements of approximately $233,000.

(6)      INCOME TAXES

Income taxes for the three month period ended December 31, 1996 were calculated by applying the estimated effective tax rate for the fiscal year to the income before taxes.

(7)      BUSINESS COMBINATIONS

In November 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Sports Image. The purchase price was approximately $30,000,000, consisting of a $24,000,000 promissory note due January 2, 1997 and 403,361 shares of the Company's Common Stock. On January 2, 1997, the Company repaid the $24,000,000 promissory note with the proceeds from the issuance of senior notes and a portion of the borrowings under the Company's new credit facility. See Note 8. Sports Image sells and distributes a variety of licensed motorsports products through wholesale distributor networks, corporate sponsors, and trackside events. Terms of this acquisition were determined by arms-length negotiations between representatives of Sports Image and representatives of the Company. In fiscal 1996, the Company derived 16% of its net sales from Sports Image, a distributor of the Company's die-cast collectible products. Sports Image had sales of approximately $41,800,000 of apparel, die-cast replicas, souvenirs, and other motorsports consumer products during the period from January 1, 1996 to November 7, 1996 (which includes sales of die-cast collectibles purchased from the Company at an aggregate cost of approximately $5,800,000). This transaction was accounted for as a purchase.

Unaudited pro forma income statement data

The following unaudited pro forma combined financial information of Action Performance Companies, Inc. for the fiscal year ended September 30, 1996 and the three-month period ending December 31, 1996, gives effect to the acquisition of Sports Image, as if it occurred on October 1, 1995 using the purchase method of accounting for business combinations. The unaudited pro forma combined financial information presented herein does not purport to represent what the Company's actual results of operations would have been had the acquisition of Sports Image occurred on that date or to project the Company's results of operations for any future period.

                                        Fiscal Year Ended     Three Months Ended
                                        September 30, 1996    December 31, 1996
                                        ------------------    ------------------
                                          (Unaudited)            (Unaudited)

     Net Sales                             $82,787,000            $20,298,000

     Operating Income                       14,627,000              3,239,000

     Net Income                              7,572,000              1,802,000

     Net Income Per Common Share                 $0.56                  $0.13

(8)      SUBSEQUENT EVENTS

Business Combinations

On January 8, 1997, the Company acquired the business and substantially all of the assets and assumed specified liabilities of Motorsport Traditions Limited Partnership ("MTL") and acquired all of the capital stock of Creative Marketing & Promotions, Inc. ("CMP" and, together with MTL, "Motorsport Traditions") from 1995 Nascar Winston Cup Champion driver Jeff Gordon, Kenneth R. Barbee, certain entities controlled by Mr. Barbee, and certain other persons. The effective date of the acquisition of Motorsport Traditions is January 1, 1997. The purchase price paid by the Company for Motorsport Traditions consisted of (i) cash in the amount of $5,400,000; (ii) a promissory note in the principal amount of $1,600,000 issued by a wholly owned subsidiary of the Company; and (iii) an aggregate of 342,857 shares of the Company's Common Stock. The promissory note bears interest at 4% per annum, matures on December 31, 1998, and has been guaranteed by the Company. The terms of the acquisition, including the valuation of the assets, liabilities, and capital stock acquired by the Company, were determined by arms-length negotiations between representatives of the sellers and representatives of the Company. Motorsport Traditions sells and distributes licensed motorsports products through a network of wholesale distributors and trackside events. Prior to the acquisitions, MTL and CMP together generated approximately $25,000,000 in annual revenues from their design, manufacturing, and sales and distribution activities. This transaction will be accounted for as a purchase.

Credit Facility

On January 2, 1997, the Company entered into a $16,000,000 credit facility with First Union National Bank of North Carolina (the "Credit Facility"). The Credit Facility consists of a revolving line of credit for up to $10,000,000 through September 30, 1997, and up to $6,000,000 from September 30, 1997 to March 31, 1998 (the "Line of Credit") and a $6,000,000 letter of credit/bankers' acceptances facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at the Company's option, at a rate equal to either (i) the greater of (a) the bank's publicly announced prime rate or (b) a weighted average Federal Funds rate plus 0.5%, or (ii) LIBOR plus 1.9%. The Line of Credit is guaranteed by Sports Image and Motorsport Traditions. The Company utilized $4,000,000 of the Line of Credit to provide part of the cash portion of the purchase price for Motorsport Traditions and an additional $4,000,000 of the Line of Credit to repay a portion of the $24,000,000 promissory note issued in connection with the acquisition of Sports Image. The Letter of Credit/BA facility is available for issuances of letters of credit and eligible bankers' acceptances in an aggregate amount up to $6,000,000 to enable the Company to finance purchases of products from its overseas vendors. The Credit Facility will mature on March 31, 1998. The Credit Facility contains certain provisions that, among other things, will require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness or to sell assets or engage in cetain mergers or consolidations.

Sale of Senior Notes

On January 2, 1997, the Company issued an aggregate of $20,000,000 principal amount of senior notes (the "Senior Notes") to three insurance companies. The Senior Notes bear interest at the rate of 8.05% per annum, provide for semi-annual payments of accrued interest, and will mature on January 2, 1999. The Company may not prepay the Senior Notes prior to maturity, but will be required to offer to redeem the Senior Notes in the event of a "Change of Control" of the Company, as defined in the Senior Notes. The Senior Notes contain certain provisions that, among other things, will require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness or to sell assets or engage in certain mergers or consolidations. The Senior Notes are guaranteed by Sports Image and Motorsport Traditions. The Company utilized the proceeds from the Senior Notes to repay the remainder of the promissory note issued in connection with the acquisition of Sports Image.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS

Introduction

        The Company designs and markets collectible die-cast and pewter miniature replicas of motorsports vehicles and designs and markets licensed apparel, souvenirs, and other motorsports consumer items, including t-shirts, hats, jackets, mugs, key chains, and drink bottles. The Company also represents popular race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements, and develops marketing and product promotional programs for corporate sponsors of motorsports that feature the Company's die-cast replicas or other products as premium awards intended to increase brand awareness of the products or services of the corporate sponsors. The Company's motorsports collectibles and apparel and souvenir products are manufactured by third parties, generally utilizing the Company's designs, tools, and dies.

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

Results of Operations of the Company for the Three Months Ended December 31, 1995 and 1996

        The Company had net income of $1,568,000, or $0.12 per share, for the three months ended December 31, 1996, compared with net income of $878,000, or $0.07 per share, for the three months ended December 31, 1995. The Company attributes the improvement in net income during the first quarter of fiscal 1997 primarily to (i) additional revenue provided by Sports Image, which the Company acquired in November 1996; (ii) growth in the motorsports collectible market and the capture of additional market share, which enabled the Company to produce and sell increased quantities of collectibles, and (iii) increased sales as a result of growth in the Company's retail collector club, which provides higher gross margins.

        During the three months ended December 31, 1996 and 1995, sales were $15,175,000 and $8,006,000, respectively. The $7,169,000, or 90%, increase in sales resulted from an increase of $4,945,000 in apparel and souvenir sales and a $2,224,000 increase in collectible sales. The increase in apparel and souvenir sales is a result of the business activities of Sports Image, which the Company acquired in November 1996. The increase in collectible sales is primarily attributable to the continued growth in the motorsports collectible market and the Company's ability to satisfy consumer demand for high-quality collectibles.

        Cost of sales increased to $8,780,000 for the three months ended December 31, 1996, compared with $4,765,000 for the three months ended December 31, 1995, representing 58% and 60% of net sales, respectively. The decrease in cost of sales as a percentage of sales resulted primarily from (i) higher gross margins associated with increased sales through the Company's retail collectors' club and (ii) the effect of higher sales volume on fixed cost components of cost of sales, primarily depreciation charges related to the Company's tooling equipment. The decrease in cost of sales as a percentage of sales for the three months ended December 31, 1996, is partially offset by the increase of apparel and souvenir sales, which provide lower margins than sales of the Company's collectible products.

        During the three  months  ended  December  31,  1996 and 1995,  selling, general, and administrative expenses were $3,552,000 and $1,872,000, respectively, representing 23% of net sales during each of the periods. The increase in such expenses resulted from the operating expenses of Sports Image, which the Company acquired in November 1996, and increased expenditures in sales and marketing, particularly increased advertising consistent with the Company's strategy to increase collectors' club memberships and distributor sales.

        Interest expense increased to $301,000 for the three months ended December 31, 1996, compared with $8,000 for the three months ended December 31, 1995. The increase in interest expense resulted from accrued interest on notes payable issued for the acquisition of Sports Image in November 1996.

Seasonality

        Sales of collectibles and motorsports consumer products historically have been lowest in the fourth calendar quarter, corresponding with the end of the racing season. The Company believes, however, that holiday sales of its products are increasing, which has the effect of reducing seasonal fluctuations in its sales.

Liquidity and Capital Resources

        The Company's working capital position increased to $21,966,000 at December 31, 1996 from $18,094,000 at September 30, 1996. The increase of $3,872,000 is primarily attributable to the Company's results of operations and working capital acquired from the purchase of Sports Image by the Company in November 1996.

        The Company's operations provided net cash of approximately $990,000 during the three months ended December 31, 1996. The major elements contributing to net operating cash flow include earnings from operations and uses of cash from (i) decreases in accounts payable related to the payments for inventories received during the latter part of the fourth quarter of fiscal 1996, and (ii) royalty advances paid on new and existing multi-year license agreements.

        Capital expenditures for the three months ended December 31, 1996 totalled approximately $1,022,000, of which approximately $861,000 was utilized for the Company's continued investment in tooling.

        During the three months ended December 31, 1996, the Company issued 94,332 shares of Common Stock upon the exercise of employee stock options, resulting in total proceeds to the Company of approximately $418,000.

        In May 1996, the Company entered into a new credit agreement with a foreign bank. The credit agreement provided the Company's supplier of die-cast collectible products with security for the Company's purchase orders, up to a limit of $5.0 million, an increase of $1.5 million from the Company's previous agreement. The agreement also provided for an import cash line of credit of $1.0 million, which enabled the Company to finance its imports for up to 90 days from the date of shipment. As of December 31, 1996, there were no amounts outstanding on the import cash line of credit. Total purchase commitments of approximately $1,801,000 at December 31, 1996 were secured by the assets of the Company. In January 1997, the Company entered into the new Credit Facility and issued Senior Notes, as described below, to replace the previous credit agreement as well as to provide financing for recent acquisitions.

        In November 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Sports Image, Inc. The purchase was approximately $30,000,000, consisting of a $24,000,000 promissory note due January 2, 1997 and 403,361 shares of the Company's Common Stock. On January 2, 1997, the Company repaid the promissory note with the proceeds from the issuance of Senior Notes and a portion of the borrowings under the Credit Facility described below. Sports Image sells and distributes a variety of licensed motorsports products through wholesale distributor networks, corporate sponsors, and trackside events. The terms of this acquisition were determined by arms-length negotiations between representatives of Sports Image and representatives of the Company. In fiscal 1996, the Company derived 16% of its net sales from Sports Image, a distributor of the Company's die-cast collectible products.

        In January 1997, the Company acquired substantially all of the assets and certain liabilities of Motorsport Traditions Limited Partnership and all of the capital stock of Creative Marketing & Promotions, Inc. for approximately $13,000,000 consisting of cash in the amount of $5,400,000, a promissory note in the principal amount of $1,600,000, and an aggregate of 342,857 shares of the Company's Common Stock. The terms of the acquisitions were determined by arms-length negotiations between representatives of the sellers and representatives of the Company. Motorsports Traditions sells and distributes licensed motorsports products through a network of wholesale distributors and trackside events. Prior to the acquisition, Motorsports Traditions generated approximately $25,000,000 in annual revenues from its design, manufacturing, and sales and distribution activities.

        On January 2, 1997, the Company entered into the $16,000,000 Credit Facility with First Union National Bank of North Carolina. The Credit Facility consists of a revolving line of credit for up to $10,000,000 through September 30, 1997, and up to $6,000,000 from September 30, 1997 to March 31, 1998 and a
$6,000,000 letter of credit/bankers' acceptances facility. The Line of Credit bears interest, at the Company's option, at a rate equal to either (i) the greater of (a) the bank's publicly announced prime rate or (b) a weighted average Federal Funds rate plus 0.5%, or (ii) LIBOR plus 1.9%. The Line of Credit is guaranteed by Sports Image and Motorsport Traditions. The Company utilized $4,000,000 of the Line of Credit to provide part of the cash portion of the purchase price for Motorsport Traditions and an additional $4,000,000 of the Line of Credit to repay a portion of the $24,000,000 promissory note issued in connection with the acquisition of Sports Image. The Letter of Credit/BA Facility is available for issuances of letters of credit and eligible bankers' acceptances in an aggregate amount up to $6,000,000 to enable the Company to finance purchases of products from its overseas vendors. The Credit Facility will mature on March 31, 1998. The Credit Facility contains certain provisions that, among other things, will require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness or to sell assets or engage in certain mergers or consolidations.

        On January 2, 1997, the Company issued an aggregate of $20,000,000 principal amount of Senior Notes to three insurance companies. The Senior Notes bear interest at the rate of 8.05% per annum, provide for semi-annual payments of accrued interest, and will mature on January 2, 1999. The Company may not prepay the Senior Notes prior to maturity, but will be required to offer to redeem the Senior Notes in the event of a "Change of Control" of the Company, as defined in the Senior Notes. The Senior Notes contain certain provisions that, among other things, will require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness or to sell assets or engage in certain mergers or consolidations. The Senior Notes are guaranteed by Sports Image and Motorsport Traditions. The Company utilized the proceeds from the Senior Notes to repay the remainder of the promissory note issued in connection with the acquisition of Sports Image.

        The Company believes that its current cash resources, the Credit Facility, and expected cash flow from operations will be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from capital needs resulting from any additional acquisitions. However, the Company may be required to obtain additional capital to fund its planned growth during the next 12 months and beyond, particularly to provide guarantees under licensing arrangements or to obtain international letters of credit in connection with purchase orders from its off-shore manufacturer of die-cast collectibles. Potential sources of any such capital may include the proceeds from the exercise of outstanding options, bank financing, strategic alliances, and additional offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse affect on the Company's business.

         PART II - OTHER INFORMATION

         ITEM 1.  Legal Proceedings

                  Not applicable

         ITEM 2.  Changes in Securities

                  On November 7, 1996, the Company issued an aggregate of 403,361 shares of Common Stock valued at an aggregate of $6,000,000 to Earnhardt Investments, Inc., Joseph M. Mattes, David M. Furr, Donald G. Hawk, Jr., and Christopher L. Williams as a portion of the consideration paid by the Company for the business, assets, and certain liabilities of Sports Image, Inc. The shares of Common Stock were issued without registration in reliance on the exemption provided by Section 4(2) under the Securities Act of 1933, as amended.

         ITEM 3.  Defaults Upon Securities

                  Not applicable

         ITEM 4.  Submissions of Matters to a Vote of Security Holders

                  Not applicable

         ITEM 5.  Other Information

                  Not applicable

         ITEM 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       10.33    Asset Purchase Agreement dated as of November 7,
                                1996, among Action Performance Companies,  Inc.,
                                SII Acquisition,  Inc., Sports Image,  Inc., and
                                R. Dale Earnhardt and Teresa H. Earnhardt (1)
                       10.34    Promissory  Note dated  November 7, 1996, in the
                                principal  amount of  $24,000,000  issued by SII
                                Acquisition,  Inc.,  as Maker,  to Sports Image,
                                Inc.,  as  Payee,  together  with  Guarantee  of
                                Action Performance Companies, Inc. (1)
                       10.35    Security   Agreement  dated  November  7,  1996,
                                between Sports Image,  Inc. and SII Acquisition,
                                Inc. (1)
                       10.36    Registration  Agreement  dated November 7, 1996,
                                among Action Performance Companies, Inc., Sports
                                Image, Inc., and R. Dale Earnhardt and Teresa H.
                                Earnhardt (1)
                       10.37    License  Agreement dated as of November 7, 1996,
                                among SII Acquisition, Inc., Dale Earnhardt, and
                                Action Performance Companies, Inc. (1)
                       10.38    Employment  Agreement  dated as of  November  7,
                                1996, between Action Performance Companies, Inc.
                                and Joe Mattes (1)
                       11.1     Computation of Primary Earnings Per Share
                       11.2     Computation of Fully Diluted Earnings Per Share
                       27       Financial Data Schedule
                       ----------
                       (1) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 22, 1996, as amended by Form 8-K/A filed on January 13, 1997.

                    (b)Reports on Form 8-K

                       On November 22, 1996, the Company filed a Current Report on Form 8-K dated November 7, 1996, as amended by Form 8-K/A filed on January 13, 1997, reporting the acquisition of Sports Image, Inc.

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

                       ACTION PERFORMANCE COMPANIES, INC.



Signature                                         Capacity                                 Date
---------                                         --------                                 ----
/s/ Fred W. Wagenhals         Chairman of the Board, President, and                February 14, 1997
---------------------                 Chief Executive Officer
Fred W. Wagenhals                     (Principal Executive Officer)



/s/ Christopher S. Besing     Vice President, Chief Financial Officer,             February 14, 1997
-------------------------             Treasurer, and Director (Principal
Christopher S. Besing                 Financial and Accounting Officer)

                                       13