Form 10-Q
period 1997-03-31
ACTION PERFORMANCE COMPANIES INC
filed 1997-05-15
CIK 892147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Yes  xx     No
    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,713,485 shares of common stock (as of May 12, 1997).

PART I, ITEM 1     FINANCIAL STATEMENTS


                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1997 and September 30, 1996

                                                                March 31,                September 30,
                                                                  1997                       1996
                                                              -----------                -------------
                                                              (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash..................................................      $ 2,978,623                $ 4,983,382
  Accounts receivable, net of allowance for doubtful
    accounts of $895,140 and $256,324, respectively.....       11,965,253                  7,496,988
  Inventories...........................................       13,810,128                  5,833,812
  Deferred income taxes.................................        1,031,619                  1,031,619
  Prepaid royalties.....................................        3,886,237                  2,295,505
  Prepaid expenses and other assets.....................          784,773                    739,723
                                                              -----------                -----------

    Total current assets................................       34,456,633                 22,381,029

PROPERTY AND EQUIPMENT, at cost less accumulated
  depreciation of $4,783,858 and $3,362,939, respectively      12,451,260                  8,188,441

GOODWILL, net of accumulated amortization of $504,405 and
  $9,519, respectively..................................       33,310,042                     56,370

NOTES RECEIVABLE AND OTHER ASSETS.......................        1,301,021                  1,022,794
                                                              -----------                -----------

                                                              $81,518,956                 $31,648,634
                                                              ===========                 ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable......................................      $ 6,489,336                $ 2,188,343
  Accrued royalties.....................................        2,942,881                  1,180,038
  Line of credit........................................        4,500,000                       -
  Income taxes payable..................................          243,052                    521,547
  Accrued expenses and other............................        1,078,708                    397,529
                                                              -----------                -----------

    Total current liabilities...........................       15,253,977                  4,287,457

LONG TERM DEBT:
  Notes payable.........................................       21,398,183                       -
  Other long term debt..................................          906,516                    364,725
                                                              -----------                -----------

    Total long term debt................................       22,304,699                    364,725

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding..........             -                          -
Common stock, $.01 par value, 25,000,000 shares
  authorized; 13,713,485 and 12,609,769 shares,
    respectively, issued and outstanding................          137,135                    126,098
  Additional paid-in capital............................       31,938,922                 18,991,296
  Retained earnings.....................................       11,884,223                  7,879,058
                                                              -----------                -----------
    Total shareholders' equity..........................       43,960,280                 26,996,452
                                                              -----------                -----------

                                                              $81,518,956                $31,648,634
                                                              ===========                ===========

The accompanying notes are an integral part of these consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        For the Six and Three Month Periods Ended March 31, 1997 and 1996
                                   (Unaudited)

                                            Six Months Ended          Three Months Ended
                                                March 31                    March 31
                                       ------------------------  -------------------------
                                          1997          1996         1997         1996
                                       ----------    ----------   ----------   -----------
Sales:
   Collectibles.....................  $23,521,573   $17,046,904  $13,650,006   $ 9,349,603
   Apparel and souvenirs............   18,333,520       725,328   13,121,088       416,393
   Promotional .....................    1,354,826          -       1,304,666          -
   Other............................      267,759          -         226,716          -
                                      -----------   -----------  -----------   -----------
      Net sales.....................   43,477,678    17,772,232   28,302,476     9,765,996

Cost of sales.......................   26,301,654    10,583,762   17,521,215     5,818,946
                                      -----------   -----------  -----------   -----------
Gross profit........................   17,176,024     7,188,470   10,781,261     3,947,050

Selling, general and
  administrative expenses...........    9,750,462     3,966,700    6,198,741     2,094,966
                                      -----------   -----------  -----------   -----------

Income from operations..............    7,425,562     3,221,770    4,582,520     1,852,084

Other income (expense):
  Interest income and other, net....      166,154       188,424       94,237        86,715
  Interest expense..................     (916,441)      (47,407)    (615,035)      (38,970)
                                      -----------   -----------  -----------   -----------
    Total other income (expense)....     (750,287)      141,017     (520,798)       47,745
                                      -----------   -----------  -----------   -----------

Income before provision for
  income taxes......................    6,675,275     3,362,787    4,061,722     1,899,829

Provision for income taxes..........    2,670,110     1,345,115    1,624,690       759,932
                                      -----------   -----------  -----------   -----------

NET INCOME..........................  $ 4,005,165   $ 2,017,672  $ 2,437,032   $ 1,139,897
                                      ===========   ===========  ===========   ===========

NET INCOME PER COMMON SHARE:
  Primary........................... $       0.29   $      0.16  $      0.17   $      0.09
                                     ============   ===========  ===========   ===========
  Fully Diluted .................... $       0.29   $      0.16  $      0.17   $      0.09
                                     ============   ===========  ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Primary...........................   13,786,339    12,861,232   14,129,020    12,913,288
                                     ============  ============  ===========   ===========
  Fully Diluted ....................   13,799,126    12,948,412   14,129,067    12,983,544
                                     ============  ============  ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     For the Six Months Ended March 31, 1997

                                   (Unaudited)

                                            Common Stock
                                            ------------             Additional
                                       Shares                         Paid-In          Retained
                                       Issued         Amount          Capital          Earnings           Total
                                       ------         ------          -------          --------           -----

BALANCE, September 30, 1996          12,609,769      $126,098       $18,991,296       $ 7,879,058      $26,996,452
                                     ----------      --------       -----------       -----------      -----------


Common stock issued upon
 exercise of options............       169,998          1,700           745,035              -             746,735

Common stock issued upon
 purchase of business...........       746,218          7,462         9,604,636              -           9,612,098

Issuance Of Common Stock .......       187,500          1,875         2,597,955              -           2,599,830

Net Income......................          -              -                 -            4,005,165        4,005,165
                                    ----------       --------       -----------        ----------      -----------

BALANCE, March 31, 1997             13,713,485       $137,135       $31,938,922       $11,884,223      $43,960,280
                                    ==========       ========       ===========       ===========      ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Six Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                     1997             1996
                                                 ------------      -----------

Cash Flows from Operating Activities:
Net Income ................................      $ 4,005,165       $ 2,017,672
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
   Depreciation and amortization ..........        1,915,805           714,760
   Change in assets and liabilities:
     Accounts receivable ..................        1,153,522        (1,213,978)
     Inventories ..........................       (2,794,169)       (1,295,244)
     Prepaid royalties ....................       (1,590,732)       (1,205,751)
     Prepaid expenses and other assets ....         (171,366)         (363,550)
     Accounts payable .....................         (736,421)          321,928
     Income taxes payable .................         (278,495)         (872,228)
     Accrued royalties and other ..........          981,956             4,868
                                                 -----------       -----------
      Net cash provided by (used in)
       operating activities ...............        2,485,265        (1,891,523)

Cash Flows from Investing Activities:
  Acquisition of property and equipment ...       (3,635,416)       (2,377,549)
  Proceeds from sale of equipment .........          110,781              --
  Cash acquired in purchase of business ...        1,140,363              --
                                                 -----------       -----------
    Net cash used in investing activities .       (2,384,272)       (2,377,549)

Cash Flows from Financing Activities:
  Borrowings on line of credit ............        4,378,583         3,235,599
  Payments on line of credit ..............       (5,278,583)       (3,235,599)
  Proceeds from issuance of common stock ..        3,346,565           867,513
  Payments on notes payable ...............       (4,419,984)             --
  Principal payments on capital lease
   obligation and other ...................         (132,333)          (48,828)
                                                 -----------       -----------
    Net cash provided by (used in)
     financing activities .................       (2,105,752)          818,685
                                                 -----------       -----------

  Decrease in Cash ........................       (2,004,759)       (3,450,387)
  Cash, Beginning of Period ...............        4,983,382         6,759,984
                                                 -----------       -----------
  Cash, End of Period .....................      $ 2,978,623       $ 3,309,597
                                                 ===========       ===========

                   The accompanying notes are an integral part of these consolidated financial statements

                       ACTION PERFORMANCE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


(1)      INTERIM FINANCIAL REPORTING

The accompanying unaudited Consolidated Financial Statements for Action Performance Companies, Inc. (the "Company")have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the six-month period ended March 31, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 1997. Certain prior period amounts have been reclassified to conform to the March 31, 1997 presentation. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

(2)      INVENTORIES

Inventories are stated at lower of cost (first-in, first-out method) or market, and consist of the following at March 31, 1997:

         Raw materials.............................. $ 1,902,282
         Finished goods.............................  11,907,846
                                                     -----------
                                                     $13,810,128
                                                     ===========

(3)      PROPERTY AND EQUIPMENT

Property  and  equipment  are  recorded  at  cost  and  depreciated   using  the
straight-line method over the estimated useful lives of the respective assets, which range from three to ten years.

Property and equipment consist of the following at March 31, 1997:

         Tooling and molds.......................... $11,167,958
         Furniture, fixtures and equipment..........   3,331,961
         Autos and trucks...........................   1,908,301
         Leasehold improvements.....................     826,898
                                                     -----------
                                                      17,235,118
         Less - accumulated depreciation............   4,783,858
                                                     -----------
                                                     $12,451,260
                                                     ===========

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

(5)      SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments during the six months ended March 31, 1997 and 1996 included interest of $427,629 and $42,758, respectively, and income taxes of $2,981,000 and $2,270,000, respectively.

In November 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Sports Image, Inc. ("Sports Image") for approximately $30,000,000, consisting of a $24,000,000 promissory note due January 2, 1997 and 403,361 shares of the Company's common stock. On January 8, 1997, the Company acquired the business and substantially all of the assets and assumed specified liabilities of Motorsport Traditions Limited Partnership
("MTL") and acquired all of the capital stock of Creative Marketing & Promotions, Inc. ("CMP" and, together with MTL, "Motorsport Traditions") for approximately $13,000,000. The consideration paid for Motorsport Traditions consisted of (i) cash in the amount of $5,400,000; (ii) a promissory note in the principal amount of $1,600,000 issued by a wholly owned subsidiary of the Company; and (iii) an aggregate of 342,857 shares of the Company's Common Stock. Non-cash financing, investing, and operating activities for the six months ended March 31, 1997 include (i) a $9,612,098 increase to common stock issued for the acquisitions; (ii) a $38,391,771 increase of debt and liabilities incurred or assumed in the acquisitions; and (iii) a $13,114,948 increase of assets, net of cash acquired in the acquisitions.

Investing activities for the six-month period ended March 31, 1997 included the sale of approximately $556,000 in equipment for cash proceeds of approximately $111,000 and notes receivable of approximately $445,000.

(6)      INCOME TAXES

Income taxes for the six-month period ended March 31, 1997 were calculated by applying the estimated effective tax rate for the fiscal year to the income before taxes.

(7)      BUSINESS COMBINATIONS

In November 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Sports Image. The purchase price was approximately $30,000,000, consisting of a $24,000,000 promissory note due January 2, 1997 and 403,361 shares of the Company's Common Stock. On January 2, 1997, the Company repaid the $24,000,000 promissory note with the proceeds from the issuance of senior notes and a portion of the borrowings under the Company's new credit facility. See Note 8. Sports Image sells and distributes a variety of licensed motorsports products through wholesale distributor networks, corporate sponsors, and mobile trackside stores. Terms of this acquisition were determined by arms-length negotiations between representatives of Sports Image and representatives of the Company. In fiscal 1996, the Company derived 16% of its net sales from Sports Image, a distributor of the Company's die-cast collectible products. Sports Image had sales of approximately $41,800,000 of apparel, die-cast replicas, souvenirs, and other motorsports consumer products during the period from January 1, 1996 to November 7, 1996 (which includes sales of die-cast collectibles purchased from the Company at an aggregate cost of approximately $5,800,000). This transaction was accounted for as a purchase.

On January 8, 1997, the Company acquired the business and substantially all of the assets and assumed specified liabilities of Motorsport Traditions from 1995 Nascar Winston Cup Champion driver Jeff Gordon, Kenneth R. Barbee, certain entities controlled by Mr. Barbee, and certain other persons. The effective date of the acquisition of Motorsport Traditions is January 1, 1997. The purchase price paid by the Company for Motorsport Traditions consisted of (i) cash in the amount of $5,400,000; (ii) a promissory note in the principal amount of $1,600,000 issued by a wholly owned subsidiary of the Company; and (iii) an aggregate of 342,857 shares of the Company's Common Stock. The promissory note bears interest at 4% per annum, matures on December 31, 1998, and has been guaranteed by the Company. The terms of the acquisition, including the valuation of the assets, liabilities, and capital stock acquired by the Company, were determined by arms-length negotiations between representatives of the sellers and representatives of the Company. Motorsport Traditions sells and distributes licensed motorsports products through a network of wholesale distributors and mobile trackside stores. Prior to the acquisitions, MTL and CMP together generated approximately $33,000,000 in annual revenues from their design, manufacturing, and sales and distribution activities. This transaction was accounted for as a purchase.

Unaudited pro forma income statement data

The following unaudited pro forma combined financial information of Action Performance Companies, Inc. for the six-month period ended March 31, 1997, gives effect to the acquisitions of Sports Image and Motorsport

Traditions, as if they had occurred on October 1, 1996 using the purchase method of accounting for business combinations. The unaudited pro forma combined financial information presented herein does not purport to represent what the Company's actual results of operations would have been had the acquisitions of Sports Image and Motorsport Traditions occurred on that date or to project the Company's results of operations for any future period.

                                             Six Months Ended
                                              March 31, 1997
                                              --------------
                                                (Unaudited)

         Net Sales                              $54,948,000

         Operating Income                         7,469,000

         Net Income                               3,651,000

         Net Income Per Common Share                  $0.26


(8)      FINANCING ACTIVITIES

Credit Facility

On January 2, 1997, the Company entered into a $16,000,000 credit facility (the "Credit Facility") with First Union National Bank of North Carolina. The Credit Facility consists of a revolving line of credit for up to $10,000,000 through September 30, 1997, and up to $6,000,000 from September 30, 1997 to March 31, 1998 (the "Line of Credit") and a $6,000,000 letter of credit/bankers' acceptances facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at the Company's option, at a rate equal to either (i) the greater of (a) the bank's publicly announced prime rate or (b) a weighted average Federal Funds rate plus 0.5%, or (ii) LIBOR plus 1.9%. The Line of Credit is guaranteed by Sports Image and Motorsport Traditions. The Company utilized $4,000,000 of the Line of Credit to provide part of the cash portion of the purchase price for Motorsport Traditions and an additional $4,000,000 of the Line of Credit to repay a portion of the $24,000,000 promissory note issued in connection with the acquisition of Sports Image. The Letter of Credit/BA facility is available for issuances of letters of credit and eligible bankers' acceptances in an aggregate amount up to $6,000,000 to enable the Company to finance purchases of products from its overseas vendors. The Credit Facility will mature on March 31, 1998. The Credit Facility contains certain provisions that, among other things, will require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness or to sell assets or engage in certain mergers or consolidations.

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

(9) COMMITMENTS AND CONTINGENCIES

The Company is subject to certain asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or result of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Overview

   The Company designs and markets licensed motorsports products, including die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. The Company also develops promotional programs for sponsors of motorsports that feature the Company's die-cast replicas or other products and are intended to increase brand awareness of the products or services of the corporate sponsors. In addition, the Company represents popular race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements. The Company's motorsports collectibles and consumer products are manufactured by third parties, generally utilizing the Company's designs, tools, and dies.

   The Company was incorporated in Arizona in May 1992 and began marketing die-cast collectibles in July 1992. In August 1994, the Company acquired certain assets and liabilities of Fan Fueler, Inc. and began marketing licensed motorsports consumer products. During fiscal 1994, the Company also conducted the business of staging M-Car(TM) Grand Prix Races for charitable and other organizations, in which participating sponsors purchased specialized gas-powered, one-third scale racing vehicles from the Company. In September 1994, the Company sold the assets and liabilities related to its M-Car(TM) operations and discontinued its M-Car(TM) Grand Prix Race operations. During fiscal 1994 and the first two quarters of fiscal 1995, the Company designed and marketed pedal, electric, and gas-powered mini vehicles, primarily as specialty promotional items. The Company sold the assets related to its mini vehicle operations in March 1995.

   In November 1996, the Company acquired Sports Image and in January 1997 the Company acquired Motorsport Traditions, both of which market and distribute licensed motorsports apparel and other souvenir items. Following these acquisitions, the Company took a number of actions intended to integrate the operations of the acquired companies with the Company's existing operations and to reduce overall selling, general, and administrative expenses associated with the acquired entities. These actions included consolidating the operations of Motorsport Traditions with Sports Image's existing operations and facility in Charlotte, North Carolina; reducing the total number of employees in Charlotte from 201 in January 1997 to 120 as of May 15, 1997; and integrating the management information systems of the acquired companies. The Company believes that these efforts will have a meaningful impact on the Company's results of operations beginning in the third quarter of fiscal 1997.

   In addition to the anticipated cost savings described above, the Company also believes that the acquisitions of Sports Image and Motorsport Traditions provide the potential for enhanced revenue opportunities as a result of the synergies created by expanded product offerings and additional distribution channels. For example, the Company intends to develop new lines of licensed motorsports apparel and souvenirs for exclusive sales through its collectors' club. The Company also believes that Sports Image and Motorsport Traditions will provide opportunities for additional sales growth of the Company's die-cast products through trackside sales, promotional programs, and fan clubs.

   Prior to the acquisitions of Sports Image and Motorsport Traditions, the Company's revenue consisted primarily of sales of die-cast collectibles, while the revenue of Sports Image and Motorsport Traditions consisted primarily of sales of licensed motorsports apparel and souvenirs. The Company believes that the increased sales of licensed apparel and souvenirs following the acquisitions of Sports Image and Motorsport Traditions will result in lower overall gross margins as a result of lower gross margins generally associated with these acquired product lines. The Company believes, however, that the effect of these lower gross margins will be mitigated at least to some extent by cost reductions and other operational efficiencies associated with the combination of the acquired entities. The Company also believes that gross and net margins will increase in the future as a result of the license agreement with Hasbro, which provides the Company with the opportunity to recognize significant license royalties without any significant related cost of sales and without committing substantial capital for manufacturing and marketing activities. In addition, the Company believes that its new license arrangement with NASCAR will enhance sales of its existing products as well as provide a number of opportunities for developing new corporate promotional programs and one or more new fan clubs.

   The Company's cost of sales consists primarily of the cost of products procured from third-party manufacturers, royalty payments to licensors, and depreciation of tooling and dies. Significant factors affecting the Company's cost of sales as a percentage of net sales include (i) the overall percentage of net sales represented by sales of die-cast collectible products, which typically carry higher gross margins than the Company's other products, (ii) the percentage of sales of die-cast collectible products represented by sales through the collectors' club, which typically carry higher gross margins than sales of such products through wholesale distributors, and (iii) the effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales. Selling, general, and administrative expenses include general corporate expenses as well as goodwill amortization. The Company recorded goodwill of approximately $33.7 million in connection with the acquisition of Sports Image and Motorsport Traditions. The goodwill is being amortized at the rate of $1.4 million per year over 25 years. As described above, the Company anticipates that it will achieve a significant reduction in selling, general, and administrative expenses as a percentage of sales as a result of the cost-reduction efforts taken following the acquisitions of Sports Image and Motorsport Traditions.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                          Six Months Ended       Three Months Ended
                                              March 31,               March 31,
                                          ------------------     -------------------
                                           1997        1996       1997         1996
                                           ----        ----       ----         ----
Sales:
        Collectibles ..................    54.1%       95.9%      48.2%        95.7%
        Apparel and souvenirs .........    42.2%        4.1%      46.4%         4.3%
        Promotional ...................     3.1%        0.0%       4.6%         0.0%
        Other .........................     0.6%        0.0%        .8%         0.0%
                                          ------      ------     ------       ------
          Net sales ...................   100.0%      100.0%     100.0%       100.0%
Cost of sales .........................    60.5%       59.6%      61.9%        59.6%
                                          ------      ------     ------       ------
Gross Profit ..........................    39.5%       40.4%      38.1%        40.4%
Selling, general and administrative
 expenses .............................    22.4%       22.3%      21.9%        21.5%
                                          ------      ------     ------       ------
Income from operations ................    17.1%       18.1%      16.2%        18.9%
Interest income (expense) and other,net    (1.7%)       0.8%      (1.8%)         .5%
                                          ------      ------     ------       ------
Income before benefit from
 (provision for) income taxes .........    15.4%       18.9%      14.4%        19.4%
Benefit from (provision for)
          income taxes ................    (6.2%)      (7.5%)     (5.8%)       (7.7%)
                                          ------      ------     ------       ------
Net income ............................     9.2%       11.4%       8.6%        11.7%


Three  Months  Ended March 31, 1997  Compared  with Three Months Ended March 31,
1996

         Net sales increased 189.8% to $28.3 million for the three months ended March 31, 1997 from $9.8 million for the three months ended March 31, 1996. The Company attributes the improvement in sales during the second quarter of fiscal 1997 primarily to (i) additional revenue streams from Sports Image and Motorsport Traditions, which were acquired by the Company during the first and second quarters of fiscal 1997, respectively; (ii) the continued expansion of the die-cast collectible market and the Company's ability to produce and sell increased quantities of collectibles; and (iii) an increase in collectors' club membership. The number of members in the collectors' club increased from approximately 56,000 members to approximately 86,000 members at March 31, 1996 and March 31, 1997, respectively.

         Gross profit increased to $10.8 million for the three months ended March 31, 1997, from $3.9 million for the three months ended March 31, 1996, representing 38.1% and 40.4% of net sales, respectively. The decrease in gross profit percentage for the three-month period ended March 31, 1997 resulted from the increased sales of apparel and souvenirs, which typically provide lower margins than sales of the Company's collectible products. The decrease was partially offset by improved gross margins related to sales of the Company's die-cast collectibles.

   Selling, general and adminstrative expenses increased to $6.2 million for the three-month period ended March 31, 1997 from $2.1 million for the three months ended March 31, 1996, representing 21.9% and 21.5% of net sales, respectively. The increase in such expenses resulted primarily from (i) the operating expenses of Sports Image and Motorsport Traditions, which the Company acquired in the first and second quarters of fiscal 1997; (ii) increased sales and marketing expenditures, particularly increased advertising consistent with the Company's strategy to increase collectors' club memberships and distributor sales; and
(iii) an increase of $340,000 in goodwill amortization associated with the acquisition of Sports Image and Motorsport Traditions.

   The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense of $576,000 related to debt incurred in connection with the acquisitions of Sports Image and Motorsport Traditions.

Six Months Ended March 31, 1997 Compared with Six Months Ended March 31, 1996

   Net sales increased 144.4% to $43.5 million for the six months ended March 31, 1997 from $17.8 million for the six months ended March 31, 1996. The Company attributes the improvement in sales during the first six months of fiscal 1997 primarily to (i) additional revenue streams from Sports Image and Motorsport Traditions, which were acquired by the Company during the first and second quarters of fiscal 1997, respectively; (ii) the continued expansion of the die-cast collectible market and the Company's ability to produce and sell increased quantities of collectibles; and (iii) an increase in collectors' club membership. The number of members in the collectors' club increased from approximately 56,000 members to approximately 86,000 members at March 31, 1996 and March 31, 1997, respectively.

   Gross profit increased to $17.2 million for the six months ended March 31, 1997 from $7.2 million for the six months ended March 31, 1996, representing 39.5% and 40.5% of net sales, respectively. The decrease in the gross profit as a percentage of net sales for the six-month period ended March 31, 1997 resulted from increased sales of apparel and souvenirs, which typically provide lower margins than sales of the Company's collectible products. The decrease was partially offset by improved gross margins related to sales of the Company's die-cast collectibles.

   Selling, general and adminstrative expenses increased to $9.8 million for the six-month period ended March 31, 1997 from $4.0 million for the six-months ended March 31, 1996, representing 22.4% and 22.3% of net sales, respectively. The increase in such expenses resulted primarily from (i) the operating expenses of Sports Image and Motorsport Traditions, which the Company acquired in the first and second quarters of fiscal 1997; (ii) increased sales and marketing expenditures, particularly increased advertising consistent with the Company's strategy to increase collectors' club memberships and distributor sales; and
(iii) an increase of $493,000 in goodwill amortization associated with the acquisition of Sports Image and Motorsport Traditions.

   The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense of $869,000 related to debt incurred in connection with the acquisitions of Sports Image and Motorsport Traditions.

Pro Forma Results of Operations

        The Company had pro forma net income for the six months ended March 31, 1997 of $3.7 million, or $0.26 per share, compared with actual net income of $4.0 million, or $0.29 per share. The difference in earnings per share on a pro forma basis for the six months ended March 31, 1997 is primarily attributable to lower gross margins as a result of the liquidation of inventory following the end of the 1996 racing season by the acquired entities prior to the date of acquisition. The Company intends to improve the management and control of inventories of the acquired companies in order to reduce the need for seasonal adjustments to inventory. The pro forma results of operations for the six months ended March 31, 1997 reflect the amortization of goodwill arising from the acquisitions of Sports Image and Motorsport Traditions and include additional interest expense associated with the financing of these acquisitions. The pro forma results do not account for efficiencies gained upon the consolidation of operations, including the elimination of duplicative functions and reduction of salaries expense and other related costs.

Seasonality

   Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (the Company's third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products. The Company believes, however, that holiday sales of its products are increasing, which has the effect of reducing seasonal fluctuations in its sales.

Liquidity and Capital Resources

        The Company's working capital position increased to $19.2 million at March 31, 1997 from $18.1 million at September 30, 1996. The increase of $1.1 million is primarily attributable to the Company's results of operations and working capital acquired from the purchase of Sports Image and Motorsports Tradition by the Company.

        Capital expenditures for the six months ended March 31, 1997 totaled approximately $3.6 million, of which approximately $3.0 million was utilized for the Company's continued investment in tooling.

        On January 16, 1997, the Company sold an aggregate of 187,500 shares of Common Stock to Hasbro, Inc. at a price of $14.50 per share, with net proceeds to the Company of approximately $2.6 million. The Company has agreed that, in the event that Hasbro sells such shares at a price lower than $14.50 per share during the one-year period ending on April 16, 1998, the Company will reimburse Hasbro for the amount of such loss, plus interest.

        During the six months ended March 31, 1997, the Company issued 169,998 shares of Common Stock upon the exercise of employee stock options, resulting in total proceeds to the Company of approximately $747,000.

        In November 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Sports Image, Inc. The purchase price was approximately $30.0 million, consisting of a $24.0 million promissory note due January 2, 1997 and 403,361 shares of the Company's Common Stock. On January 2, 1997, the Company repaid the promissory note with the proceeds from the issuance of senior notes and a portion of the borrowings under the credit facility described below. The terms of this acquisition were determined by arms-length negotiations between representatives of Sports Image and representatives of the Company. In fiscal 1996, the Company derived approximately 16% of its net sales from Sports Image, a distributor of the Company's die-cast collectible products.

         In January 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Motorsport Traditions Limited Partnership and acquired all of the capital stock of Creative Marketing & Promotions, Inc. for approximately $13.0 million, consisting of cash in the amount of $5.4 million, a promissory note in the principal amount of $1.6 million, and an aggregate of 342,857 shares of the Company's Common Stock. The terms of the acquisitions were determined by arms-length negotiations between representatives of the sellers and representatives of the Company.

         On January 2, 1997, the Company entered into the $16.0 million credit facility (the "Credit Facility") with First Union National Bank of North Carolina. The Credit Facility consists of a revolving line of credit (the "Line of Credit") for up to $10.0 million through September 30, 1997 and up to $6.0 million from September 30, 1997 to March 31, 1998, and a $6.0 million letter of credit/bankers' acceptances facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at the Company's option, at a rate equal to either (i) the greater of (a) the bank's publicly announced prime rate or (b) a weighted average Federal Funds rate plus 0.5%, or (ii) LIBOR plus 1.9%. The Line of Credit is guaranteed by Sports Image and Motorsport Traditions. The Company utilized $4.0 million of the Line of Credit to provide part of the cash portion of the purchase price for Motorsport Traditions and an additional $4.0 million of the Line of Credit to repay a portion of the $24.0 million promissory note issued in connection with the acquisition of Sports Image. The Letter of Credit/BA Facility is available for issuances of letters of credit and eligible bankers' acceptances in an aggregate amount up to $6.0 million to enable the Company to finance purchases of products from its overseas vendors. The Company had outstanding purchase commitments of approximately $5.4 million under the Letter of Credit/BA Facility as of March 31, 1997. The Credit Facility will mature on March 31, 1998. The Credit Facility contains certain provisions that, among other things, will require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness or to sell assets or engage in certain mergers or consolidations.

         On January 2, 1997, the Company issued an aggregate of $20.0 million principal amount of senior notes (the "Senior Notes") to three insurance companies. The Senior Notes bear interest at the rate of 8.05% per annum, provide for semi-annual payments of accrued interest, and will mature on January 2, 1999. The Company may not prepay the Senior Notes prior to maturity, but will be required to offer to redeem the Senior Notes in the event of a "Change of Control" of the Company, as defined in the Senior Notes. The Senior Notes contain certain provisions that, among other things, will require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness or to sell assets or engage in certain mergers or consolidations. The Senior Notes are guaranteed by Sports Image and Motorsport Traditions. The Company utilized the proceeds from the Senior Notes to repay the remainder of the promissory note issued in connection with the acquisition of Sports Image.

        The Company is a defendant in various lawsuits. The Company has made no provision in its financial statements with respect to these matters. The imposition of damages in one or more of the cases against the Company could have a material adverse effect on the Company's financial position.

        The Company believes that its current cash resources, the Credit Facility, and expected cash flow from operations will be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from capital needs resulting from any additional acquisitions. However, the Company may be required to obtain additional capital to fund its planned growth during the next 12 months and beyond. Potential sources of any such capital may include the proceeds from the exercise of outstanding options, bank financing, strategic alliances, and additional offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse affect on the Company's business.

                     -------------------------------------

         This report contains forward-looking statements, including statements regarding the Company's business strategies, the Company's business, and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in the Company's Form 10-KSB for the year ended September 30, 1996, as filed with the Securities and Exchange Commission.

         PART II - OTHER INFORMATION

         ITEM 1.  Legal Proceedings

         Litigation and Environmental Matters


                  On May 17, 1993, the state of Arizona (the "State") instituted a lawsuit against the Company and 29 other defendants in the United States district Court for the District of Arizona. The State seeks recovery of certain clean-up costs under federal and state environmental laws. Specifically, the State seeks recovery of expenses that it has incurred to date for an environmental investigation and clean-up of property formerly used as a site for recycling hazardous wastes. The State alleges that the property has been contaminated with hazardous substances. In addition, the State seeks a declaratory judgment that the Company and the other defendants are jointly and severally liable for all future costs incurred by the State for investigative and remedial activities, and seeks a mandatory permanent injunction requiring the Company to undertake appropriate assessment and remedial action at the property. The State has not specified the amounts it seeks to collect from the Company. The State alleges that F.W. Leisure Industries, Inc. and/or F.W. & Associates, Inc. were predecessors of the Company that produced and arranged for the transportation of hazardardous substances to the property involved in the lawsuit. The Company is defending this lawsuit on various bases including that F.W. Leisure Industries, Inc. and/or F.W. & Associates, Inc. were not predecessors of the Company and that neither the Company nor any predecessor of the Company has ever produced or transported hazardous substances as alleged by the State. The State has settled a portion of its claims with respect to a large number of the other defendants to the lawsuit. The Company is not a party to that settlement. On February 1, 1995, a number of the defendants that agreed to the settlement with the State were granted leave to file, and subsequently did file a cross-claim against the company seeking indemnity from the Company based on the same predecessor liability theory asserted by the State. The parties have conducted discovery limited to the issue of any defendant's status as a responsible party and regarding the Company's status as a successor corporation.
                  On  March  25,  1997,  the  Court  ruled  that  under  federal
                  environmental   law  the  Company  would  be  treated  as  the
                  successor to F.W. & Associates, Inc., and/or F.W. Leisure Industries, Inc. The Company may appeal this ruling at the appropriate time. Discovery is now ongoing with regard to the merits of the underlying environmental claims and the amount of those claims. The Company currently estimates the potential range of loss to be between $400,000 and $800,000 in the event that its defense proves unsuccessful. The Company has made no provision in its financial statements with respect to this matter.

                  On March 4, 1997, two class action lawsuits were filed against the Company and approximately 28 other defendants in the United States District Court for the Northern District of Georgia (Civil Action Nos. 1:97-CV-0569-RCF and 1:97-CV-0570-RCF). The lawsuits allege that the defendants engaged in price fixing and other anti-competitive activities in violation of federal anti-trust laws. The Company has been named as a defendant based upon actions alleged to have been taken by Sports Image, Inc. and Creative Marketing & Promotions, Inc. prior to the Company's acquisitions of those entities. The plaintiffs have requested injunctive relief and monetary damages of three times an unspecified amount of damages that the plaintiffs claim to have actually suffered. A motion to consolidate these lawsuits into one action is pending. The Company intends to vigorously defend these lawsuits.

         ITEM 2.  Changes in Securities

                  On January 8, 1997, the Company issued an aggregate of 57,143 shares of Common Stock to Motorsport Traditions Limited Partnership ("MTL") and certain affiliates of MTL as a portion of the consideration paid by the Company for the business and assets of MTL acquired by the Company. On January 8, 1997, the Company also issued an aggregate of 285,714 shares of Common Stock valued at an aggregate of $5,000,000 to Jeffery M. Gordon and Kenneth R. Barbee in exchange for all of the outstanding capital stock of Creative Marketing and Promotions, Inc. On January 16, 1997, the Company sold 187,500 shares of Common Stock to Hasbro, Inc. at a price of $14.50 per share. The shares of Common Stock were issued without registration in reliance on the exemption provided by Section 4(2) under the Securities Act of 1933, as amended.

         ITEM 3.  Defaults Upon Securities

                  Not applicable

         ITEM 4.  Submissions of Matters to a Vote of Security Holders

                  Not applicable

         ITEM 5.  Other Information

                  Not applicable

         ITEM 6.  Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                        10.4.2     1993  Stock  Option  Plan,   as  amended  and
                                   restated through January 17, 1997
                        10.39      Asset Purchase  Agreement dated as of January
                                   1, 1997, among Action Performance  Companies,
                                   Inc.,  MTL  Acquisition,   Inc.,   Motorsport
                                   Traditions   Limited   Partnership,   Midland
                                   Leasing,   Inc.,  and  Motorsports  By  Mail,
                                   Inc.(1)
                        10.40      Exchange  Agreement  dated as of  January  1,
                                   1997,  among  Action  Performance  Companies,
                                   Inc.,  Kenneth  R.  Barbee,  and  Jeffery  M.
                                   Gordon(1)
                        10.41      Promissory Note dated January 1, 1997, in the
                                   principal amount of $1,600,000  issued by MTL
                                   Acquisition,  Inc.,  as Maker,  to Motorsport
                                   Traditions  Limited  Partnership,  as  Payee,
                                   together with Guarantee of Action Performance
                                   Companies, Inc.(1)
                        10.42      Note Purchase  Agreement  dated as of January
                                   2, 1997, among Action Performance  Companies,
                                   Inc., Jefferson-Pilot Life Insurance Company,
                                   Alexander  Hamilton Life Insurance Company of
                                   America,  and First  Alexander  Hamilton Life
                                   Insurance  Company,  together  with  form  of
                                   Note, form of Subsidiary  Guaranty,  and form
                                   of Subsidiary Joinder
                        10.43      Credit Agreement dated as of January 2, 1997,
                                   among  Action  Performance  Companies,  Inc.,
                                   Sports Image,  Inc., MTL  Acquisition,  Inc.,
                                   and  First  Union   National  Bank  of  North
                                   Carolina
                        10.44      Registration Agreement dated as of January 1,
                                   1997,  among  Action  Performance  Companies,
                                   Inc.,     Motorsport    Traditions    Limited
                                   Partnership,   Midland  Leasing,   Inc.,  and
                                   Motorsports By Mail, Inc.(1)
                        10.45      Registration Agreement dated as of January 1,
                                   1997,  among  Action  Performance  Companies,
                                   Inc.,  Kenneth  R.  Barbee,  and  Jeffery  M.
                                   Gordon(1)
                        10.46      Employment  Agreement  dated as of January 1,
                                   1997, between Action  Performance  Companies,
                                   Inc. and Kenneth R. Barbee(1)
                        10.47      Consulting  Agreement  dated as of January 1,
                                   1997, between Action  Performance  Companies,
                                   Inc. and John Bickford(1)
                        10.48      Common Stock Purchase Agreement dated January
                                   16,  1997,  between  Hasbro,  Inc. and Action
                                   Performance Companies, Inc.(2)
                        11.1       Computation of Primary Earnings Per Share
                        11.2       Computation  of  Fully  Diluted  Earnings Per
                                   Share
                         27        Financial Data Schedule

                        --------------
                        (1) Incorporated by reference to the Registrant's Form 8-K dated January 8, 1997 filed with the Securities and Exchange Commission on January 23, 1997, as amended by Form 8-K/A filed on February 24, 1997.

                        (2) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-22943) as filed with the Securities and Exchange
                        Commission on March 7, 1997 and declared effective on March 12, 1997.

                 (b)Reports on Form 8-K
                        On January 23, 1997, the Company filed a Current Report on Form 8-K dated January 8, 1997, as amended by Form 8-K/A filed on February 24, 1997, reporting the acquisition of Motorsport Traditions Limited Partnership and Creative Marketing and Promotions, Inc.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ACTION PERFORMANCE COMPANIES, INC.


Signature                                  Capacity                                     Date


/s/ Fred W. Wagenhals         Chairman of the Board, President, and                     May 14, 1997
---------------------         Chief Executive Officer
Fred W. Wagenhals             (Principal Executive Officer)



/s/ Christopher S. Besing     Vice President, Chief Financial Officer,                  May 14, 1997
-------------------------     Treasurer, and Director (Principal
Christopher S. Besing         Financial and Accounting Officer)