Form 10-Q
period 1997-06-30
ACTION PERFORMANCE COMPANIES INC
filed 1997-08-14
CIK 892147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,888,335 shares of common stock (as of August 13, 1997).

PART I, ITEM 1     FINANCIAL STATEMENTS

                       ACTION PERFORMANCE COMPANIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1997 and September 30, 1996

                                                                June 30,                September 30,
                                                                  1997                      1996
                                                              ------------              -------------
                                                               (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents.............................      $ 49,274,964               $ 4,983,382
  Accounts receivable, net of allowance for doubtful
    accounts of $936,133 and $256,324, respectively.....        15,694,808                 7,496,988
  Inventories, net......................................        15,449,651                 5,833,812
  Deferred income taxes.................................         1,031,619                 1,031,619
  Prepaid royalties.....................................         4,730,217                 2,295,505
  Prepaid expenses and other assets.....................         1,732,996                   739,723
                                                              ------------               -----------
    Total current assets................................        87,914,255                22,381,029

PROPERTY AND EQUIPMENT, net.............................        13,357,671                 8,188,441

GOODWILL, net of accumulated amortization of $833,206,
  and $9,519, respectively..............................        32,980,399                    56,370

NOTES RECEIVABLE AND OTHER ASSETS.......................         1,285,681                 1,022,794
                                                              ------------               -----------
                                                              $135,538,006               $31,648,634
                                                              ============               ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
  Accounts payable......................................      $  8,342,096               $ 2,188,343
  Accrued royalties.....................................         5,264,409                 1,180,038
  Line of credit........................................         5,000,000                      -
  Income taxes payable..................................              -                      521,547
  Accrued settlement costs..............................         5,400,000                      -
  Accrued expenses and other............................         1,832,583                   397,529
                                                              ------------               -----------
    Total current liabilities...........................        25,839,088                 4,287,457

LONG-TERM DEBT:
  Notes payable.........................................        21,194,342                      -
  Other long-term debt..................................           853,726                   364,725
                                                              ------------               -----------
    Total long-term debt................................        22,048,068                   364,725

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding..........              -                         -
Common stock, $.01 par value, 25,000,000 shares
  authorized; 15,525,003 and 12,609,769 shares,
  issued and outstanding, respectively..................           155,250                   126,098
  Additional paid-in capital............................        74,513,351                18,991,296
  Retained earnings.....................................        12,982,249                 7,879,058
                                                              ------------               -----------
    Total shareholders' equity..........................        87,650,850                26,996,452
                                                              ------------               -----------
                                                              $135,538,006               $31,648,634
                                                              ============               ===========

The accompanying notes are an integral part of these consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       For the Nine and Three Month Periods Ended June 30, 1997 and 1996

                                  (Unaudited)

                                           Nine Months Ended          Three Months Ended
                                               June  30,                  June  30,
                                      -------------------------  --------------------------
                                          1997          1996         1997         1996
                                      -----------   -----------  -----------   ------------
Sales:
Collectibles........................  $40,198,346   $28,644,790  $16,676,773   $ 11,597,886
Apparel and souvenirs...............   40,296,200     1,410,069   21,962,680        684,741
Promotional.........................    2,196,892          -         842,066           -
Other...............................      417,741          -         149,982           -
                                      -----------   -----------  -----------   ------------

    Net sales.......................   83,109,179    30,054,859   39,631,501     12,282,627

Cost of sales.......................   51,249,289    17,442,007   24,947,635      6,858,245
                                      -----------   -----------  -----------   ------------

Gross profit........................   31,859,890    12,612,852   14,683,866      5,424,382

Selling, general and
  administrative expenses...........   15,852,202     6,449,838    6,596,628      2,485,368
Settlement costs....................    5,400,000          -       5,400,000           -
Goodwill amortization...............      833,206         3,294      338,318          1,064
                                      -----------   -----------  -----------   ------------

Income from operations..............    9,774,482     6,159,720    2,348,920      2,937,950

Other income (expense):
  Interest income and other, net....      255,844       231,344       89,690         42,920
  Interest expense..................   (1,525,009)      (67,124)    (608,568)       (19,717)
                                      -----------   -----------  -----------   ------------
    Total other income (expense)....   (1,269,165)      164,220     (518,878)        23,203
                                      -----------   -----------  -----------   ------------

Income before provision for
  income taxes......................    8,505,317     6,323,940    1,830,042      2,961,153

Provision for income taxes..........    3,402,126     2,529,576      732,016      1,184,461
                                      -----------   -----------  -----------   ------------

NET INCOME..........................  $ 5,103,191   $ 3,794,364  $ 1,098,026   $  1,776,692
                                      ===========   ===========  ===========   ============

NET INCOME PER COMMON SHARE:
  Primary...........................  $      0.36   $      0.29  $      0.08   $       0.14
                                      ===========   ===========  ===========   ============
  Fully Diluted ....................  $      0.36   $      0.29  $      0.08   $       0.14
                                      ===========   ===========  ===========   ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Primary...........................  $13,997,184    12,980,905   14,429,995     13,147,254
                                      ===========    ==========   ==========     ==========
  Fully Diluted ....................  $14,033,328    13,053,925   14,430,317     13,150,125
                                      ===========    ==========   ==========     ==========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    For the Nine Months Ended June 30, 1997

                                  (Unaudited)

                                 Common Stock
                             --------------------      Additional
                                Shares                  Paid-In        Retained
                                Issued     Amount       Capital        Earnings        Total
                             ----------  --------     -----------     -----------   -----------

BALANCE, September 30, 1996  12,609,769  $126,098     $18,991,296     $ 7,879,058   $26,996,452
                             ----------  --------     -----------     -----------   -----------

Common stock issued upon
 exercise of options.......     211,516     2,115       1,021,875            -        1,023,990

Common stock issued upon
 purchase of business......     746,218     7,462       9,604,636            -        9,612,098

Issuance of common stock....    187,500     1,875       2,583,632            -        2,585,507

Issuance of common stock
 in public offering........   1,770,000    17,700      42,311,912            -       42,329,612

Net Income.................        -            -               -       5,103,191     5,103,191
                             ----------  --------     -----------     -----------   -----------

BALANCE, June 30, 1997       15,525,003  $155,250     $74,513,351     $12,982,249   $87,650,850
                             ==========  ========     ===========     ===========   ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Nine Months Ended June 30, 1997 and 1996

                                  (Unaudited)

                                                         1997                        1996
                                                     -----------                  -----------
Cash Flows from Operating Activities:
Net Income....................................       $ 5,103,191                  $ 3,794,364
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
   Depreciation and amortization..............         3,020,393                    1,169,579
   Change in assets and liabilities,
    net of businesses acquired:
     Accounts receivable......................        (2,576,033)                  (1,927,704)
     Inventories..............................        (4,433,692)                  (2,072,014)
     Prepaid royalties........................        (2,434,712)                    (962,152)
     Prepaid expenses and other assets........        (1,104,249)                    (158,359)
     Accounts payable.........................         1,116,339                      231,565
     Income taxes payable.....................          (521,547)                    (289,507)
     Accrued royalties and other..............         4,057,359                      267,742
     Accrued settlement costs.................         5,400,000                         -
                                                     -----------                  -----------
      Net cash provided by
       operating activities...................         7,627,049                       53,514

Cash Flows from Investing Activities:
  Acquisition of property and equipment.......        (5,316,772)                  (2,883,845)
  Proceeds from sale of equipment.............           110,781                         -
  Cash acquired in purchase of business ......         1,140,363                         -
                                                     -----------                  -----------
    Net cash used in investing activities.....        (4,065,628)                  (2,883,845)

Cash Flows from Financing Activities:
  Borrowings on line of credit................         4,878,583                    5,221,898
  Payments on line of credit..................        (5,278,583)                  (5,221,898)
  Proceeds from issuances of common stock.....        48,965,747                    1,287,228
  Payments for offering costs.................        (3,026,638)                     (17,466)
  Payments on notes payable...................        (4,623,825)                        -
  Principal payments on capital lease
   obligation and other.......................          (185,123)                     (51,141)
                                                     -----------                  -----------
    Net cash provided by financing activities.        40,730,161                    1,218,621
                                                     -----------                  -----------

Increase (Decrease) in Cash...................        44,291,582                   (1,611,710)
  Cash, Beginning of Period...................         4,983,382                    6,759,984
                                                     -----------                  -----------
  Cash, End of Period.........................       $49,274,964                  $ 5,148,274
                                                     ===========                  ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

(1) INTERIM FINANCIAL REPORTING

The accompanying unaudited Consolidated Financial Statements for Action Performance Companies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the nine-month period ended June 30, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 1997. Certain prior period amounts have been reclassified to conform to the June 30, 1997 presentation. These financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

(2) SHAREHOLDERS EQUITY

On June 24, 1997, the Company sold 1,770,000 shares of its common stock in connection with a public offering and an additional 315,000 shares of its common stock on July 17, 1997 pursuant to the exercise of the underwriters over-allotment option (collectively referred herein as the "1997 Public Offering"). The net proceeds to the Company from this offering were $49.9 million, after deducting estimated offering expenses and underwriting discounts and commissions.

(3) NET INCOME PER COMMON SHARE

Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding using the treasury stock method, except when common share equivalents have an antidilutive effect. All share amounts and per share data have been restated to reflect the two-for-one stock split effected as a stock dividend on May 28, 1996.

(4) SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments during the nine months ended June 30, 1997 and 1996 included interest of $671,698 and $67,124, respectively, and income taxes of $4,556,000 and $2,872,000, respectively.

In November 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Sports Image, Inc. ("Sports Image") for approximately $30,000,000, consisting of a $24,000,000 promissory note due January 2, 1997 and 403,361 shares of the Company's common stock. On January 8, 1997, the Company acquired the business and substantially all of the assets and assumed specified liabilities of Motorsport Traditions Limited Partnership
("MTL") and acquired all of the capital stock of Creative Marketing & Promotions, Inc. ("CMP" and, together with MTL, "Motorsport Traditions") for approximately $13,000,000. The consideration paid for Motorsport Traditions consisted of (i) cash in the amount of $5,400,000; (ii) a promissory note in the principal amount of $1,600,000 issued by a wholly owned subsidiary of the Company; and (iii) an aggregate of 342,857 shares of the Company's Common Stock. Non-cash financing, investing, and operating activities for the nine months ended June 30, 1997 include (i) a $9,612,098 increase to common stock issued for the acquisitions; (ii) a $38,391,771 increase of debt and liabilities incurred or assumed in the acquisitions; and (iii) a $13,114,948 increase of assets, net of cash acquired in the acquisitions.

Investing activities for the nine-month period ended June 30, 1997 included the sale of $556,457 in equipment for cash proceeds of $110,781 and notes receivable of $445,676.

(5) BUSINESS COMBINATIONS

In November 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Sports Image. The purchase price was approximately $30,000,000, consisting of a $24,000,000 promissory note due January 2, 1997 and 403,361 shares of the Company's Common Stock. On January 2, 1997, the Company repaid the $24,000,000 promissory note with the proceeds from the issuance of senior notes and a portion of the borrowings under the Company's new credit facility. See Note 6. Sports Image sells and distributes a variety of licensed motorsports products through wholesale distributor networks, corporate sponsors, and mobile trackside stores. Terms of this acquisition were determined by arms-length negotiations between representatives of Sports Image and representatives of the Company. In fiscal 1996, the Company derived 16% of its net sales from Sports Image, a distributor of the Company's die-cast collectible products. Sports Image had sales of approximately $41,800,000 of apparel, die-cast replicas, souvenirs, and other motorsports consumer products during the period from January 1, 1996 to November 7, 1996 (which includes sales of die-cast collectibles purchased from the Company at an aggregate cost of approximately $5,800,000). This transaction was accounted for as a purchase.

On January 8, 1997, the Company acquired the business and substantially all of the assets and assumed certain liabilities of Motorsport Traditions from 1995 Nascar Winston Cup Champion driver Jeff Gordon, Kenneth R. Barbee, certain entities controlled by Mr. Barbee, and certain other persons. The effective date of the acquisition of Motorsport Traditions is January 1, 1997. The purchase price paid by the Company for Motorsport Traditions consisted of (i) cash in the amount of $5,400,000; (ii) a promissory note in the principal amount of $1,600,000 issued by a wholly owned subsidiary of the Company; and (iii) an aggregate of 342,857 shares of the Company's common stock. The promissory note bears interest at 4% per annum, matures on December 31, 1998, and has been guaranteed by the Company. The terms of the acquisition, including the valuation of the assets, liabilities, and capital stock acquired by the Company, were determined by arms-length negotiations between representatives of the sellers and representatives of the Company. Motorsport Traditions sells and distributes licensed motorsports products through a network of wholesale distributors and mobile trackside stores. Prior to the acquisitions, MTL and CMP together generated approximately $33,000,000 in annual revenues from their design, manufacturing, and sales and distribution activities. This transaction was accounted for as a purchase.

Unaudited Pro Forma Income Statement Data

The following unaudited pro forma combined financial information of Action Performance Companies, Inc. for the nine-month period ended June 30, 1997 and 1996, gives effect to the acquisitions of Sports Image and Motorsport Traditions, as if they had occurred on October 1, 1995 using the purchase method of accounting for business combinations. The unaudited pro forma combined financial information presented herein does not purport to represent what the Company's actual results of operations would have been had the acquisitions of Sports Image and Motorsport Traditions occurred on that date or to project the Company's results of operations for any future period.

                                        Nine Months Ended     Nine Months Ended
                                          June 30, 1997          June 30, 1996
                                        -----------------     -----------------
                                           (Unaudited)           (Unaudited)

Net Sales........................         $94,579,000           $83,720,000

Settlement Costs................            5,400,000                  -

Operating Income................            9,819,000            11,653,000

Net Income.......................           4,751,000             5,573,000

Net Income Per Common Share....                 $0.34                 $0.40

(6) FINANCING ACTIVITIES

Credit Facility

On January 2, 1997, the Company entered into a $16.0 million credit facility (the "Credit Facility") with First Union National Bank of North Carolina. The Credit Facility consists of a revolving line of credit for up to $10.0 million through September 30, 1997, and up to $6.0 million from September 30, 1997 to March 31, 1998 (the "Line of Credit") and a $6.0 million letter of credit/bankers' acceptances facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at the Company's option, at a rate equal to either (i) the greater of (a) the bank's publicly announced prime rate or (b) a weighted average Federal Funds rate plus 0.5%, or (ii) LIBOR plus 1.9%. The Line of Credit is guaranteed by Sports Image and Motorsport Traditions. The Company utilized $4.0 million of the Line of Credit to provide part of the cash portion of the purchase price for Motorsport Traditions and an additional $4.0 million of the Line of Credit to repay a portion of the $24.0 million promissory note issued in connection with the acquisition of Sports Image. The Letter of Credit/BA facility is available for issuances of letters of credit and eligible bankers' acceptances in an aggregate amount up to $10.0 million, as amended in April 1997, to enable the Company to finance purchases of products from its overseas vendors. The Credit Facility will mature on March 31, 1998. The Credit Facility contains certain provisions that, among other things, will require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness or to sell assets or engage in certain mergers or consolidations.

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

(7) COMMITMENTS AND CONTINGENCIES

The Company is subject to certain asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or result of operations.

(8) LEGAL SETTLEMENT

In June 1997, the Company agreed to settle a breach of contract suit with Action Products, Inc. for $4.9 million (the "API Settlement"). Pursuant to the API Settlement, in July 1997, the Company made a payment of $4.9 million to the plaintiff, and all parties executed mutual releases. The accompanying financial statements include a charge of $5.4 million for the API Settlement and related legal fees. See Part II, Item 1 "Legal Proceedings".

(9) SUBSEQUENT EVENTS

In July 1997, the Company agreed in principal to acquire all of the capital stock of Robert Yates Promotions, Inc. ("RYP") for $5.7 million. Negotiations are continuing related to certain contingent liabilities which may be assumed by the Company. RYP sells licensed motorsports products through trackside trailers, and generated approximately $3.0 million in revenues during calendar year 1996. This transaction will be accounted for as a purchase.

In July 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Image Works, Inc. ("Image Works"). The Company paid $4.25 million in cash and assumed a three-year note payable of $750,000 as part of the purchase price. In addition, the Company agreed to an additional contingent payment of up to $1.4 million based upon the attainment of certain revenue objectives through September 30, 2000. Image Works designs and manufactures screen printed and embroidered motorsports apparel items for distribution through mass retailers and corporate accounts. Image Works generated approximately $22 million in revenues during 1996. Terms of the acquisition were determined by arms length negotiations between Image Works and the Company. This transaction will be accounted for as a purchase.

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

In November 1996, the Company acquired Sports Image and in January 1997 the Company acquired Motorsport Traditions, both of which market and distribute licensed motorsports apparel and other souvenir items. Following these acquisitions, the Company took a number of actions intended to integrate the operations of the acquired companies with the Company's existing operations and to reduce overall selling, general, and administrative expenses associated with the acquired entities. These actions included consolidating the operations of Motorsport Traditions with Sports Image's existing operations and facility in Charlotte, North Carolina; reducing the total number of employees in Charlotte; and integrating the management information systems of the acquired companies.

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

Prior to the acquisitions of Sports Image and Motorsport Traditions, the Company's revenue consisted primarily of sales of die-cast collectibles, while the revenue of Sports Image and Motorsport Traditions consisted primarily of sales of licensed motorsports apparel and souvenirs. The Company believes that the increased sales of licensed apparel and souvenirs following the acquisitions of Sports Image and Motorsport Traditions will result in lower overall gross margins as a result of lower gross margins generally associated with these acquired product lines. The Company believes, however, that the effect of these lower gross margins will be mitigated at least to some extent by cost reductions and other operational efficiencies associated with the combination of the acquired entities. The Company also believes that gross and net margins will increase in the future as a result of the license agreement with Hasbro Inc., which provides the Company with the opportunity to recognize significant license royalties without any significant related cost of sales and without committing substantial capital for manufacturing and marketing activities. In addition, the Company believes that its new license arrangement with NASCAR will enhance sales of its existing products as well as provide a number of opportunities for developing new corporate promotional programs and one or more new fan clubs.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                           Nine Months Ended  Three Months Ended
                                                 June 30,           June 30,
                                           -----------------  ------------------
                                             1997     1996     1997     1996
                                             ----     ----     ----     ----

Sales:
         Collectibles sales, net..........   48.4%    95.3%    42.1%     94.4%
         Apparel and souvenir sales, net..   48.5%     4.7%    55.4%      5.6%
         Promotional sales, net...........    2.6%     0.0%     2.1%      0.0%
         Other sales, net.................     .5%     0.0%      .4%      0.0%
                                            -----    -----    -----     -----
           Net sales......................  100.0%   100.0%   100.0%    100.0%
Cost of sales.............................   61.7%    58.0%    62.9%     55.9%
                                            -----    -----    -----     -----
Gross Profit..............................   38.3%    42.0%    37.1%     44.1%
Selling, general and administrative
 expenses.................................   19.1%    21.5%    16.7%     20.2%
Settlement costs..........................    6.5%     0.0%    13.6%      0.0%
Goodwill amortization.....................    1.0%     0.0%     0.9%      0.0%
                                            -----    -----    -----     -----
Income from operations....................   11.7%    20.5%     5.9%     23.9%
Interest income (expense) and other,net      (1.5%)    0.5%    (1.3%)      .2%
                                            -----    -----    -----     -----
Income before provision for
 income taxes.............................   10.2%    21.0%     4.6%     24.1%
Provision for income taxes................   (4.1%)   (8.4%)   (1.8%)    (9.6%)
                                            -----    -----    -----     -----
Net income................................    6.1%    12.6%     2.8%     14.5%
                                            =====    =====    =====     =====

Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996

Net sales increased 222.7% to $39.6 million for the three months ended June 30, 1997 from $12.3 million for the three months ended June 30 , 1996. The Company attributes the improvement in sales during the third quarter of fiscal 1997 primarily to (i) additional revenue streams from Sports Image and Motorsport Traditions, which were acquired by the Company during the first and second quarters of fiscal 1997, respectively; (ii) the continued expansion of the die-cast collectible market and the Company's ability to produce and sell increased quantities of collectibles; and (iii) an increase in collectors' club membership. The number of members in the collectors' club increased from approximately 65,000 members to approximately 90,000 members at June 30, 1996 and June 30, 1997, respectively.

Gross profit increased to $14.7 million for the three months ended June 30, 1997, from $5.4 million for the three months ended June 30, 1996, representing 37.1% and 44.1% of net sales, respectively. The decrease in gross profit percentage for the three-month period ended June 30, 1997 primarily resulted from the increased sales of apparel and souvenirs, which typically provide lower margins than sales of the Company's collectible products.

Selling, general and administrative expenses increased to $6.6 million for the three-month period ended June 30, 1997 from $2.5 million for the three months ended June 30, 1996, representing 16.7% and 20.2% of net sales, respectively. The decrease in such expenses as a percentage of sales resulted primarily from cost savings achieved with the integration and consolidation of operations for the acquired entities of Sports Image and Motorsport Traditions. The integration and consolidation included the relocation of Motorsport Traditions operations into Sport Image's facility, the integration of management information systems, and a reduction in excess labor.

Settlement costs of $5.4 million for the three-month period ended June 30, 1997 resulted from the one time charge for the API Settlement and related legal charges. This settlement represents 13.6% of net sales. See Part II, Item 1 "Legal Proceedings".

Goodwill amortization increased to $338,000 for the three-month period ended June 30, 1997 from $1,000 for the three months ended June 30, 1996. The increase in goodwill amortization is related to the acquisitions of Sports Image and Motorsport Traditions. The Company recorded goodwill of $33.7 million in connection with the acquisitions that is amortized over a 25 year period.

The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense of $589,000 related to debt incurred in connection with the acquisitions of Sports Image and Motorsport Traditions.

Nine Months Ended June 30, 1997 Compared with Nine Months Ended June 30, 1996

Net sales increased 176.5% to $83.1 million for the nine months ended June 30, 1997 from $30.1 million for the nine months ended June 30, 1996. The Company attributes the improvement in sales during the first nine months of fiscal 1997 primarily to (i) additional revenue streams from Sports Image and Motorsport Traditions, which were acquired by the Company during the first and second quarters of fiscal 1997, respectively; (ii) the continued expansion of the die-cast collectible market and the Company's ability to produce and sell increased quantities of collectibles; and (iii) an increase in collectors' club membership. The number of members in the collectors' club increased from approximately 65,000 members to approximately 90,000 members at June 30, 1996 and June 30, 1997, respectively.

Gross profit increased to $31.9 million for the nine months ended June 30, 1997 from $12.6 million for the nine months ended June 30, 1996, representing 38.3% and 42.0% of net sales, respectively. The decrease in the gross profit as a percentage of net sales for the nine-month period ended June 30, 1997 resulted from increased sales of apparel and souvenirs, which typically provide lower margins than sales of the Company's collectible products.

Selling, general and administrative expenses increased to $15.9 million for the nine-month period ended June 30, 1997 from $6.4 million for the nine-months ended June 30, 1996, representing 19.1% and 21.5% of net sales, respectively. The decrease in such expenses as a percentage of sales resulted primarily from cost savings achieved with the integration and consolidation of operations for the acquired entities of Sports Image and Motorsport Traditions. The integration and consolidation included the relocation of Motorsport Traditions operations into Sport Image's facility, the integration of management information systems, and a reduction in excess labor.

Settlement costs of $5.4 million for the nine-month period ended June 30, 1997 resulted from the one time charge for the API Settlement and related legal charges. This settlement represents 6.5% of net sales. See Part II, Item 1 "Legal Proceedings".

Goodwill amortization increased to $833,000 for the nine-month period ended June 30, 1997 from $3,000 for the nine months ended June 30, 1996. The increase in goodwill amortization is related to the acquisitions of Sports Image and Motorsport Traditions. The Company recorded goodwill of $33.7 million in connection with the acquisitions that is amortized over a 25 year period.

The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense of $1,458,000 related to debt incurred in connection with the acquisitions of Sports Image and Motorsport Traditions.

Pro Forma Results of Operations

The Company had pro forma net income for the nine months ended June 30, 1997 of $4.8 million, or $0.34 per share, compared with actual net income of $5.1 million, or $0.36 per share. The difference in earnings per share on a pro forma basis for the nine months ended June 30, 1997 is primarily attributable to lower gross margins as a result of the liquidation of inventory following the end of the 1996 racing season by the acquired entities prior to the date of acquisition. The Company intends to improve the management and control of inventories of the acquired companies in order to reduce the need for seasonal adjustments to inventory. The pro forma results of operations for the nine months ended June 30, 1997 and 1996 reflect the amortization of goodwill arising from the acquisitions of Sports Image and Motorsport Traditions and include additional interest expense associated with the financing of these acquisitions. The pro forma results do not account for efficiencies gained upon the consolidation of operations, including the elimination of duplicative functions and reduction of salaries expense and other related costs.

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

Liquidity and Capital Resources

The Company's working capital position increased to $62.1 million at June 30, 1997 from $18.1 million at September 30, 1996. The increase of $44.0 million is primarily attributable to the Company's 1997 Public Offering, the working capital acquired from the purchase of Sports Image and Motorsport Traditions by the Company, and results from operations.

On June 24, 1997, the Company sold 1,770,000 shares of its common stock in connection with the 1997 Public Offering and an additional 315,000 shares of its common stock on July 17, 1997 pursuant to the exercise of the underwriters over-allotment option. The net proceeds to the Company from this offering were $49.9 million, after deducting estimated offering expenses and underwriting discounts and commissions.

Capital   expenditures   for  the  nine  months  ended  June  30,  1997  totaled
approximately $5.3 million, of which approximately $4.1 million was utilized for the Company's continued investment in tooling.

On January 16, 1997, the Company sold an aggregate of 187,500 shares of common stock to Hasbro, Inc. at a price of $14.50 per share, with net proceeds to the Company of approximately $2.6 million.

During the nine months ended June 30, 1997, the Company issued 211,516 shares of common stock upon the exercise of employee stock options, resulting in total proceeds to the Company of approximately $1.0 million.

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

On January 2, 1997, the Company entered into the $16.0 million credit facility (the "Credit Facility") with First Union National Bank of North Carolina. The Credit Facility consists of a revolving line of credit (the "Line of Credit") for up to $10.0 million through September 30, 1997 and up to $6.0 million from September 30, 1997 to March 31, 1998, and a $6.0 million letter of credit/bankers' acceptances facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at the Company's option, at a rate equal to either (i) the greater of (a) the bank's publicly announced prime rate or (b) a weighted average Federal Funds rate plus 0.5%, or (ii) LIBOR plus 1.9%. The Line of Credit is guaranteed by Sports Image and Motorsport Traditions. The Company utilized $4.0 million of the Line of Credit to provide part of the cash portion of the purchase price for Motorsport Traditions and an additional $4.0 million of the Line of Credit to repay a portion of the $24.0 million promissory note issued in connection with the acquisition of Sports Image. The Letter of Credit/BA Facility is available for issuances of letters of credit and eligible bankers' acceptances in an aggregate amount up to $10.0 million, as amended in April 1997, to enable the Company to finance purchases of products from its overseas vendors. The Company had outstanding purchase commitments of approximately $5.3 million under the Letter of Credit/BA Facility as of June 30, 1997. The Credit Facility will mature on March 31, 1998. The Credit Facility contains certain provisions that, among other things, will require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness or to sell assets or engage in certain mergers or consolidations.

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

In July 1997, the Company agreed in principal to acquire all of the capital stock of Robert Yates Promotions, Inc. ("RYP") for $5.7 million. Negotiations are continuing related to certain contingent liabilities which may be assumed by the Company. RYP sells licensed motorsports products through trackside trailers, and generated approximately $3.0 million in revenues during calendar year 1996. This transaction will be accounted for as a purchase.

In July 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Image Works, Inc. ("Image Works"). The Company paid $4.25 million in cash and assumed a three-year note payable of $750,000 as part of the purchase price. In addition, the Company agreed to an additional contingent payment of up to $1.4 million based upon the attainment of certain revenue objectives through September 30, 2000. Image Works designs and manufactures screen printed and embroidered motorsports apparel items for distribution through mass retailers and corporate accounts. Image Works generated approximately $22 million in revenues during 1996. Terms of the acquisition were determined by arms length negotiations between Image Works and the Company. This transaction will be accounted for as a purchase.

The Company is a defendant in various lawsuits. The Company has made no provision in its financial statements with respect to these matters with the exception of the API Settlement. The imposition of damages in one or more of the cases against the Company could have a material adverse effect on the Company's financial position.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Litigation and Environmental Matters

     A lawsuit, purportedly on behalf of Action Products, Inc. ("API"), a dissolved Arizona corporation, was instituted on December 22, 1995, against the Company, Fred W. Wagenhals, and others, in the United States District Court for the District of Arizona. The complaint requested damages, including punitive and treble damages, in an unspecified amount. The complaint alleged that the Company, Mr. Wagenhals and others breached contractual and other duties to API, appropriated certain business opportunities of API and additionally claimed that these activities were part of a fraudulent scheme. In June 1997 the Company, Mr. Wagenhals, and other defendants, and the plaintiff reached an agreement to settle the lawsuit. The settlement agreement was signed, and approved by the Court, in July 1997. Pursuant to this settlement agreement, the Company made a payment of $4.9 million to the plaintiff, and all parties executed mutual releases. In connection with the settlement, Mr. Wagenhals waived any claims he may have had to the settlement proceeds as an approximately 20% shareholder of API.

     On March 4, 1997, two class action lawsuits were filed against the Company and approximately 28 other defendants in the United States District Court for the Northern District of Georgia (Civil Action Nos. 1:97-CV-0569-RCF and 1:97-CV-0570-RCF). The lawsuits allege that the defendants engaged in price fixing and other anti-competitive activities in violation of federal anti-trust laws. The Company was named as a defendant based upon actions alleged to have been taken by Sports Image, Inc., a North Carolina corporation ("Sports Image N.C.") and Creative Marketing & Promotions, Inc. ("CMP") prior to the Company's acquisitions of the assets and capital stock, respectively, of those entities. The actions were subsequently consolidated by order of the court. The caption of the consolidated action is "In re Motorsports Merchandise Antitrust Litigation" and the files of action are maintained under Master File No. 1-97-CV-0569-CC. On May 30, 1997, a consolidated amended complaint was filed, which deleted the Company as a defendant with respect to claims based upon actions alleged to have been taken by Sports Image N.C. and named the Company's wholly owned subsidiary, Sports Image, Inc., an Arizona corporation ("Sports Image AZ"), as a defendant with respect to those claims. The Company remains a defendant with respect to claims based upon actions alleged to have been taken by CMP. The plaintiffs have requested injunctive relief and monetary damages of three times an unspecified amount of damages that the plaintiffs claim to have actually suffered. On August 1, 1997, answers were filed on behalf of the Company and Sports Image AZ denying the allegations of the complaint. The Company intends to vigorously defend the claims asserted in the amended and consolidated complaint.

     On June 4, 1997, Petty Enterprises, Inc. Licensing Division filed a lawsuit against the Company and Fred W. Wagenhals in the General Court of Justice for Randolph County, North Carolina (Case No. 97 CVS 1070). The complaint alleges that the Company engaged in activities that resulted in trademark infringement, fraud, unfair competition, marketing unlicensed products, misappropriation of business opportunities, breach of contract, unjust enrichment, conversion, and violations of the North Carolina Unfair and Deceptive Trade Practices Act and the Lanham Act. In particular, the plaintiff alleges that the Company manufactured and sold products in quantities greater than the amounts permitted under certain license agreements, manufactured and sold certain products for which it did not have licenses, misrepresented the number of licensed products actually manufactured and sold, and underpaid royalties to the licensors. The complaint also alleges that these acts constitute a pattern of improper activity. The complaint requests an unspecified amount of actual damages plus treble an punitive damages, as well as injunctive relief. The Company has now removed the litigation from the General Court of Justice for Randolph County to the United States District Court for the Middle District of North Carolina. In the United

     States District Court, the Company has filed an answer and counterclaim, as well as a motion to dismiss or strike plaintiff's fraud claim, or in the alternative, to require more definite statement. Further, the Company has filed a third party complaint in the litigation against Brett Nelson, an officer and/or agent for Petty Enterprises, Inc. alleging defamation and damage to reputation, tortious interference with actual and perspective business relations, and violations of the North Carolina Unfair and Deceptive Trade Practices Act. The Company intends to vigorously defend and prosecute this litigation.

     On June 4, 1997, Kellogg Company filed a lawsuit against Fred W. Wagenhals and the Company in the United States District Court for the Western District of Michigan (Civil Action No. 4:97CV78; Judge Wendell A. Miles). The complaint alleges that after expiration of its 1996 license agreement with Kellogg, the Company produced 1997 model year products for which it did not have a valid license. The complaint requests an unspecified amount of actual damages plus treble damages, punitive damages and attorneys' fees, an accounting, destruction of all infringing products together with all means of making the same, as well as injunctive relief. The Company intends to defend vigorously this lawsuit.

ITEM 2.  Changes in Securities

     Not applicable

ITEM 3.  Defaults Upon Securities

     Not applicable

ITEM 4.  Submissions of Matters to a Vote of Security Holders

     Submissions of Matters to a Vote of Security Holders

     The Company's 1997 Annual Meeting of Shareholders was held on April 3, 1997. The following nominees were elected to the Company's Board of Directors to serve until their successors are elected or have been qualified, or until their earlier resignation or removal:

     Nominee                    Votes in Favor                Withheld
     -------                    --------------                --------
     Fred W. Wagenhals            12,149,338                   412,290
     Tod J. Wagenhals             12,149,438                   412,190
     Christopher S. Besing        12,149,438                   412,190
     Joseph M. Mattes             12,148,938                   412,690
     Melodee L. Volosin           12,149,438                   412,190
     John S. Bickford             12,149,438                   412,190
     John M. Lloyd                12,149,438                   412,190
     Robert H. Manschot           12,149,438                   412,190

     The following items were voted upon by the Company's shareholders:

     Proposal to amend and restate the Company's 1993 Stock Option Plan.

     Votes in Favor     Opposed             Abstained         Broker Non-Vote
     --------------     -------             ---------         ---------------
       6,725,827       3,150,414             110,325                0

     Proposal  to  ratify  the   appointment  of  Arthur  Andersen  LLP  as  the
     independent auditors of the Company for the fiscal year ending September 30, 1997.

     Votes in Favor     Opposed             Abstained         Broker Non-Vote
     --------------     -------             ---------         ---------------
       12,441,310        14,263              106,055                0

ITEM 5.  Other Information

     Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         11.1   Computation of Primary Earnings Per Share
         11.2   Computation of Fully Diluted Earnings Per Share
         27     Financial Data Schedule

     (b) Reports on Form 8-K

     Not applicable

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

ACTION PERFORMANCE COMPANIES, INC.

Signature                              Capacity                       Date
---------                              --------                       ----

/s/ Fred W. Wagenhals      Chairman of the Board, President,    August 13, 1997
----------------------      and Chief Executive Officer
Fred W. Wagenhals           (Principal Executive Officer)


/s/ Christopher S. Besing  Vice President, Chief Financial      August 13, 1997
-------------------------   Officer, Treasurer, and Director
Christopher S. Besing       (Principal Financial and Accounting Officer)