Form 10-K
period 1997-09-30
ACTION PERFORMANCE COMPANIES INC
filed 1997-12-22
CIK 892147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For fiscal year ended September 30, 1997

                         Commission file number 0-21630

                            -------------------------

                       ACTION PERFORMANCE COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        ARIZONA                                          86-0704792
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                             2401 West First Street
                              Tempe, Arizona 85281
                                 (602) 894-0100
    (Address, including zip code, and telephone number, including area code, of principal executive offices)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuer's revenues for its most recent fiscal year:  $130,380,000.

The aggregate market value of Common Stock held by nonaffiliates of the registrant (13,868,740 shares) based on the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on December 15, 1997, was $458,535,216. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As  of  December  15,  1997,  there  were  outstanding   16,012,471   shares  of
registrant's Common Stock, par value $.01 per share.

Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       ACTION PERFORMANCE COMPANIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                            Page
PART I

     ITEM 1.      BUSINESS.................................................... 1
     ITEM 2.      PROPERTIES..................................................18
     ITEM 3.      LEGAL PROCEEDINGS...........................................19
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........20

PART II

     ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.............................21
     ITEM 6.      SELECTED FINANCIAL DATA.....................................22
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............23
     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK...........................................29
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................30
     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................30

PART III

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........30
     ITEM 11.     EXECUTIVE COMPENSATION......................................30
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..............................................30
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............30

PART IV

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K.........................................31

SIGNATURES        ............................................................34

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-1

                                     PART I

ITEM 1.           BUSINESS

Overview

          The Company is the leader in the design and sale of licensed motorsports collectible and consumer products in the United States. The Company's products include die-cast scaled replicas of motorsports vehicles, apparel (including t-shirts, hats, and jackets), and souvenirs. The Company markets its products pursuant to license arrangements with popular race car drivers (including exclusive license arrangements with seven-time Winston Cup champion Dale Earnhardt, 1995 and 1997 Winston Cup champion Jeff Gordon, and seven-time National Hot Rod Association ("NHRA") Funny Car champion John Force), car owners, car sponsors, automobile manufacturers, and the National Association for Stock Car Auto Racing ("NASCAR"). The Company's motorsports collectibles and most of the Company's apparel and souvenirs are manufactured by third parties, generally utilizing the Company's designs, tools, and dies. The Company screen prints and embroiders a portion of the licensed motorsports apparel that it sells.

          The Company markets its products to approximately 5,000 specialty retailers either directly or through its wholesale distributor network; to motorsports enthusiasts directly through its Racing Collectibles Club of America (the "Collectors' Club"), which currently has approximately 107,000 members; and through mobile trackside souvenir stores, promotional programs for corporate sponsors, and fan clubs. In December 1996, the Company entered into a license agreement with Hasbro, Inc. ("Hasbro"), a multi-billion dollar toy and game manufacturer, covering the exclusive sale by Hasbro of a new line of motorsports-related products in the mass-merchandise market.

          The Company's products and other programs capitalize on the rapidly growing popularity of motorsports. USA Today reports that motorsports racing is the fastest growing spectator sport in the United States with attendance at NASCAR Winston Cup events more than doubling in the past decade from 75,643 per event in 1985 to approximately 180,000 in 1996. Approximately 5.6 million fans attended the 31 races of the Winston Cup series in 1996. USA Today also reports that TV ratings are growing even faster than attendance, with more than 100 million people tuning in to NASCAR's televised events each year. According to NASCAR, more than 70 of the Fortune 500 companies utilize motorsports sponsorship or advertising as part of their marketing strategies.

          Historically, the Company has designed and marketed die-cast collectibles featuring NASCAR drivers and vehicles. In 1995, the Company began expanding its lines of die-cast collectibles to include other types of motorsports vehicles, including NHRA drag racing, NASCAR's new "Super Truck" racing series, United States Auto Club ("USAC") racing, and "World of Outlaws" sprint car racing. During fiscal 1997, the Company expanded its product offerings by acquiring Sports Image, Inc. ("Sports Image"), Motorsport Traditions Limited Partnership and Creative Marketing and Promotions, Inc. (together, "Motorsport Traditions"), and Robert Yates Promotions, Inc. ("RYP"), which market and distribute licensed motorsports products including apparel and souvenirs; Image Works, Inc., which manufactures and markets licensed motorsports apparel through the mass-merchandise markets ("Image Works"); and the motorsports collectibles-related assets of Simpson Products, Inc. ("Simpson"). As a result of these acquisitions, the Company now markets and distributes licensed motorsports apparel and other souvenir items featuring the likeness of Dale Earnhardt, Jeff Gordon, Darrell Waltrip, Bobby Labonte, and other popular drivers. During fiscal 1997, the Company also expanded its development of promotional programs for corporate sponsors of motorsports, which feature the Company's products and which are intended to increase the brand awareness of the products and services of the corporate sponsors. The Company also has begun to represent a number of popular race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements.

          The Company has continued to take significant steps that are intended to add new product lines and distribution channels to capitalize on the growing demand for licensed motorsports products but will not compete with sales of the Company's existing products. As part of these ongoing efforts, in October 1997 the Company announced that it has agreed to acquire the assets related to the motorsports die-cast collectible product lines of

Revell-Monogram, Inc. ("Revell") and to enter into a strategic alliance with Revell involving extensive product licensing and distribution arrangements. In October 1997, the Company also entered into a ten-year license agreement with Richard Childress Racing Enterprises, Inc. ("RCR") with respect to various rights used in connection with Dale Earnhardt licensed products. On December 9, 1997, the Company acquired certain assets and assumed certain liabilities related to sales of motorsports merchandise licensed by NASCAR Winston Cup driver Rusty Wallace and entered into a seven-year license agreement for the name and likeness of Mr. Wallace (the "Rusty Wallace Acquisition").

          The Company focuses on developing long-term relationships with the most popular drivers, car owners, car sponsors, car manufacturers, and others in the various top racing categories. The Company continually strives to strengthen its relationships with licensors and to develop opportunities to market innovative licensed collectible and consumer products that appeal to motorsports enthusiasts. The Company believes that its license agreements with popular NASCAR and other motorsports personalities and sponsors significantly enhance the collectible value and marketability of its products. The Company believes that it will be able to leverage its relationships to attract additional drivers in order to generate increased revenue for the Company as well as increased earnings for the drivers.

          The Company pursues a strategy designed to enhance its leadership position in the motorsports collectible and consumer products industry. Key aspects of this strategy include (i) continuing to enhance its existing products and introduce new products that appeal to racing enthusiasts, (ii) expanding and strengthening its licensing arrangements, (iii) pursuing strategic acquisitions and alliances, (iv) expanding existing and identifying new distribution channels, and (v) developing promotional programs for corporate sponsors.

          The Company was incorporated in Arizona in 1992. The Company's principal executive offices are located at 4707 East Baseline Road, Phoenix, Arizona 85040, and its telephone number is (602) 337-3700. As used herein, the term "Company" refers to Action Performance Companies, Inc. and its subsidiaries and operating divisions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

Industry Overview

          Motorsports racing in the United States consists of several distinct segments, each with its own organizing bodies and events. The largest segment, in terms of attendance and media exposure, is stock car racing, which is dominated by NASCAR. The other principal segments are drag racing, with NHRA the most important organizing body, and Indy car racing, controlled by the Indy Racing League and Championship Auto Racing Teams.

          According to USA Today, motorsports racing is the fastest growing spectator sport in the United States. Approximately 15.4 million people attended motorsports' premier events in 1996, almost three times the 1981 attendance. Approximately 5.6 million fans attended the 31 races in the NASCAR Winston Cup series in 1996, representing attendance of approximately 180,000 per event, more than double the 75,643 attendance per Winston Cup event in 1985. Published reports estimate that attendance at NASCAR Winston Cup events in 1997 exceeded
6.0 million fans. NHRA attendance also has grown significantly in recent years, reaching total attendance of almost 1.9 million in 1996. Motorsports events also have achieved significant success on television, with coverage of NASCAR and NHRA races provided by broadcast and cable television networks, such as ABC, CBS, ESPN, TBS, and TNN, in addition to regional sports networks. Several leading cable companies have joined forces recently to launch Speedvision, a motorsports cable network. USA Today reports that TV ratings are growing even faster than attendance, with more than 100 million people tuning into NASCAR's televised events in 1996. The Company believes that the recent construction of new superspeedways in Los Angeles, California, Ft. Worth, Texas, Las Vegas, Nevada, and other major cities will stimulate continued growth in the motorsports industry through increased exposure to new racing enthusiasts and markets.

          The growing popularity of motorsports has been recognized by corporate America. According to NASCAR, more than 70 of the Fortune 500 companies utilize motorsports sponsorship or other activities as part of their marketing strategies.

Products and Services

Die-Cast Scaled Replica Vehicles

          The Company designs and markets scaled replicas of motorsports-related vehicles that are constructed using die-cast bodies and chassis with free wheeling deluxe wheels and tires. The Company markets its die-cast racing collectibles pursuant to approximately 300 active licenses with race car drivers, owners, and sponsors as well as under license agreements with NASCAR, Ford Motor Company, and several divisions of General Motors Corp. The die-cast collectibles offered by the Company relate to stock car, NHRA drag racing, "Super Truck" racing, USAC racing, and "World of Outlaws" sprint car racing. The Company's die-cast collectibles consist of (i) 1:64th and 1:24th scale replicas of actual racing vehicles, which are approximately three inches and eight inches long, respectively; (ii) 1:96th and 1:64th scale racing vehicle transporters;
(iii) a 1:16th scale pit wagon; and (iv) 1:24th scale dually trucks with trailers. The Company's die-cast replicas typically range in price at retail from approximately $9.00 to $75.00 per item, depending on size, type of vehicle, and level of detail. A 1:24th scale replica of an actual racing vehicle typically retails for $35.00. The Company offers its die-cast collectibles primarily through its wholesale distributor network to specialty retailers, through its Collectors' Club, through mobile trackside stores, and through corporate promotional programs. See Item 1, "Business - Sales and Distribution."

          Historically, the Company has designed and marketed die-cast collectibles featuring drivers and vehicles from the NASCAR Winston Cup series. During fiscal 1995, the Company began the development of several new lines of die-cast collectibles featuring replicas of vehicles from other popular motorsports. The Company successfully introduced its line of Winston NHRA Top Fuel Dragsters and a line of die-cast collectible replicas from the popular new NASCAR "Super Truck" series in fiscal 1995 and introduced its line of Top Fuel Funny Car replicas in fiscal 1996. In addition, during the second half of fiscal 1997 the Company introduced the "Elite" series of die-cast replicas of NASCAR racing vehicles, which feature highly detailed equipment such as spark plug wires, braided hoses, and realistic suspension systems. The Company sells the Elite series of collectibles exclusively through the Collectors' Club for approximately $75.00 per replica.

          The Company enhances the collectible value and appeal of its products through various measures. These measures include (i) designing die-cast collectibles that include features that are not offered by the Company's competitors; (ii) limiting the quantities of each item that it produces and sells; (iii) specifying on the packaging material of certain die-cast collectibles the quantity of that limited-edition item actually produced; (iv) offering certain items only through its Collectors' Club; and (v) designing and developing new packaging concepts to improve the display of each collectible item.

Motorsports Consumer Products

          The Company markets various licensed motorsports apparel, souvenir, and other consumer products, including t-shirts, jackets, hats, license plate brackets, mugs, pins, and key chains. Each of the motorsports consumer products generally features the name, likeness, and car number of a popular race car driver. The Company intends to acquire licenses with additional drivers and to develop new motorsports consumer products, including items bearing the "NASCAR" name and logo in connection with the Company's license agreement with NASCAR. The Company's licensed motorsports apparel items utilize unique and creative designs that are printed or applied to high-quality shirts, hats, jackets, and other products. The Company designs and sells its motorsports apparel products in sizes ranging from infant to youth to men's and women's adult sizes. The Company designs its motorsports consumer products primarily for high-volume distribution through retail outlets, mobile trackside stores, and promotional programs with corporate sponsors of racing teams and racing events. See Item 1, "Business - Sales and Distribution."

Mass-Merchandise License

          The Company licenses Hasbro to produce a new line of motorsports-related products specifically designed for the mass-merchandise market. Under this license, Hasbro currently markets a line of die-cast replicas of racing vehicles, which was jointly developed by the Company and Hasbro, under the "Winner's Circle" brand name. The mass-market die-cast products manufactured and marketed by Hasbro are completely distinct from the Company's current products and do not compete directly with the Company's limited-edition motorsports die-cast collectible products. Under the agreement, Hasbro also will market other licensed motorsports products, including radio-controlled cars, slot car sets, games (such as electronic and CD-ROM interactive games), plush toys, figurines, play sets, walkie talkies, and other items similar to products that Hasbro currently markets under the "Kenner," "Tonka," and "Milton Bradley" brand names.

          The Company believes that the license agreement with Hasbro allows the Company to capitalize on opportunities in the mass-merchandise market. The agreement will enable the Company to remain focused on its core business of designing and marketing motorsports collectibles, apparel, and souvenir products while enabling the Company to benefit from Hasbro's retail mass-merchandise marketing expertise and resources. The agreement also provides a means of expanding the Company's product offerings without committing substantial resources to manufacturing and marketing activities or subjecting it to the risks inherent in the mass-merchandise market.

Corporate Promotional Programs

          The Company  provides  comprehensive  marketing  services  designed to create corporate promotional programs for large corporate sponsors that advertise in motorsports. Many corporations sponsor racing vehicles or events and advertise at motorsports events and in motorsports-related media in order to increase awareness of their brands among consumers and to encourage consumers to purchase their products. The Company provides design services, graphic artists, and the capacity to deliver a wide array of promotional products, such as die-cast replicas, t-shirts, and hats. The corporate sponsors use these products either as free or low-cost awards with the purchase of their own products or in sweepstakes or other promotions. The Company also provides in-house marketing and distribution support for its promotional programs, including in-bound order processing, order fulfillment, sweepstakes processing, and redemption programs. Die-cast replica vehicles sold as promotional items are not sold through the Company's wholesale distribution network or through its Collectors' Club.

Action Sports Management

          The Company represents a number of top race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements. The Company provides a number of services designed to enable drivers to maximize revenue opportunities throughout their careers. Since the commencement of its sports management business in fiscal 1996, the Company has entered into exclusive agreements to represent six-time Winston NHRA Funny Car champion John Force and other popular drag racing drivers, including Darrell Alderman, Mike Dunn, Scott Geoffrion, and Darrell Gwynn. As a result of the
Company's ability to represent drivers effectively in obtaining favorable licensing arrangements and other revenue opportunities, the Company believes that it is well-positioned to attract and retain top race car drivers.

Sales and Distribution

          The Company markets its die-cast collectibles to approximately 5,000 specialty retailers through its wholesale distributor network, through its Collectors' Club, through mobile trackside stores, and through corporate promotional programs. The Company markets its motorsports consumer products primarily through direct trackside sales to race fans; through an in-house sales force and independent representatives to approximately 5,000 specialty retailers and to major discount and department stores, retail automotive product outlets, and convenience stores; and through promotional programs with corporate sponsors.

Wholesale Distribution

          The Company markets its die-cast collectibles on a wholesale basis through approximately 40 distributors operating in the United States. The distributors solicit orders for the Company's die-cast products from approximately 5,000 specialty retailers throughout the United States. The retailers include stores specializing in motorsports collectibles and apparel and stores specializing in other sports collectible items. Employees of the Company attend trade shows in an effort to attract new distributors and retailers to its network. The Company advertises its die-cast collectibles in newspapers and magazines covering motorsports and the collectibles markets. These advertisements encourage consumers to contact the nearest retailers to purchase the Company's die-cast collectibles. The Company also takes measures to increase consumer awareness of its products through radio and television advertising, including promotion of its collectibles on "home shopping" television programs and advertising during popular television programs of interest to motorsports enthusiasts.

          The Company utilizes its distributor network as well as an in-house sales force and independent representatives to market its motorsports apparel, souvenirs, and other consumer products on a wholesale basis to the same specialty retailers that sell its die-cast collectibles. The Company's in-house sales force and independent representatives also market certain motorsports consumer products on a wholesale basis to automobile sections in major discount and department stores such as Wal-Mart and K-Mart, to automotive retail stores, and to convenience stores.

Collectors' Club

          The Company markets certain of its die-cast collectibles exclusively through its Collectors' Club. Members of the Company's Collectors' Club pay a lifetime membership fee that entitles them to receive membership premiums, a quarterly magazine, catalogs, and other special sales materials highlighting the Company's collectibles and other products. Membership in the Collectors' Club increased from approximately 22,000 members in September 1994 to approximately 100,000 members as of September 30, 1997. The Company strives to increase collector interest in its products and to enhance its products' value as collectibles by (i) offering certain items exclusively through its Collectors' Club; (ii) producing a limited number of each collectible; and (iii) limiting the number of a particular item that each member may purchase. Following the acquisitions of Sports Image and Motorsport Traditions, the Company began developing a line of licensed motorsports apparel and souvenirs to offer exclusively through its Collectors' Club. The Company advertises its Collectors' Club in publications that focus on motorsports or the collectibles industry and through limited radio and television advertisements. During 1996, the Company increased its advertising on cable television during televised motorsports events and related programming in order to enhance its exposure to motorsports enthusiasts.

          The Company employs customer service representatives and an automated call distribution telephone system to take membership applications, take customer orders, and handle customer inquiries. The Company utilizes an advanced telephone and computer system that combines telemarketing functions, computerized order processing, and automated warehouse operations to answer and process telephone orders to its Collectors' Club more effectively and efficiently and to accommodate the significant growth in club membership in recent years. The system also enables the Company to track the effectiveness of each advertisement and to target its marketing and advertising programs accurately for enhanced impact.

Trackside Sales

          Average attendance at NASCAR Winston Cup racing events grew to approximately 180,000 fans per race during 1996. Following the Rusty Wallace Acquisition, the Company owns and operates 25 fully equipped mobile trackside stores to capitalize on this large base of potential customers. Some or all of the Company's mobile trackside stores travel to each NASCAR Winston Cup race (34 events in 1997) as well as to other selected racing events. Each mobile trackside store is decorated with the logos and color scheme of a particular racing team and driver and sells a complete assortment of licensed motorsports apparel, souvenirs, and die-cast collectibles dedicated to that team and driver. These mobile stores represent the only trackside opportunities for racing enthusiasts to purchase motorsports products using the name and likeness of the driver and racing team featured in each store.

Corporate Promotional Programs

          The Company creates promotional programs for large corporate sponsors of motorsports. The Company plans to pursue future promotional programs and currently is in discussions with major race car drivers and corporate sponsors in its effort to develop such programs. See Item 1, "Business - Products and Services - Corporate Promotional Programs."

Design and Production

Die-cast Scaled Replica Vehicles

          The Company designs each die-cast collectible that it markets. The Company's design artists take numerous photographs of the actual racing cars, trucks, and other vehicles to be produced as die-cast replicas. Working from these photographs, the Company's artists and engineers use computer software to create detailed scale renderings of the vehicles. After approval of the rendering by the vehicle owner, driver, or racing team sponsor, the Company supplies computerized renderings to its manufacturer in the Peoples' Republic of China ("China"). The manufacturer produces a sample or model, which the Company then inspects for quality and detail. After final approval, the manufacturer produces the die-cast replicas, packages them, and ships the finished products to the Company or, in certain instances, directly to the Company's customers.

          The Company's die-cast collectibles are manufactured under an exclusive agreement with a third-party manufacturer in China. The term of the agreement currently extends through December 31, 1997 and automatically renews for successive one-year terms unless terminated by either party by giving written notice to the other party at least 90 days prior to the end of the then-current term. The Company owns a significant portion of the tooling that the third-party manufacturer uses to produce die-cast collectibles for the Company and has partial control over the production of its die-cast collectibles under the manufacturing agreement. The Company invested approximately $2.6 million and $7.0 million in tooling for its proprietary line of die-cast collectibles in fiscal 1996 and fiscal 1997, respectively. The Company believes the breadth and quality of the tooling program provides the Company with a competitive advantage in the motorsports collectible market. The Company intends to make additional investments in tooling in order to support the growth of its business. The Company also devotes a significant amount of time and effort to the production of its die-cast collectibles to ensure that the resulting products display a level of quality and detail that is superior to competing products, including opening hoods and trunks, detailed engines, working suspensions, and pad printing instead of stickers or decals. The Company believes that its overseas manufacturer of die-cast collectibles is dedicated to high quality and productivity as well as support for new product development. An affiliate of the Company's China-based die-cast manufacturer currently owns 450,000 shares of the Company's Common Stock. The Company believes that this ownership interest further aligns the interests of the manufacturer with those of the Company.

Motorsports Consumer Products

          The Company currently designs substantially all of its licensed motorsports apparel, souvenirs, and other consumer products and arranges for the manufacture of most of such products on a purchase order basis with third-party manufacturers located primarily in the United States. As a result of its recent acquisition of Image Works, the Company now screen prints and embroiders a portion of the licensed motorsports apparel that it sells. The Company's graphic artists and product designers seek to develop unique products and artistic designs that will appeal to motorsports enthusiasts and distinguish the Company's apparel and souvenir products from those of its competitors. The Company's artists and designers also work closely with the third-party manufacturers in order to ensure that the products conform to design specifications and meet or exceed quality requirements. The Company believes that a number of alternative manufacturers for each of these products is readily available in the event that the Company is unable to obtain products from any particular manufacturer. The Company owns the tooling and dies used to manufacture certain of its motorsports consumer products. As the Company develops new motorsports consumer products that require specialized tooling, the Company intends to build or purchase the new tooling that will be required to permit the third-party manufacturers to produce those items.

Licenses

Product Licenses

          The Company focuses on developing long-term relationships with and engages in comprehensive efforts to license the most popular drivers and car owners in each top racing category, their sponsors, and others in the motorsports industry. The Company currently has licenses with approximately 300 race car drivers, car owners, and car sponsors as well as with NASCAR, Ford Motor Company, several divisions of General Motors Corp., and PACCAR, Inc. (the manufacturer of Kenworth and Peterbilt trucks). The Company continually strives to strengthen its relationships with licensors and to develop opportunities to market innovative collectible and consumer products that appeal to motorsports enthusiasts. The Company believes that its license agreements with top race car drivers, such as seven-time Winston Cup champion Dale Earnhardt, 1995 and 1997 Winston Cup champion Jeff Gordon, six-time NHRA Funny Car champion John Force, Kenny Bernstein, Rusty Wallace, Dale Jarrett, Mark Martin, Bill Elliot, and Bobby Labonte, significantly enhance the collectible value and marketability of its products. By aligning itself with top racing personalities and providing a broad range of revenue opportunities, the Company believes that it will be able to leverage those relationships to attract additional drivers in order to generate increased revenue for the Company as well as increased earnings for the drivers.

          Except for its licenses with Dale Earnhardt, Jeff Gordon, Rusty Wallace, and certain race car team owners, as described below, the licenses with race car drivers generally provide for a term of one year and permit the Company to use the driver's name, photograph or likeness, and autograph; the licenses with race car owners generally provide for a term of one year and permit the Company to use the car number and colors; the licenses with manufacturers provide for terms of two or more years and permit the Company to reproduce the cars or trucks themselves; and the license agreements with various sponsors generally provide for terms of one to three years and permit the Company to reproduce the sponsors' decals and logos as they appear on the cars or trucks. Depending upon the particular agreement, the individual licenses either renew automatically, may be renewed or extended upon written request by the Company, or expire at the end of the specified term. The agreements with the drivers, car owners, car and truck manufacturers, and car sponsors provide for payments by the Company to the licensors of either (i) a fixed dollar amount, which may include a substantial advance to the licensor; (ii) a fixed amount per item sold by the Company pursuant to the license; (iii) a percentage of the net sales for a program or a percentage of the Company's wholesale price per item sold by the Company pursuant to the license; or (iv) a combination of the above. License agreements with certain sponsors do not require payments by the Company to the licensors because of the advertising value provided to the licensor as a result of having its decals and logos displayed on the Company's products. The Company continually strives to renew existing agreements or to enter into new license agreements with existing or new drivers, car owners, and car sponsors and to develop new product programs pursuant to its license agreements in its effort to maintain its leadership position in the motorsports licensed products industry.

Dale Earnhardt License Agreement

          In connection with the acquisition of Sports Image, the Company entered into a license agreement with Dale Earnhardt (the "Earnhardt License") under which the Company has the right to market licensed motorsports products utilizing the likeness of Mr. Earnhardt. Under the Earnhardt License, Mr. Earnhardt also granted the Company the right of first refusal to make, have made, use, sell, or otherwise distribute any new licensable products that Mr. Earnhardt becomes aware of and approves for marketing. The Earnhardt License also provides that Mr. Earnhardt will not personally market and will not permit others to market, through the same channels of distribution used by the Company, any products bearing his likeness that are the same as or similar to products marketed by the Company under the Earnhardt License. The term of the Earnhardt License extends to November 2011 and from year to year thereafter unless terminated by either party.

Jeff Gordon License and Endorsement Agreements

          In connection with the acquisition of Motorsport Traditions, the Company acquired the exclusive rights to manufacture and market various apparel and souvenir products bearing the name, likeness, and signature of Jeff Gordon and the likeness of his race car under a license agreement with an affiliate of Mr. Gordon (the "Gordon Apparel and Souvenir License"). The Gordon Apparel and Souvenir License expires on December 31, 2000, subject to renewal by agreement between the parties. The Gordon Apparel and Souvenir License requires the Company to pay the licensor royalties based on a percentage of the wholesale price of licensed products sold by the Company, with minimum royalty payments each year during the term of the agreement.

          In connection with the acquisition of Motorsport Traditions, the Company also entered into a license agreement (the "Gordon Die-Cast License") with an affiliate of Jeff Gordon. Pursuant to the Gordon Die-Cast License, the Company has the exclusive right to manufacture and market die-cast replicas of Mr. Gordon's race car and related vehicles. The Gordon Die-Cast License expires on December 31, 2000. The Gordon Die-Cast License requires the Company to pay the licensor royalties based on a percentage of the wholesale price of licensed products sold by the Company, with minimum royalty payments each year during the term of the agreement.

          In connection with the Gordon Die-Cast License, the Company entered into a personal service and endorsement agreement with Jeff Gordon and an affiliate of Mr. Gordon (the "Endorsement Agreement"). During the term of the Endorsement Agreement, which expires on December 31, 2000, the Company will have the right to use Mr. Gordon's name, likeness, signature, and endorsement in connection with the advertisement, promotion, and sale of the die-cast collectibles to be produced under the Gordon Die-Cast License.

Rusty Wallace License Agreement

          In connection with the Rusty Wallace Acquisition in December 1997, the Company entered into a license agreement (the "Wallace License") with an affiliate of Rusty Wallace. Pursuant to the Wallace License, the Company has a right of first refusal to make, have made, use, sell, or otherwise distribute any new licensable products that bear the name or likeness of Mr. Wallace. The Wallace License also provides that Mr. Wallace will not personally market and will not permit others to market, through the same channels of distribution used by the Company, any products bearing his likeness that are the same as or similar to products marketed by the Company under the Wallace License. The Wallace License requires the Company to pay the licensor royalties based on a percentage of the wholesale price of licensed products sold by the Company, with minimum royalty payments each year during the term of the agreement if certain minimum sales requirements are met. The Wallace License expires on December 31, 2004, subject to two five-year renewal options by agreement between the parties.

Significant Team Owner Licenses

          During fiscal 1997, the Company entered into license agreements with several of the most popular NASCAR race car team owners, including Robert Yates Racing, Inc. ("Yates"), Richard Childress Racing Enterprises, Inc. ("Childress"), Joe Gibbs Racing, Inc. ("Gibbs"), and Dale Earnhardt, Inc. ("DEI"). These licenses provide the Company with a right of first refusal to market products bearing the likeness of Yates' "#28" and "#88" Winston Cup cars; Childress' "#3" and "#31" Winston Cup and other racing vehicles; Gibbs' "#18" Winston Cup car and a second car beginning in 1998; and DEI's "#14" Winston Cup car and other racing vehicles. To the extent that the Company exercises its right of first refusal, the license agreements also provide that the licensor will not directly market and will not permit others to market, through the same distribution channels used by the Company, any of the licensed products. The license agreements with Yates, Childress, Gibbs, and DEI provide for terms of 15, 10, 5, and 3 years, respectively. Each of the license agreements with the team owners requires the Company to pay the licensor royalties based on a percentage of the wholesale price of licensed products sold by the Company. Certain of the license agreements also provide for minimum royalty payments to the licensors.

Hasbro License Agreement

          The license agreement between the Company and Hasbro (the "Hasbro License") covers the exclusive sale by Hasbro in the mass-merchandise market of specific motorsports-related products for which the Company has or will secure exclusive or non-exclusive licenses from race car drivers, owners, manufacturers, and sponsors. The Company believes that the Hasbro License provides the Company with a source of revenue from the mass-merchandise market without committing substantial resources to manufacturing and marketing activities or subjecting the Company to the risks inherent in the mass-merchandise market. Under the Hasbro License, the Company is responsible for acquiring and maintaining the license rights with the licensors, and Hasbro is responsible for all costs and other arrangements relating to tooling, manufacturing, transportation, marketing, distribution, and sales of licensed products. Hasbro will be responsible for and will pay or reimburse the Company for all license fees and royalties, including advances and guarantees, paid to licensors for licensed products. The licensed products consist of (i) die-cast replicas of motorsports vehicles and a 1:18th-scale plastic toy car, for which Hasbro pays a specified royalty, and (ii) all other products that Hasbro may market as licensed motorsports products, including, for example, radio-controlled cars, slot car sets, games (including electronic and CD-ROM interactive games), plush toys, figurines, play sets, walkie talkies, and other products, for which Hasbro pays a specified royalty. Hasbro currently markets similar products under the "Kenner," "Tonka," "Milton Bradley," and other brand names. Hasbro will pay the Company guaranteed minimum annual royalty payments of $500,000 to $1.0 million, depending on certain circumstances.

          Hasbro's initial focus under the Hasbro License has been to develop, with the Company's assistance, a line of motorsports die-cast products for the retail mass-merchandise market. Hasbro will fund all capital requirements for this product line and will manufacture, distribute, and market the products under the "Winner's Circle" brand name. This product line has been recently introduced to mass-market retailers. The mass-market die-cast products manufactured and marketed under the Hasbro License are completely distinct from the Company's current products and do not compete directly with the Company's limited-edition motorsports die-cast collectible products.

          The Hasbro License provides for a term ending on December 31, 2001. Hasbro may extend the Hasbro License for an additional three-year term, provided that total wholesale revenue of licensed products exceeds a specified amount during the initial term.

NASCAR License Agreement

          In April 1997, the Company entered into a licensing agreement and marketing alliance with NASCAR that gives the Company the non-exclusive right to use the "NASCAR" name and logo on all of its products and product packaging as well as on related sales, marketing, and promotional materials. The licensing arrangement became effective immediately for all of the Company's products other than die-cast products. Beginning on January 1, 1998, the Company also will have the right to include the NASCAR name and logo on its die-cast products, packaging, and related materials. Under the NASCAR license, the Company will be an official licensee of the "NASCAR 50th Anniversary" program and intends to develop several product lines in connection with that promotion. In addition, the Company and NASCAR currently are working together to develop other promotional programs targeted at many of NASCAR's corporate sponsors.

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

currently constitute its principal competitors in the die-cast collectible industry. The Company's motorsports apparel and souvenirs compete with similar products sold or licensed by drivers, owners, sponsors, and other licensors with which the Company currently does not have licenses as well as with sports apparel licensors and manufacturers in general. Emerging companies also may increase their participation in these markets. The Company's promotional products compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards.

          The Company believes that its relationships and licenses with top race car drivers, car owners, and other popular licensors represent a significant advantage over its competitors in the motorsports collectible and consumer products industry. The Company strives to expand and strengthen these relationships and to develop opportunities to market innovative licensed collectible and consumer products that appeal to motorsports enthusiasts. The ability of the Company to compete successfully depends on a number of factors both within and outside its control, including the quality, features, pricing, and diversity of its products; the quality of its customer services; its ability to recognize industry trends and anticipate shifts in consumer demands; its success in designing and marketing new products; the availability of adequate sources of manufacturing capacity and the ability of its third-party manufacturers to meet delivery schedules; its efficiency in filling customer orders; the continued popularity of the motorsports personalities with whom the Company has licensing arrangements; its ability to renew existing licensing arrangements and enter into new licensing arrangements; its ability to develop and maintain effective marketing programs that enable it to sell its products to motorsports enthusiasts; product introductions by the Company's competitors; the number, nature, and success of its competitors in a given market; and general market and economic conditions.

Backlog

          The Company accepts orders from members of its Collectors' Club in advance of the arrival of certain collectible products from the manufacturers. The Company had outstanding orders for approximately $5.0 million of such products as of September 30, 1997.

Trademarks and Patent Rights

          Although the Company's business historically has not depended on trademark or patent protection, the Company recognizes the increasing value of its various trade names and marks. The Company is taking steps designed to protect, maintain, and increase the value of its trade names and marks. The Company does, however, license valuable trademarks and other rights from third parties. See Item 1, "Business - Licenses."

Insurance

          The Company maintains a $2.0 million product liability insurance policy to cover the sale of its die-cast and other products. The Company maintains an additional $5.0 million in commercial umbrella liability coverage. The Company also maintains a $6.0 million insurance policy to cover its molds and dies located at its third-party manufacturer in China and a $5.0 million insurance policy to cover lost revenue in the event of certain interruptions of business with its overseas manufacturer of die-cast collectibles. The Company believes its insurance coverage is adequate.

Employees

          As of December 15, 1997, the Company had 418 full-time employees. The Company has experienced no work stoppages and is not a party to a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

Executive Officers

          The following table sets forth certain information regarding each of the executive officers of the Company.

                         Name                        Age                    Position Held
                         ----                        ---                    -------------

         Fred W. Wagenhals......................     56       Chairman of the Board, President, and
                                                              Chief Executive Officer
         Tod J. Wagenhals.......................     33       Executive Vice President, Secretary, and Director
         Charles C. Blossom, Jr.................     47       Vice President Chief Operating Officer, and Director
         Christopher S. Besing..................     37       Vice President, Chief Financial Officer,
                                                              Treasurer, and Director


          Fred W. Wagenhals has served as Chairman of the Board, President, and Chief Executive Officer of the Company since November 1993 and served as Chairman of the Board and Chief Executive Officer from May 1992 until September 1993 and as President from July 1993 until September 1993. Mr. Wagenhals co-founded Racing Champions, Inc. in April 1989 and served as a director of that company until April 1993. From October 1990 until May 1992, Mr. Wagenhals served as Chairman of the Board and Chief Executive Officer of Race Z, Inc. and Action Performance Sales, Inc. ("APS"), which were engaged in sales of promotional products and collectible items related to the racing industry.

          Tod J. Wagenhals has served as Executive Vice President of the Company since July 1995, as a director of the Company since December 1993, and as Secretary of the Company since November 1993. Mr. Wagenhals served as a Vice President of the Company from September 1993 to July 1995. Mr. Wagenhals served in various marketing capacities with the Company from May 1992 until September 1993 and with APS from October 1991 until May 1992. Mr. Wagenhals was National Accounts Manager of Action Products, Inc. from January 1989 to October 1991. Mr. Wagenhals is the son of Fred W. Wagenhals.

          Charles C. Blossom, Jr. has served as Vice President, Chief Operating Officer, and as a director of the Company since November 1997. Mr. Blossom served as Senior Vice President -- Sales and Marketing of the Company from July 1997 to November 1997. From January 1996 to July 1997, Mr. Blossom was engaged in providing professional business consulting services. From October 1992 to January 1996, Mr. Blossom served as President of Mac Tools, a $300 million subsidiary of The Stanley Works, which manufactures and distributes tools and equipment to the automotive aftermarket. Mr. Blossom served as Vice President -- Sales and Marketing of Mac Tools from May 1992 to October 1992, and as Vice President -- Air Tool Operations from September 1989 to May 1992. From December 1983 to September 1989, Mr. Blossom owned and operated American Pneumatic Technologies, Inc. before selling that business to Mac Tools.

          Christopher S. Besing has served as a Vice President and the Chief Financial Officer of the Company since joining the Company in January 1994, as a director of the Company since May 1995, and as Treasurer of the Company since February 1996. Prior to joining the Company, Mr. Besing held several financial and accounting positions with Orbital Sciences Corporation ("OSC") from September 1986 to December 1993, most recently as Director of Accounting and Controller of OSC's Launch Systems Group in Chandler, Arizona. Prior to joining OSC, Mr. Besing was employed as an accountant with Arthur Andersen & Co. from January 1985 to August 1986. Mr. Besing is a Certified Public Accountant.

                             SPECIAL CONSIDERATIONS

          The following factors, in addition to those discussed elsewhere in this Report, should be carefully considered in evaluating the Company and its business.

Certain Factors That Could Adversely Affect Operating Results

          The Company's operating results are affected by a wide variety of factors that could adversely impact its net sales and operating results. These factors, many of which are beyond the control of the Company, include the Company's ability to identify trends in the motorsports collectibles and consumer markets and to create and introduce products on a timely basis that take advantage of those trends and that compete effectively on the basis of price and consumer tastes and preferences; its ability to identify popular motorsports personalities and to enter into and maintain mutually satisfactory licensing arrangements with them; the racing success of the key motorsports personalities with whom the Company has license arrangements; the Company's ability to design and arrange for the timely production and delivery of its products, the market acceptance of the Company's products; the level and timing of orders placed by customers; seasonality; the popularity and life cycles of and customer satisfaction with products designed and marketed by the Company; and competition and competitive pressures on prices.

          New motorsports collectible and consumer products frequently can be successfully marketed for only a limited time. The Company's ability to increase its sales and marketing efforts to stimulate customer demand and its ability to monitor third-party manufacturing arrangements in order to maintain satisfactory delivery schedules and product quality are important factors in its long-term prospects. A slowdown in demand for the Company's products as a result of ineffective marketing efforts, manufacturing difficulties, changing cultural and demographic trends or consumer tastes and spending patterns, economic conditions, or other broad-based factors could adversely affect the Company's operating results.

Dependence on License Arrangements

          The Company markets its products pursuant to licensing arrangements with race car drivers, race car owners, race car sponsors, automobile manufacturers, and NASCAR. The licensing arrangements vary in scope and duration and generally authorize the sale of specified licensed products for short periods of time. In some cases, the license agreements provide for the payment of minimum royalties or other fixed amounts, so that the Company may have significant payment obligations with respect to a particular agreement regardless of the level of sales of products licensed under that agreement or the profitability of those sales. The success of licensing arrangements depends on many factors, including the reasonableness of license fees in relationship to revenue generated by sales of licensed products, the continued popularity of licensors, and the absence of their sickness, incapacity, or death. The termination, cancellation, or inability to renew material licensing arrangements, or the inability to develop and enter into new licensing arrangements, would have a material adverse effect on the Company. See Item 1, "Business Licenses."

Dependence on Third Parties for Manufacturing

          The Company depends upon third parties to manufacture all of its motorsports collectibles and most of its consumer products. Although the Company owns most of the tools, dies, and molds utilized in the manufacturing processes of its collectible products and owns the tooling and dies used to manufacture certain of its consumer products, the Company has limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns, or the inability to fulfill orders on a timely basis could have a material adverse effect on the Company.

          The Company does not have long-term contracts with its third-party manufacturers. Although the Company believes it would be able to secure other third-party manufacturers to produce its products as a result of its ownership of the molds and tools used in the manufacturing process, the Company's operations would be adversely affected if it lost its relationship with any of its current suppliers (including particularly its manufacturer of die-cast products, which currently utilizes one facility in China to produce all of the Company's die-cast products) or if its current suppliers' operations or sea or air transportation with its China-based die-cast manufacturer were disrupted or terminated even for a relatively short period of time. The Company's tools, dies, and molds are located at the facilities of its third-party manufacturers, and, accordingly, significant damage to such facilities (particularly the facility used by its die-cast product manufacturer in China) could result in the loss of or damage to a material portion of its key tools, dies, and molds in addition to production delays while new facilities were being arranged and replacement tools, dies, and molds were being produced. The Company does not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of supply, particularly if it were required to obtain alternative sources of supply.

          Although the Company does not itself purchase the raw materials used to manufacture its products, it is potentially subject to variations in the prices it pays its third-party manufacturers for products depending on what they pay for the raw materials. In this regard, the Company understands that the price of zinc, a principal raw material in its die-cast replicas, has increased substantially over the last several years, although to date these price increases have not been reflected in increases in the prices the Company pays for its die-cast replicas.

Integration of Business Operations

          The Company has completed a number of acquisitions during and subsequent to fiscal 1997. Following these acquisitions, the Company has substantially consolidated the operations of the various acquired entities, several of which were based in the same city and marketed substantially identical types of products through substantially identical channels of distribution, into Company's existing operations in Phoenix, Arizona or the operations of Sports Image in Concord, North Carolina. There can be no assurance that the Company will be able to complete effectively the integration of the operations of the acquired companies with the Company's operations, to manage effectively the combined operations of the acquired businesses, to achieve the Company's operating and growth strategies with respect to these businesses, to obtain increased revenue opportunities as a result of the anticipated synergies created by expanded product offerings and additional distribution channels, or to reduce the overall selling, general, and administrative expenses associated with the acquired operations. The integration of the management, operations, and facilities of the acquired companies and any other businesses the Company may acquire in the future could involve unforeseen difficulties, which could have a material adverse effect on the Company's business, financial condition, and operating results.

          The Company has conducted due diligence reviews of each of the acquired businesses and has received representations and warranties regarding each of the acquired businesses. There can be no assurance, however, that unforeseen liabilities will not arise in connection with the operation of the acquired businesses or future acquired businesses or that any contractual or other remedies available to the Company will be sufficient to compensate the Company in the event unforeseen liabilities arise. For example, the Company recently was named as a defendant in a lawsuit based upon actions alleged to have been taken by several of the newly acquired businesses prior to the Company's acquisitions of those entities. The Company currently is unable to quantify the amount of liability, if any, that it may incur as a result of the lawsuit. See Item 3, "Legal Proceedings."

          The Company anticipates using the opportunities created by the combination of its acquired operations to effect what the Company believes will be substantial cost savings, including a reduction in operating expenses as a result of the elimination of duplicative sales, marketing, administrative, warehouse, and distribution facilities, functions, and personnel. Significant uncertainties, however, accompany any business combination, and there can be no assurance that the Company will be able to achieve its anticipated integration of facilities, functions, and personnel in order to achieve operating efficiencies or otherwise realize cost savings as a result of the recent acquisitions or future acquisitions. The inability to achieve the anticipated cost savings could have a material adverse effect on the Company's business, financial condition, and operating results.

Management of Growth

          Since 1993, the Company's business operations have undergone significant changes and growth, including its emphasis on and the expansion of its collectible product lines, acquisition of its motorsports consumer products lines, and significant investments in tooling and licensing arrangements. The Company's ability to manage effectively any significant future growth, however, will require it to integrate successfully the operations of any acquired businesses with the Company's operations and to enhance further its operational, financial, and management systems; to expand its facilities and equipment; to receive products from third-party manufacturers on a timely basis; and to successfully hire, train, retain, and motivate additional employees. The failure of the Company to manage its growth on an effective basis could have a material adverse effect on the Company's business, financial condition, and operating results. In August 1997, the Company relocated its corporate headquarters to a new, 140,000 square foot facility in Phoenix, Arizona. The Company also recently entered into a lease for a new 121,000 square foot facility in Concord, North Carolina, for its operations based in that area. The Company may be required to increase staffing and other expenses as well as make expenditures on capital equipment and manufacturing sources in order to meet the anticipated demand of its customers. Sales of the Company's collectible and consumer products are subject to changing consumer tastes, and customers for the Company's promotional items generally do not commit to firm orders for more than a short time in advance. The Company's profitability would be adversely affected if the Company increases its expenditures in anticipation of future orders that do not materialize. Certain customers may increase orders for the Company's products on short notice, which would place an excessive short-term burden on the Company's resources.

Rapid Market Changes

          The markets for the Company's products are subject to rapidly changing customer tastes, a high level of competition, seasonality, and a constant need to create and market new products. Demand for motorsports collectible and consumer products depends upon the popularity of certain drivers and other personalities, themes, cultural and demographic trends, marketing and advertising expenditures, and general economic conditions. Because these factors can change rapidly, customer demand also can shift quickly. New motorsports collectible and consumer products frequently can be successfully marketed for only a limited time. The Company may not always be able to respond to changes in customer tastes and demands because of the amount of time and financial resources that may be required to bring new products to market. The inability to respond quickly to market changes could have a material adverse effect on the Company's business, financial condition, and operating results. See Item 1, "Business Products and Services."

Dependence on New Products

          The Company's operating results depend to a significant extent on its ability to continue to develop and introduce new products on a timely basis that compete effectively on the basis of price and that address customer tastes, preferences, and requirements. The success of new product introductions depends on various factors, including proper new product selection, successful sales and marketing efforts, timely production and delivery of new products, and consumer acceptance of new products. There can be no assurance that any new products will receive or maintain substantial market acceptance. The failure of the Company to design, develop, and introduce popular products on a timely basis would adversely affect its future operating results. See Item 1, "Business - Products and Services."

Competition

          The  motorsports   collectible  and  consumer   products  markets  are
extremely   competitive.   The  Company   competes   with  major   domestic  and
international companies, some of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. The Company believes that Racing Champions, Inc., Revell-Monogram, Inc., and The ERTL Company, Inc. currently constitute its principal competitors in the motorsports die-cast replica industry. The Company's motorsports apparel and souvenirs compete with similar products sold or licensed by drivers, owners, sponsors, and other licensors with which the Company currently does not have licenses as well as with sports apparel licensors and manufacturers in general. Emerging companies also may increase their participation in these motorsports markets. The Company's promotional programs must compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards. The Company competes primarily on the basis of the current popularity of the race car drivers and others with whom it has licenses and its ability to obtain favorable licensing arrangements with other popular licensors; the appeal of its products; and the cost, design, and delivery schedules of its products. There can be no assurance that the Company will continue to be able to compete successfully in the future. See Item 1, "Business
- Competition."

Potential Regulation of Corporate Sponsorship

          Tobacco and alcohol companies provide a significant amount of advertising and promotional support of racing events, drivers, and car owners. In August 1996, the U.S. Food and Drug Administration (the "FDA") published final regulations that will substantially restrict tobacco industry sponsorship of sporting events, including motorsports, beginning in 1998. In April 1997, a federal district judge ruled that the FDA did not have the authority to regulate tobacco marketing. That ruling, if upheld on appeal, would have the effect of overturning the FDA regulations. In addition to the FDA regulations, however, certain major manufacturers of tobacco products have reached a proposed settlement with attorneys general of a number of states that have filed lawsuits against such tobacco product manufacturers. The terms of those settlements include potential voluntary restrictions on advertising by the tobacco industry. The final terms of some or all of those settlements will be subject to approval by the United States Congress and the President of the United States. The FDA regulations, if ultimately approved, and any other legislation, regulations, or other initiatives, including the pending settlement negotiations, that limit or prohibit advertisements of tobacco and alcohol products at sporting events, including racing events, could ultimately affect the popularity of motorsports, which could have a material adverse effect on the Company. The Company believes, however, that other major consumer products companies would quickly replace tobacco and alcohol companies as sponsors of motorsports in the event that advertisement of those products declines.

Seasonal Fluctuations in Sales

          Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (the Company's third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products. Seasonal fluctuations in quarterly sales may require the Company to take temporary measures, including changes in its personnel levels, borrowing amounts, and production and marketing activities, and could result in unfavorable quarterly earnings comparisons. The Company believes, however, that holiday sales of its products are increasing, which has the effect of reducing seasonal fluctuations in its sales.

International Trade, Exchange, and Financing

          The Company obtains its die-cast collectibles and other replicas under a manufacturing arrangement with a third-party manufacturer in China. The Company believes that production of its die-cast products overseas enables the Company to obtain these items on a cost basis that enables the Company to market them profitably. The Company's reliance on its third-party manufacturer to provide personnel and facilities in China, and the Company's maintenance of equipment and inventories abroad, expose it to certain economic and political risks, including the business and financial condition of the third-party manufacturer, political and economic conditions abroad, and the possibility of expropriation, supply disruption, currency controls, and exchange fluctuations as well as changes in tax laws, tariffs, and freight rates. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect the Company's ability to purchase its products from foreign suppliers or the price at which the Company can obtain those products.

          All of the Company's purchases from its foreign manufacturers are denominated in United States dollars. As a result, the foreign manufacturers bear any risks associated with exchange rate fluctuations subsequent to the date the Company places its orders with those manufacturers. Although the October 1997 financial crisis in Asia did not result in any short-term changes in the prices that the Company pays for its die-cast products, an extended period of financial pressure on overseas markets or a devaluation of the Chinese currency that results in a financial setback to the Company's overseas manufacturer could have an adverse impact on the Company's operations. Purchases of die-cast products from the China-based manufacturer of those products generally require the Company to provide an international letter of credit in an amount equal to the purchase order. Although the Company currently has in place financing arrangements in an amount that it considers adequate for anticipated purchase levels, the inability to fund any letter of credit required by a supplier would have an adverse impact on the Company's operations.

          Under the terms of its license agreement with Hasbro, Hasbros royalty payments to the Company for sales by Hasbro in foreign countries are based on the exchange rates in effect on the last day of the calendar quarter for which such royalties are owed. As a result, the Company bears any risks that may be associated with exchange rate fluctuations between the date on which Hasbro records overseas sales of products subject to the license agreement and the last day of the calendar quarter in which the sales are made. The Company does not currently believe that royalties from overseas sales of products by Hasbro will represent a material percentage of the Company's total revenue. As a result, the Company does not currently anticipate that it will engage in hedging transactions intended to offset potential adverse consequences of exchange rate fluctuations with respect to royalty payments due from Hasbro for sales in foreign countries.

Possible Need for Additional Capital to Support Growth

          The Company's business operations have grown considerably in recent years as a result of an increase in the number of licensing arrangements with race car drivers, car owners, sponsors, automobile manufacturers, and others; expansion of the Company's product offerings, including additional lines of die-cast replicas that have required substantial investments in new tooling; and significant acquisitions of complementary businesses. The Company has financed this growth through cash generated by operations, by debt and equity financings, and by issuing additional shares of Common Stock for acquisitions. Continued rapid growth, whether externally through additional acquisitions or internally through new licensing arrangements or new product offerings, could require substantial additional capital in excess of funds available to the Company through its existing credit facility, cash generated by operations, and the proceeds of the public offering completed in July 1997. The timing and amount of any such capital requirements cannot be predicted at this time. Although the
Company has been able to obtain adequate financing on acceptable terms in the past, there can be no assurance that such financing will continue to be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to expand its business at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing shareholders.

Dependence on Key Personnel

          The Company's development and operations to date have been, and its proposed operations will be, substantially dependent upon the efforts and abilities of its senior management, including Fred W. Wagenhals, the Company's Chairman of the Board, President, and Chief Executive Officer. The loss of services of one or more of its key employees, particularly Mr. Wagenhals, could have a material adverse effect on the Company. The Company maintains key person insurance on the life of Mr. Wagenhals in the amount of $3.0 million. The Company does not maintain such insurance on any of its other officers.

Possible Volatility of Stock Price

          The market price of the Company's Common Stock has increased dramatically during the last three years. See Item 5, "Market for the Registrants' Common Equity and Related Stockholder Matters." The period was marked by generally rising stock prices, extremely favorable industry conditions, and substantially improved operating results by the Company. There can be no assurance that these favorable conditions will continue. The trading price of the Company's Common Stock in the future could be subject to wide fluctuations in response to quarterly variations in operating results of the Company, actual or anticipated announcements of new products by the Company or its competitors, changes in analysts' estimates of the Company's financial performance, general conditions in the markets in which the Company competes, worldwide economic and financial conditions, and other events or factors. The stock market also has experienced extreme price and volume fluctuations that have particularly affected the market prices for many rapidly expanding companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock.

Litigation

          The Company is one of approximately 30 defendants in a lawsuit in which the state of Arizona seeks recovery of certain clean-up costs under federal and state environmental laws. The Company was recently named as a defendant in a class action lawsuit alleging that the defendants engaged in certain price fixing and other anti-competitive activities in violation of federal antitrust laws. The Company also is a defendant in a lawsuit alleging breach of contract, fraud, trademark infringement, and other claims with respect to licenses for certain of its die-cast products. The Company is actively defending these lawsuits. In the event a decision adverse to the Company is rendered in any of these lawsuits, the resolution of such matter could have a material adverse effect on the Company's business, financial condition, and operation results. The Company's financial statements currently reflect no provision for any of these lawsuits. See Item 3, "Legal Proceedings" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Rights to Acquire Shares; Potential Issuance of Additional Shares

          As of December 15, 1997, options to acquire a total of 1,137,710 shares were outstanding under the Company's 1993 Stock Option Plan (the "1993 Plan"). During the terms of such options, the holders thereof will have the opportunity to profit from an increase in the market price of Common Stock, with resulting dilution in the interests of holders of Common Stock. The existence of such stock options could adversely affect the terms on which the Company can obtain additional financing, and the holders of such options can be expected to exercise such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options.

Shares Eligible for Future Sale; Potential Depressive Effect on Stock Price

          Sales of substantial amounts of Common Stock by shareholders of the Company, or even the potential for such sales, may have a depressive effect on the market price of the Common Stock. Of the 16,012,471 shares of Common Stock outstanding, approximately 13,356,750 shares currently are eligible for resale in the public market without restriction or further registration unless held by an "affiliate" of the Company, as that term is defined under the Securities Act of 1933, as amended (the "Securities Act"). The approximately 2,655,700 remaining shares of Common Stock outstanding are "restricted securities," as that term is defined in Rule 144 under the Securities Act, and may be sold only in compliance with Rule 144, pursuant to registration under the Securities Act, or pursuant to an exemption therefrom. An aggregate of approximately 492,200 shares of such "restricted securities" have been registered for resale pursuant to a registration statement. In addition, an aggregate of approximately 2,100,500 shares held by certain officers and directors currently are available for sale under Rule 144.

Lack of Dividends

          The Company has never paid any cash dividends on its Common Stock and does not currently anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply its earnings to the expansion and development of its business.

Change in Control Provisions

          The Company's Amended and Restated Articles of Incorporation (the "Restated Articles"), Amended and Restated Bylaws, and Arizona law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when those attempts may be in the best interests of shareholders. The Restated Articles also authorize the Board of Directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting, liquidation, dividend, conversion, or other rights that adversely affect or dilute the voting power of the holders of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

          Certain statements and information contained in this Report under the headings "Business," "Special Considerations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the motorsports industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Business - Special Considerations."

ITEM 2.           PROPERTIES

          The Company leases a newly constructed, approximately 140,000 square foot building in Phoenix, Arizona. The Company uses approximately 38,000 square feet of this facility for its corporate headquarters and approximately 102,000 square feet for warehouse space and packaging operations. The initial term of the lease expires in August 2007, with two five-year renewal options. The Company has two options to extend the term for five years each. The Company currently is seeking to sublease its previous Tempe facility, but there can be no assurance that it will be able to do so on favorable terms or at all.

          The Company also leases a 25,000 square foot facility in Charlotte, North Carolina. The Company uses approximately 5,000 square feet of the Charlotte facility for offices and approximately 20,000 square feet for warehouse space and packaging operations. The term of the lease for the Charlotte facility expires in April 1998. The Company also leases approximately 10,000 square feet of off-site storage space in Concord, North Carolina.

          The Company has entered into a lease for a newly constructed, approximately 121,000 square foot facility in Concord, North Carolina for its operations in that area. The Company will utilize approximately 42,000 square feet of the new facility for offices and approximately 79,000 square feet for warehouse space and distribution operations. The initial term of the lease is 20 years, with four five-year renewal options. The Company anticipates that it will occupy the new facility in April 1998.

          The Company currently leases two facilities in Atlanta, Georgia, for its Image Works operations. One facility consists of approximately 77,400 square feet, of which the Company utilizes approximately 14,000 square feet for offices and approximately 63,400 square feet for manufacturing and warehouse operations. The lease on this facility expires in January 1999. The second facility consists of approximately 21,900 square feet, of which the Company utilizes approximately 19,400 square feet for warehouse and distribution operations and approximately 2,500 square feet for offices. The lease on this facility expires in February 1999.

ITEM 3.           LEGAL PROCEEDINGS

          On May 17, 1993, the state of Arizona (the "State") instituted a lawsuit against the Company and 29 other defendants in the United States District Court for the District of Arizona. The State seeks recovery of certain clean-up costs under federal and state environmental laws. Specifically, the State seeks recovery of expenses that it has incurred to date for an environmental investigation and clean-up of property formerly used as a site for recycling hazardous wastes. The State alleges that the property has been contaminated with hazardous substances. In addition, the State seeks a declaratory judgment that the Company and the other defendants are jointly and severally liable for all future costs incurred by the State for investigative and remedial activities, and seeks a mandatory permanent injunction requiring the Company to undertake appropriate assessment and remedial action at the property. The State has not specified the amounts it seeks to collect from the Company. The State alleges that F.W. Leisure Industries, Inc. and/or F.W. & Associates, Inc. were predecessors of the Company that produced and arranged for the transportation of hazardous substances to the property involved in the lawsuit. The Company is defending this lawsuit on various bases including that F.W. Leisure Industries, Inc. and/or F.W. & Associates, Inc. were not predecessors of the Company and that neither the Company nor any predecessor of the Company has ever produced or transported hazardous substances as alleged by the State. The State has settled a portion of its claims with respect to a large number of the other defendants to the lawsuit. The Company is not a party to that settlement. On February 1, 1995, a number of the defendants that agreed to the settlement with the State were granted leave to file, and subsequently did file a cross-claim against the Company seeking indemnity from the Company based on the same predecessor liability theory asserted by the State. The parties have conducted discovery limited to the issue of any defendant's status as a responsible party and regarding the Company's status as a successor corporation. On March 25, 1997, the Court ruled that under federal environmental law the Company would be treated as the successor to F.W. & Associates, Inc., and/or F.W. Leisure Industries, Inc. The Company may appeal this ruling at the appropriate time. Discovery is now ongoing with regard to the merits of the underlying environmental claims and the amount of those claims. The Company currently estimates the potential loss to be approximately $800,000 in the event that its defense proves unsuccessful. The Company has made no provision in its financial statements with respect to this matter.

          A lawsuit, purportedly on behalf of Action Products, Inc. ("API"), a dissolved Arizona corporation, was instituted on December 22, 1995 against the Company, Fred W. Wagenhals, and others in the United States District Court for the District of Arizona. The complaint requested damages, including punitive and treble damages in an unspecified amount. The complaint alleged that the Company, Mr. Wagenhals, and others breached contractual and other duties to API and appropriated certain business opportunities of API and further claimed that these activities were part of a fraudulent scheme. In July 1997, the Company, Mr. Wagenhals, the other defendants, and the plaintiff settled the lawsuit for a $4.9 millon payment by the Company to the plaintiff and the execution of mutual releases. In connection with the proposed settlement, Mr. Wagenhals waived any claims that he may have to the settlement proceeds as an approximately 20% shareholder of APl.

          On March 4, 1997, two class action lawsuits were filed against the Company and approximately 28 other defendants in the United States District
Court for the Northern District of Georgia. The lawsuits allege that the defendants engaged in price fixing and other anti-competitive activities in violation of federal anti-trust laws. The Company was named as a defendant based upon actions alleged to have been taken by Sports Image, Inc., a North Carolina corporation ("Sports Image N.C.") and Creative Marketing & Promotions, Inc. ("CMP") prior to the Company's acquisitions of the assets and capital stock, respectively, of those entities. The actions were subsequently consolidated by order of the court. The caption of the consolidated action is "In re Motorsports Merchandise Antitrust Litigation" and the files are maintained under Master File No. 1-97-CV-0569-CC. On May 30, 1997, a consolidated amended complaint was filed, which deleted the Company as a defendant with respect to claims based upon actions alleged to have been taken by Sports Image N.C. and named the Company's wholly owned subsidiary, Sports Image, Inc., an Arizona corporation ("Sports Image AZ"), as a defendant with respect to those claims. The Company remains a defendant with respect to claims based upon actions alleged to have been taken by CMP. On July 31, 1997, the Company acquired all of the outstanding capital stock of RYP, which is another defendant in this matter. Accordingly, the Company has assumed the defense of this matter with respect to claims based upon actions alleged to have been taken by RYP and has agreed to be responsible for and to pay any costs, fees, expenses, damages, payments, credits, rebates, and penalties arising out of this matter with respect to RYP, up to an aggregate of $400,000 (the "$400,000 Cap"). The $400,000 Cap excludes attorneys fees and certain other costs and expenses that the Company may incur in defending or settling this matter. The plaintiffs have requested injunctive relief and monetary damages of three times an unspecified amount of damages that the plaintiffs claim to have actually suffered. On August 1, 1997, answers were filed on behalf of the Company and Sports Image AZ denying the allegations of the complaint. Pursuant to an agreement between the plaintiffs and Sports Image AZ to toll the running of the statute of limitations with respect to any claims against Sports Image AZ, on November 17, 1997 the plaintiffs filed a motion to dismiss Sports Image AZ from the case without prejudice. The parties currently are conducting class discovery. The Company intends to vigorously defend the claims asserted in the amended and consolidated complaint.

          On June 4, 1997, Petty Enterprises, Inc. Licensing Division filed a lawsuit against the Company and Fred W. Wagenhals in the General Court of Justice for Randolph County, North Carolina. The complaint alleges that the Company engaged in activities that resulted in common law trademark infringement, fraud, unfair competition, "palming off" unauthorized goods as authorized products, marketing unlicensed products, misappropriation of business opportunities, breach of contract, unjust enrichment, conversion, and violations of the North Carolina Unfair and Deceptive Trade Practices Act and the Lanham Act. In particular, the plaintiff alleges that the Company manufactured and sold products in quantities greater than the amounts permitted under certain license agreements, manufactured and sold certain products for which it did not have licenses, misrepresented the number of licensed products actually manufactured and sold, and underpaid royalties to the licensors. The complaint also alleges that these acts constitute a pattern of improper activity. The complaint requests an unspecified amount of actual damages plus treble and punitive damages, as well as injunctive relief. On July 3, 1997, the Company and Mr. Wagenhals were successful in removing the case to the United States District Court for the Middle District of North Carolina. On July 11, 1997, each of the Company and Mr. Wagenhals filed an answer denying the plaintiff's allegations and each filed counterclaims against the plaintiff for breach of contract, breach of a prior settlement agreement between the plaintiff and the Company, violations of the North Carolina Unfair and Deceptive Trade Practices Act, defamation and damage to reputation, and tortious interference with prospective business relationships. On July 18, 1997, the Company and Mr. Wagenhals collectively filed a third-party complaint against Brett Nelson, an affiliate of the plaintiff, alleging violations of the North Carolina Unfair and Deceptive Trade Practices Act, defamation and damage to reputation, and tortious interference with actual and prospective business relationships. On August 8, 1997, Mr. Nelson filed an answer denying the allegations against him. After the Court denied motions to dismiss by all parties, the plaintiff filed its amended complaint and the Company and Mr. Wagenhals filed their respective amended answer and counterclaims. The amended complaint and the amended answer and counterclaims contain essentially the same allegations and defenses as the original pleadings. The parties currently are in the early stages of discovery. The Company and Mr. Wagenhals intend to vigorously pursue their counterclaims and the third-party complaint and to vigorously defend this lawsuit.

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

                                                               Common Stock
                                                               ------------
                                                              High      Low
                                                              ----      ---
          1995:
             First Quarter ............................      $ 3.69   $ 2.38
             Second Quarter ...........................        4.63     3.19
             Third Quarter ............................        9.25     4.25
             Fourth Quarter ...........................        9.81     6.13

          1996:
             First Quarter ............................      $11.63   $ 6.38
             Second Quarter ...........................       20.50    10.75
             Third Quarter ............................       14.75     9.75
             Fourth Quarter ...........................       19.50    12.50

          1997:
             First Quarter ............................      $24.25   $16.50
             Second Quarter ...........................       29.00    18.00
             Third Quarter ............................       36.13    25.38
             Fourth Quarter (through December 15, 1997)       33.84    23.00


         As of December 15, 1997, there were approximately 200 holders of record and approximately 5,000 beneficial owners of the Company's Common Stock. On December 15, 1997, the closing sales price of the Company's Common Stock on the Nasdaq National Market was $33.06 per share.

         On August 1, 1997, the Company issued 8,180 shares of Common Stock valued at $23.02 per share to Dale Jarrett in connection with a personal services contract entered into by the Company and Mr. Jarrett on that date. The Company issued the shares without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

         On August 8, 1997, the Company issued an aggregate of 19,324 shares of Common Stock valued at $22.59 per share to E. J. Simpson as a portion of the license fee pursuant to a license agreement entered into by the Company and Mr. Simpson on that date. The Company issued the shares without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected historical financial data presented below as of and for the five years ended September 30, 1997 are derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

                                                      Fiscal Year Ended September 30,
                                       -----------------------------------------------------------
                                          1993         1994         1995        1996        1997
                                          ----         ----         ----        ----        ----
                                                 (in thousands, except per share amounts)
Statement of Operations Data:
Sales:
   Collectibles ....................   $  11,558    $  12,802    $  23,443   $  40,904   $  63,846
   Apparel and souvenirs ...........        --            143        1,190       1,961      60,430
   Promotional .....................        --           --           --         1,351       5,085
   Other(1)(2) .....................       3,550        3,924        1,498        --         1,019
                                       ---------    ---------    ---------   ---------   ---------
      Net sales(3) .................      15,108       16,869       26,131      44,216     130,380
Cost of sales ......................       9,730       10,488       15,882      25,296      80,995
                                       ---------    ---------    ---------   ---------   ---------
Gross profit .......................       5,378        6,381       10,249      18,920      49,385
Selling, general and administrative
   expenses ........................       6,552        5,808        6,115       9,262      31,250
Settlement costs ...................        --           --           --          --         5,400(5)
Amortization of goodwill and other
   intangibles .....................        --           --              4           4       1,286
                                       ---------    ---------    ---------   ---------   ---------
Income (loss) from operations ......      (1,174)         573        4,130       9,654      18,135
Interest income (expense) and other,
   net .............................         (66)        (164)          24         216      (1,225)
                                       ---------    ---------    ---------   ---------   ---------
Income (loss) before provision for
   (benefit from) income taxes .....      (1,240)         409        4,154       9,870      16,910
Provision for (benefit from) income
   taxes ...........................         (69)        (224)       1,384       3,917       6,764
                                       ---------    ---------    ---------   ---------   ---------
Net income (loss) ..................   $  (1,171)   $     633    $   2,770   $   5,953   $  10,146
                                       =========    =========    =========   =========   =========
Net income (loss) per common
   share, assuming full dilution(4)    $   (0.21)   $    0.08    $    0.25   $    0.46   $    0.69
                                       =========    =========    =========   =========   =========
Weighted average number of
   common shares, assuming full
   dilution(4) .....................       5,662        9,640       11,570      13,069      14,671

Consolidated Balance Sheet Data
   (at end of period):
Working capital ....................   $   3,186    $   5,699    $  11,922   $  18,094   $  56,975
Total assets .......................       8,565       11,656       23,351      31,649     141,325
Total debt .........................         452          266          288         365      22,586
Shareholders' equity ...............       5,744        6,909       18,890      26,996     103,168

---------------------
(1) Includes the revenue of the Company's M-CarTM operations through the discontinuation of those operations in September 1994 and the revenue of the Company's mini vehicle operations through the discontinuation of those operations in March 1995.
(2)      Includes royalty and license fees beginning in fiscal 1997.
(3) Fiscal 1997 results include the results of operations of Sports Image, Motorsports Traditions, RYP, Image Works, and Simpson, beginning as of their respective dates of acquisition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."
(4) Adjusted to reflect the two-for-one stock split effected as a stock dividend on May 28, 1996.
(5) Represents a one-time charge of approximately $5.4 million for settlement costs and related legal and other expenses. See Item 3, "Legal Proceedings."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS, AND RESULTS OF OPERATIONS

Overview

         The Company designs and markets licensed motorsports products, including die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. The Company also develops promotional programs for sponsors of motorsports that feature the Company's die-cast replicas or other products and are intended to increase brand awareness of the products or services of the corporate sponsors. In addition, the Company represents popular race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements. The Company's motorsports collectibles and most of the Company's apparel and souvenirs are manufactured by third parties, generally utilizing the Company's designs, tools, and dies. The Company screen prints and embroiders a portion of the licensed motorsports apparel that it sells.

         The Company was incorporated in Arizona in May 1992 and began marketing die-cast collectibles in July 1992. In August 1994, the Company acquired certain assets and liabilities of Fan Fueler, Inc. and began marketing licensed motorsports consumer products. During fiscal 1994, the Company also conducted the business of staging M-CarTM Grand Prix Races for charitable and other organizations, in which participating sponsors purchased specialized gas-powered, one-third scale racing vehicles from the Company. In September 1994, the Company sold the assets and liabilities related to its M-CarTM operations and discontinued its M-CarTM Grand Prix Race operations. During fiscal 1994 and the first two quarters of fiscal 1995, the Company designed and marketed pedal, electric, and gas-powered mini vehicles, primarily as specialty promotional items. The Company sold the assets related to its mini vehicle operations in March 1995.

         In November 1996, the Company acquired Sports Image and in January 1997 the Company acquired Motorsport Traditions, both of which marketed and distributed licensed motorsports apparel, die-cast collectibles and other souvenir items. In July 1997, the Company acquired RYP, which had operations similar to those of Sports Image and Motorsport Traditions, and Image Works, which manufacturers and markets licensed motorsports apparel through the mass-merchandising markets. The Company acquired certain assets and assumed certain liabilities related to the mini-helmet collectible business of Simpson in August 1997. Following these acquisitions, the Company took a number of actions intended to integrate the operations of the acquired companies with the Company's existing operations and to reduce overall selling, general, and administrative expenses associated with the acquired entities. These actions included consolidating the operations and warehouse facilities of Motorsport Traditions and RYP with Sports Image's existing operations and facility in Charlotte, North Carolina; consolidating the operations of Simpson into the Company's headquarters in Phoenix, Arizona; eliminating duplicative personnel functions; and integrating the management information systems of the acquired companies. These efforts had a meaningful impact on the Company's results of operations beginning in the second half of fiscal 1997.

         In addition to the cost savings described above, the Company believes that the fiscal 1997 acquisitions provide the potential for enhanced revenue opportunities as a result of the synergies created by expanded product offerings and additional distribution channels. For example, in fiscal 1997 the Company began developing new lines of licensed motorsports apparel and souvenirs for exclusive sales through its Collectors' Club. The Company also believes that these acquisitions will provide opportunities for additional sales growth of the Company's die-cast products through trackside sales, promotional programs, and fan clubs.

         Prior to the fiscal 1997 acquisitions, the Company's revenue consisted primarily of sales of die-cast collectibles, and the revenue of the acquired businesses consisted primarily of sales of licensed motorsports apparel and souvenirs. Promotional revenue consists of sales of products developed for corporate promotion programs. The Company's fiscal 1997 revenue includes royalty income as a result of the license agreement with Hasbro.

         The Company's cost of sales consists primarily of the cost of products procured from third-party manufacturers, royalty payments to licensors, and depreciation of tooling and dies. Significant factors affecting the Company's cost of sales as a percentage of net sales include (i) the overall percentage of net sales represented by sales of die-cast collectible products, which typically carry higher gross margins than the Company's other products, (ii) the percentage of sales of die-cast collectible products represented by sales through the Collectors' Club, which typically carry higher gross margins than sales of such products through wholesale distributors, and (iii) the effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales. The Company believes that the increased sales of licensed apparel and souvenirs following the acquisitions of Sports Image and Motorsport Traditions will result in lower overall gross margins as a result of lower gross margins generally associated with these acquired product lines. The Company believes, however, that the effect of these lower gross margins will be mitigated at least to some extent by cost reductions and other operational efficiencies associated with the combination of the acquired entities and by the license agreement with Hasbro. The agreement with
Hasbro provides the Company with a source of license royalties without significant related cost of sales. In addition, the license agreement provides the Company with access to the mass-merchandise market without committing capital for manufacturing and with limited marginal expenditures for administrative and marketing activities.

         Selling, general, and administrative expenses include general corporate expenses as well as goodwill amortization. The Company recorded goodwill of approximately $47.7 million in connection with the fiscal 1997 acquisitions. The goodwill is being amortized at the rate of $1.9 million per year over 25 years. The Company anticipates that it will continue to achieve a reduction in selling, general, and administrative expenses as a percentage of sales as a result of consolidation and the cost-reduction efforts described above.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                                                    Year Ended September 30,
                                                       -----------------------------------------------
                                                        1993       1994       1995      1996      1997
                                                        ----       ----       ----      ----      ----
Sales
   Collectibles .................................       76.5%      75.9%      89.7%     92.5%     49.6%
   Apparel and souvenirs ........................        --         0.8        4.6       4.4      46.2
   Promotional ..................................        --         --         --        3.1       3.4
   Other ........................................       15.7       23.3        5.7       --        0.8
                                                       -----      -----      -----     -----     -----

     Net Sales ..................................      100.0      100.0      100.0     100.0     100.0
Cost of sales ...................................       64.4       62.2       60.8      57.2      62.1
                                                       -----      -----      -----     -----     -----
Gross profit ....................................       35.6       37.8       39.2      42.8      37.9
Selling, general and administrative
   expenses .....................................       43.4       34.4       23.4      21.0      18.9
Settlement costs ................................        --         --         --        --        4.1
Amortization of goodwill and other
   intangibles ..................................        --         --         --        --        1.0
                                                       -----      -----      -----     -----     -----
Income (loss) from operations ...................       (7.8)       3.4       15.8      21.8      13.9
Interest income (expense) and other, net ........       (0.4)      (1.0)       0.1       0.5      (0.9)
                                                       -----      -----      -----     -----     -----
Income (loss) before provision for
   (benefit from) income taxes ..................       (8.2)       2.4       15.9      22.3      13.0
Provision for (benefit from) income taxes .......       (0.4)      (1.4)       5.3       8.8       5.2
                                                       -----      -----      -----     -----     -----
Net income (loss) ...............................       (7.8)%      3.8%      10.6%     13.5%      7.8%
                                                       =====      =====      =====     =====     =====

Fiscal Year Ended September 30, 1997 Compared with Fiscal Year Ended September 30, 1996

         Net sales increased 195% to $130.4 million for the year ended September 30, 1997 from $44.2 million for the year ended September 30, 1996. The Company attributes the improvement in sales during fiscal 1997 primarily to (i) revenue from Sports Image and Motorsport Traditions, which were acquired by the Company during the first and second quarters of fiscal 1997, respectively, (ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of souvenirs, apparel, and die-cast collectible goods; and (iii) an increase in Collectors' Club membership. The number of members in the Collectors' Club increased to approximately 100,000 members from approximately 72,000 members at September 30, 1997 and September 30, 1996, respectively.

         Gross profit increased to $49.4 million in fiscal 1997 from $18.9 million in fiscal 1996, representing 37.9% and 42.8% of net sales, respectively. The decrease in gross profit as a percentage of net sales resulted from increased sales of apparel and souvenirs, which typically provide lower margins than sales of the Company's collectible products.

         Selling, general and administrative expenses increased to $24.6 million in fiscal 1997 from $9.3 million in fiscal 1996, representing 18.9% and 21.0% of net sales, respectively. The decrease in such expenses as a percentage of sales resulted primarily from cost savings achieved with the integration and consolidation of operations for the acquired entities of Sports Image and Motorsport Traditions. The integration and consolidation included the relocation of Motorsport Traditions into Sport Image's facility, the integration of management information systems, and a reduction in excess labor.

         Settlement costs of $5.4 million for the year ended September 30, 1997 resulted from a one-time charge for the API settlement and related legal charges. This settlement represents 4.1% of net sales. See Item 3, "Legal Proceedings."

         Amortization of goodwill and other intangibles increased to $1.3 million for the year ended September 30, 1997 from $4,000 for the year ended September 30, 1996. The increase in amortization of goodwill and other intangibles is related to the acquisitions of Sports Image, Motorsport
Traditions,  and  other  entities.  The  Company  recorded  goodwill  and  other intangible assets of $47.7 million in connection with the fiscal 1997 acquisitions. The Company is amortizing the goodwill and other intangible assets over a period of 15 to 25 years.

         The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense of approximately $2.0 million related to debt incurred in connection with the acquisitions of Sports Image and Motorsport Traditions.

Fiscal Year Ended September 30, 1996 Compared with Fiscal Year Ended September 30, 1995

         Net sales increased 69.2% to $44.2 million for the year ended September 30, 1996 from $26.1 million for the year ended September 30, 1995. The $18.1 million increase in net sales resulted primarily from an increase of $17.5 million in collectible sales. The increase in collectible sales is primarily attributable to (i) the continued expansion of the collectible market and the Company's ability to produce and sell increased quantities of collectibles; (ii) an increase in the number of members in the Collectors' Club (which increased to approximately 72,000 members from approximately 40,000 members at September 30, 1996 and September 30, 1995, respectively); and (iii) sales from recently introduced product lines.

         Gross profit increased to $18.9 million in fiscal 1996 from $10.2 million in fiscal 1995, representing 42.8% and 39.2% of net sales, respectively. The increase in gross profit as a percentage of net sales resulted primarily from (i) the effect of higher sales volume on fixed cost components of cost of sales, primarily depreciation charges related to the Company's tooling equipment; and (ii) increased sales through the Collectors' Club, which typically carry higher margins.

         Selling, general, and administrative expenses increased to $9.3 million in fiscal 1996 from $6.1 million in fiscal 1995, representing 21.0% and 23.4% of net sales, respectively. The increase in such expenses resulted from increased expenditures for sales and marketing, particularly increased advertising consistent with the Company's strategy to increase Collectors' Club memberships and distributor sales.

         Interest income (expense) and other, net, increased to approximately $216,000 in fiscal 1996 from approximately $24,000 in fiscal 1995. This change resulted primarily from the conversion of the 10% Convertible Subordinated Debentures (the "Debentures") into shares of the Company's Common Stock during fiscal 1995.

         The provision for income taxes in fiscal 1996 resulted in an effective tax rate of approximately 39.7% compared with an effective tax rate of approximately 33.3% in fiscal 1995. The increase in the effective tax rate occurred primarily as a result of the utilization of net operating loss carryforwards in fiscal 1995.

Pro Forma Results of Operations

         The following table sets forth the unaudited pro forma income statement data of the Company for the years ended September 30, 1996 and 1997, giving effect to the acquisitions of Sports Image, Motorsport Traditions, RYP, Image Works, and Simpson as if they had occurred on October 1, 1995, using the purchase method of accounting for business combinations. The unaudited pro forma income statement data presented herein does not purport to represent what the Company's actual results of operations would have been had those acquisitions occurred on that date or to project the Company's results of operations for any future period.

                                           (in thousands, except per share data)
                                               Year Ended         Year Ended
                                              September 30,      September 30,
                                                  1996               1997
                                              -------------      -------------
                                               (Unaudited)        (Unaudited)
   Net sales ..........................         $137,930           $158,977
   Net income(1) ......................            8,419              9,338
   Net income per common share(1) .....         $   0.61           $   0.63

----------------------
(1) Pro forma amounts for fiscal 1997 reflect the one-time charge of approximately $5.4 million for legal settlement costs and related expenses.

         The pro forma results shown above do not account for efficiencies gained upon the consolidation of operations, including the elimination of duplicative functions and reduction of salaries expense and other related costs. The difference in earnings per share on a pro forma basis for fiscal 1997 is primarily attributable to lower gross margins as a result of the write-down of inventory by Motorsport Traditions immediately prior to the date of acquisition. The Company has implemented improvements to the management and control of inventories of the acquired companies intended to reduce the need for seasonal adjustments to inventory. The pro forma results of operations for the years ended September 30, 1997 and 1996 reflect the amortization of goodwill and other intangibles arising from the fiscal 1997 acquisitions and include additional interest expense associated with the financing of the acquisitions of Sports Image and Motorsport Traditions.

Quarterly Results of Operations

         The following table sets forth certain unaudited quarterly results of operations for each of the eight quarters in the period ended September 30, 1997. All quarterly information was obtained from unaudited financial statements not otherwise contained herein. The Company believes that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                       (in thousands, except per share amounts)
                                                                     Fiscal 1996
                                             ----------------------------------------------------------
                                              1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                                              -----------    -----------    -----------    -----------
   Net sales ...........................        $ 8,006        $ 9,766        $12,283        $14,161
   Gross profit ........................          3,241          3,947          5,424          6,308
   Income from operations ..............          1,370          1,852          2,938          3,494
   Net income ..........................        $   878        $ 1,140        $ 1,777        $ 2,158
   Net income per common share, assuming
      full dilution ....................        $  0.07        $  0.09        $  0.14        $  0.16
   Weighted average number of common
      shares, assuming full dilution ...         12,840         12,984         13,150         13,128

                                                                     Fiscal 1997
                                             ----------------------------------------------------------
                                              1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                                              -----------    -----------    -----------    -----------
   Net sales ...........................        $15,175        $28,302        $39,632        $47,270
   Gross profit ........................          6,395         10,781         14,684         17,525
   Income from operations ..............          2,843          4,583          2,349          8,361
   Net income ..........................        $ 1,568        $ 2,437        $ 1,098        $ 5,043
   Net income per common share, assuming
      full dilution ....................        $  0.12        $  0.17        $  0.08        $  0.31
   Weighted average number of common
      shares, assuming full dilution ...         13,476         14,129         14,430         16,450

         The Company's revenue and operating results may be subject to quarterly and other fluctuations as a result of a variety of factors. As a result of the fiscal 1997 acquisitions, the Company believes that quarter-to-quarter comparisons of its past financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

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

Liquidity and Capital Resources

         The Company's working capital position increased to $57.0 million at September 30, 1997 from $18.1 million at September 30, 1996. The increase of $38.9 million is primarily attributable to the Company's 1997 public offering described below, the working capital acquired from the Company's fiscal 1997 acquisitions (primarily the purchases of Sports Image and Motorsport Traditions), and results from operations.

         Capital expenditures for the year ended September 30, 1997 totaled approximately $11.1 million, of which approximately $7.0 million was utilized for the Company's continued investment in tooling.

         On January 16, 1997, the Company sold an aggregate of 187,500 shares of Common Stock to Hasbro at a price of $14.50 per share, with net proceeds to the Company of approximately $2.6 million. The Company has agreed that, in the event that Hasbro sells such shares at a price lower than $14.50 per share during the one-year period ending on April 16, 1998, the Company will reimburse Hasbro for the amount of such loss, plus interest.

         On June 24, 1997, the Company sold 1,770,000 shares of Common Stock in connection with an underwritten public offering. The Company sold an additional 315,000 shares of its common stock on July 17, 1997 pursuant to the exercise of the underwriters' over-allotment option. The net proceeds to the Company from this offering were approximately $49.8 million, after deducting estimated offering expenses and underwriting discounts and commissions.

         During the year ended September 30, 1997, the Company issued 296,092 shares of Common Stock upon the exercise of stock options, resulting in total proceeds to the Company of approximately $1.7 million.

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

         On January 2, 1997, the Company entered into a $16.0 million credit facility (the "Credit Facility"), with First Union National Bank of North Carolina. The Credit Facility consists of a revolving line of credit (the "Line of Credit") for up to $10.0 million through September 30, 1997 and up to $6.0 million from September 30, 1997 to March 31, 1998 and a $6.0 million letter of credit/bankers' acceptances facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at the Company's option, at a rate equal to either (i) the greater of (a) the bank's publicly announced prime rate or (b) a weighted average Federal Funds rate plus 0.5%, or (ii) LIBOR plus 1.9%. The Line of Credit is guaranteed by Sports Image and Motorsport Traditions. The Company utilized $4.0 million of the Line of Credit to provide part of the cash portion of the purchase price for Motorsport Traditions and an additional $4.0 million of the Line of Credit to repay a portion of the $24.0 million promissory note issued in connection with the acquisition of Sports Image. The Company utilized a portion of the proceeds of the June 1997 public offering described below to repay its outstanding indebtedness under the Line of Credit. The Company had no outstanding borrowings under the Line of Credit as of September 30,1997. The Letter of Credit/BA Facility, as amended in April 1997, is available for issuances of letters of credit and eligible bankers' acceptances in an aggregate amount up to $10.0 million to enable the Company to finance purchases of products from its overseas vendors. The Company had outstanding purchase commitments of approximately $3.5 million under the Letter of Credit/BA Facility as of September 30, 1997. The Credit Facility will mature on March 31, 1998. The Credit Facility contains certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and limit the ability of the Company and its subsidiaries to incur additional indebtedness, to sell assets, or to engage in certain mergers or consolidations.

         On January 2, 1997, the Company issued an aggregate of $20.0 million principal amount of senior notes to three insurance companies (the "Senior Notes"). The Senior Notes bear interest at the rate of 8.05% per annum, provide for semi-annual payments of accrued interest, and mature on January 2, 1999. The Company may not prepay the Senior Notes prior to maturity, but must offer to redeem the Senior Notes in the event of a "Change of Control" of the Company, as defined in the Senior Notes. The Senior Notes contain certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and limit the ability of the Company and its subsidiaries to incur additional indebtedness, to sell assets or engage in certain mergers or consolidations. The Senior Notes are guaranteed by Sports Image and Motorsport Traditions. The Company utilized the proceeds from the Senior Notes to repay the remainder of the promissory note issued in connection with the acquisition of Sports Image.

         On July 22, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Image Works. The consideration paid by the Company for the purchased assets consisted of (i) $4.25 million in cash plus
(ii) a three-year promissory note that provides for a minimum principal amount of $750,000, with additional contingent payments of up to an aggregate of $1.4 million based upon the attainment of certain revenue objectives through September 30, 2000. Image Works designs and manufactures screen printed and embroidered motorsports apparel items for distribution through mass retailers and corporate accounts. Image Works generated approximately $20.0 million in revenue during calendar 1996. The terms of this acquisition were determined by arms-length negotiations between representatives of Image Works and representatives of the Company.

         On July 31, 1997, the Company acquired all of the outstanding common stock of RYP for cash of $5.7 million. RYP sells licensed motorsports products through mobile trackside stores and generated approximately $5.0 million in revenue during calendar 1996. In connection with the acquisition of RYP, the Company entered into a 15-year license agreement with Robert Yates Racing, Inc. See Item 1, "Business -- Licenses." The terms of this acquisition were determined by arms-length negotiations between representatives of RYP and representatives of the Company.

         On August 8, 1997, the Company acquired certain assets and assumed certain liabilities related to the licensed mini-helmet collectible business of Simpson. The consideration paid by the Company for the purchased assets consisted of approximately $653,000 in cash, with additional contingent payments of up to an aggregate of $1.5 million based upon the attainment of certain revenue objectives. In connection with the purchase of the assets and assumption of liabilities of Simpson, the Company also entered into a 25-year license agreement with respect to certain rights used in connection with the purchased assets. Pursuant to the license agreement, the Company paid the licensor an initial license fee consisting of cash plus 19,324 shares of the Company's Common Stock. The terms of this acquisition were determined by arms-length negotiations between representatives of the seller and representatives of the Company.

         The Company is a defendant in various lawsuits. See Item 3, "Legal Proceedings." The Company has made no provision in its financial statements with respect to these matters. The imposition of damages in one or more of the cases against the Company could have a material adverse effect on the Company's results of operation and financial position.

         The Company believes that its current cash resources, the Credit Facility, and expected cash flow from operations will be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from capital needs resulting from additional acquisitions. However, the Company way be required to obtain additional capital to fund its planned growth during the next 12 months and beyond. Potential sources of any such capital may include the proceeds from the exercise of outstanding options, bank financing, strategic alliances, and additional offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse effect on the Company's business.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements, the notes thereto and reports thereon, commencing at page F-1 of this report, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item relating to directors of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the Company's 1998 Annual Meeting of Shareholders. The information required by this Item relating to executive officers of the Company is included in Item 1, "Business Executive Officers."

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1998 Annual Meeting of Shareholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1998 Annual Meeting of Shareholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.          EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM
                  8-K


(a)      Financial Statements and Financial Statement Schedules

         (1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

         (2) No Financial Statement Schedules are included because such schedules are not applicable, are not required, or because required information is included in the Consolidated Financial Statements or Notes thereto.

(b)      Reports on Form 8-K

         Not applicable.

(c)      Exhibits

Exhibit
Number                              Exhibit
------                              -------

1.0      Form of Underwriting Agreement(1)
3.1      First Amended and Restated Articles of Incorporation of Registrant(2)
3.2      Amended and Restated Bylaws of Registrant(2)
4.1      Form of Certificate of Common Stock(3)
10.4.2   1993 Stock Option Plan,  as amended and  restated  through  January 16,
         1997(4)
10.8 Form of Indemnification Agreement entered into with the Directors of the Registrant(3)
10.21    Lease between the Company and F.W. Investments dated January 1, 1994(5)
10.24.1 Commercial Credit Agreement dated March 6, 1995 between the Company and the Hong Kong and Shanghai Banking Corporation Limited(6)
10.24.2 Optional Advance Time Note (Loans Against Imports) dated March 6, 1995 between the Company and the Hong Kong and Shanghai Banking Corporation(6)
10.25 Bill of Sale and Asset Purchase Agreement between the Company, Fan Fueler, Inc., Peter LaMonica, and Fred Miller, III dated August 12, 1994(7)
10.26 Bill of Sale and Asset Purchase Agreement between the Company, M-Car, Incorporated, and Robert Scott Tremonti dated September 29, 1994(7)
10.27 Manufacturing Agreement between the Company and Early Light International (Holdings) Ltd. dated December 5, 1994(7)
10.29 Asset Purchase Agreement dated March 31, 1995 between the Company and Motorsports Promotion, Inc.(6)
10.30 Promissory Note dated March 31, 1995 between Motorsports Promotions, Inc., as borrower, and the Company, as lender(6)
10.31 Security Agreement dated March 31, 1995 between Motorsports Promotions, Inc., as debtor, and the Company, as secured party(6)
10.32 Credit Agreement by and between the Company and Wells Fargo HSBC Trade Bank, N.A.(8)
10.33 Asset Purchase Agreement dated as of November 7, 1996, among Action Performance Companies, Inc., SII Acquisition, Inc., Sports Image, Inc., and R. Dale Earnhardt and Teresa H. Earnhardt(9)
10.34 Promissory Note dated November 7, 1996, in the principal amount of $24,000,000 issued by SII Acquisition, Inc., as Maker, to Sports Image, Inc., as Payee, together with Guarantee of Action Performance Companies, Inc.(9)

Exhibit
Number                              Exhibit
------                              -------

10.35 Security Agreement dated November 7, 1996, between Sports Image, Inc. and SII Acquisition, Inc.(9)
10.36 Registration Agreement dated as of November 7, 1996, among Action Performance Companies, Inc., Sports Image, Inc., and R. Dale Earnhardt and Teresa H. Earnhardt(9)
10.37 License Agreement dated as of November 7, 1996, among SII Acquisition, Inc., Dale Earnhardt, and Action Performance Companies, Inc.(9)
10.38 Employment Agreement dated as of November 7, 1996, between Action Performance Companies, Inc. and Joe Mattes(9)
10.39 Asset Purchase Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., MTL Acquisition, Inc., Motorsport Traditions Limited Partnership, Midland Leasing, Inc., and Motorsports By Mail, Inc.(10)
10.40    Exchange   Agreement  dated  as  of  January  1,  1997,   among  Action
         Performance  Companies,   Inc.,  Kenneth  R.  Barbee,  and  Jeffery  M.
         Gordon(10)
10.41 Promissory Note dated January 1, 1997, in the principal amount of $1,600,000 issued by MTL Acquisition, Inc., as Maker, to Motorsport Traditions Limited Partnership, as Payee, together with Guarantee of Action Performance Companies, Inc.(10)
10.42 Note Purchase Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Jefferson-Pilot Life Insurance Company, Alexander Hamilton Life Insurance Company of America, and First Alexander Hamilton Life Insurance Company, together with form of Note, form of Subsidiary Guaranty, and form of Subsidiary Joinder(10)
10.43 Credit Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Sports Image, Inc., MTL Acquisition, Inc., and First Union National Bank of North Carolina(10)
10.44 Registration Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Motorsport Traditions Limited Partnership, Midland Leasing, Inc., and Motorsports By Mail, Inc.(10)
10.45 Registration Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Kenneth R. Barbee, and Jeffery M. Gordon(10)
10.46 Employment Agreement dated as of January 1, 1997, between Action Performance Companies, Inc. and Kenneth R. Barbee(10)
10.47 Consulting Agreement dated as of January 1, 1997, between Action Performance Companies, Inc. and John Bickford(10)
10.48 Common Stock Purchase Agreement dated January 16, 1997, between Hasbro, Inc. and Action Performance Companies, Inc.(11)
10.49 Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance Companies, Inc.
10.50 Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc.
11.1     Computation of Primary Earnings Per Share
11.2     Computation of Fully Diluted Earnings Per Share
23.1     Consent of Arthur Andersen LLP
27.1     Financial Data Schedule

---------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-3 and Amendment No. 1 thereto (Registration No. 333-27485).
(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.
(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).
(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

Exhibit
Number                              Exhibit
------                              -------

(5) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1994, as filed with the Securities and Exchange Commission on May 16, 1994.
(6) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1995, as filed with the Securities and Exchange Commission on May 15, 1995.
(7) Incorporated by reference to the Registrant's Form 10-KSB for the year ended September 30, 1994, as filed with the Securities and Exchange Commission on December 22, 1994.
(8) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1996, as filed with the Securities and Exchange Commission on August 14, 1996.
(9) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 22, 1996, as amended by Form 8-K/A filed on January 13, 1997.
(10) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 23, 1997, as amended by Form 8-K/A filed on February 24, 1997.
(11) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333- 22943).

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACTION PERFORMANCE COMPANIES, INC.



Date:  December 17, 1997               /s/ Fred W. Wagenhals
                                       -----------------------------------------
                                       Fred W. Wagenhals, Chairman of the Board,
                                       President, and Chief Executive Officer


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

Signature                                         Capacity                                            Date
---------                                         --------                                            ----

/s/ Fred W. Wagenhals                 Chairman of the Board, President, and Chief              December 17, 1997
---------------------------------     Executive Officer (Principal Executive Officer)
Fred W. Wagenhals


/s/ Tod J. Wagenhals                  Executive Vice President, Secretary, and Director        December 17, 1997
---------------------------------
Tod J. Wagenhals


/s/ Christopher S. Besing             Vice President, Chief Financial Officer, Treasurer,      December 17, 1997
---------------------------------     and Director (Principal Financial and
Christopher S. Besing                 Accounting Officer)


/s/ Melodee L. Volosin                Director - Wholesale Division and Director               December 17, 1997
---------------------------------
Melodee L. Volosin


                                      Vice President - Strategic Alliances and Director        December __, 1997
---------------------------------
John S. Bickford

/s/ Jack M. Lloyd                     Director                                                 December 17, 1997
---------------------------------
Jack M. Lloyd


/s/ Robert H. Manschot                Director                                                 December 17, 1997
---------------------------------
Robert H. Manschot

                                      Chief Operating Officer and Director                     December __, 1997
---------------------------------
Charles C. Blossom, Jr.

                       ACTION PERFORMANCE COMPANIES, INC.
                   Index to Consolidated Financial Statements



                                                                         Page
                                                                         ----

Report of Independent Public Accountants...........................      F-2

Consolidated Balance Sheets as of September 30, 1997 and 1996......      F-3

Consolidated Statements of Operations for the Years
       Ended September 30, 1997, 1996, and 1995....................      F-4

Consolidated Statements of Shareholders' Equity for the Years
       Ended September 30, 1997, 1996, and 1995....................      F-5

Consolidated Statements of Cash Flows for the Years
       Ended September 30, 1997, 1996, and 1995....................      F-6

Notes to Consolidated Financial Statements.........................      F-7

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Action Performance Companies, Inc.:

We have audited the accompanying consolidated balance sheets of ACTION PERFORMANCE COMPANIES, INC. (an Arizona corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Performance Companies, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


                                        /s/ Arthur Andersen LLP



Phoenix, Arizona,
     November 18, 1997, except with respect
     to matters discussed in Note 13 as to
     which the date is December 10, 1997.

                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1997 and 1996
                        (in thousands, except share data)

ASSETS                                                       1997         1996
------                                                     --------     --------

CURRENT ASSETS:
  Cash and cash equivalents ..........................     $ 29,318     $  4,983
  Accounts receivable, net of allowance for
   doubtful accounts of $837 and $256,
   respectively ......................................       17,802        7,497
  Inventories, net ...................................       17,855        5,834
  Prepaid royalties ..................................        4,967        2,295
  Prepaid expenses and other assets ..................        2,603        1,772
                                                           --------     --------
    Total current assets .............................       72,545       22,381

PROPERTY AND EQUIPMENT, net ..........................       20,017        8,188

GOODWILL AND OTHER INTANGIBLES, net ..................       46,409           56

NOTES RECEIVABLE AND OTHER ASSETS ....................        2,354        1,024
                                                           --------     --------
                                                           $141,325     $ 31,649
                                                           ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable ...................................     $  6,680     $  2,188
  Accrued royalties ..................................        5,098        1,180
  Accrued expenses and other .........................        3,792          920
                                                           --------     --------
    Total current liabilities ........................       15,570        4,288

LONG-TERM DEBT:
  Notes payable ......................................       20,602         --
  Other long-term debt ...............................        1,984          365
                                                           --------     --------
    Total long-term debt .............................       22,586          365

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding ......         --           --
  Common stock, $.01 par value, 25,000,000 shares
   authorized; 15,952,083 and 12,609,769 shares
   issued and outstanding, respectively ..............          160          126
  Additional paid-in capital .........................       84,984       18,991
  Retained earnings ..................................       18,025        7,879
                                                           --------     --------
    Total shareholders' equity .......................      103,169       26,996
                                                           --------     --------
                                                           $141,325     $ 31,649
                                                           ========     ========

       The accompanying notes are an integral part of these consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Years Ended September 30, 1997, 1996, and 1995

                      (in thousands, except per share data)

                                                           1997        1996        1995
                                                         --------    --------    --------
Sales:
  Collectibles.......................................    $ 63,846    $ 40,904    $ 23,443
  Apparel and souvenirs ..............................     60,430       1,961       1,190
  Promotional ........................................      5,085       1,351        --
  Other ..............................................      1,019        --         1,498
                                                         --------    --------    --------
    Net sales ........................................    130,380      44,216      26,131

Cost of sales ........................................     80,995      25,296      15,882
                                                         --------    --------    --------
Gross profit .........................................     49,385      18,920      10,249

Operating expenses:
  Selling, general and
    administrative expenses ..........................     24,564       9,262       6,115
  Settlement costs ...................................      5,400        --          --
  Amortization of goodwill and
    other intangibles ................................      1,286           4           4
                                                         --------    --------    --------
    Total operating expenses .........................     31,250       9,266       6,119
                                                         --------    --------    --------
Income from operations ...............................     18,135       9,654       4,130

Other income (expense):
  Interest income and other, net .....................        796         296         208
  Interest expense ...................................     (2,021)        (80)       (184)
                                                         --------    --------    --------
    Total other income (expense) .....................     (1,225)        216          24
                                                         --------    --------    --------
Income before provision for
  income taxes .......................................     16,910       9,870       4,154

Provision for income taxes ...........................      6,764       3,917       1,384
                                                         --------    --------    --------

NET INCOME...........................................    $ 10,146    $  5,953    $  2,770
                                                         ========    ========    ========
NET INCOME PER COMMON SHARE:
  Primary ............................................   $   0.69    $   0.46    $   0.27
                                                         ========    ========    ========
  Fully diluted ......................................   $   0.69    $   0.46    $   0.25
                                                         ========    ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Primary ............................................     14,624      13,028      10,116
                                                         ========    ========    ========
  Fully diluted ......................................     14,671      13,069      11,570
                                                         ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Years Ended September 30, 1997, 1996, and 1995
                        (in thousands, except share data)


                                                                                         Convertible
                                                            Common Stock               Preferred Stock       Common
                                                     -------------------------     ---------------------     Stock
                                                       Shares         Amount         Shares       Amount   Subscribed
                                                     ----------     ----------     ----------     ------   ----------

BALANCE, September 30, 1994 ....................      7,873,846     $       79           --        $--      $   125

Common stock issued upon
  conversion of debentures .....................      1,485,676             15           --         --         --

Issuance of convertible preferred stock ........           --             --              500       --         --

Common Stock issued under consulting agreement .        200,000              2           --         --         --

Common stock issued for common stock subscribed         100,000              1           --         --         (125)

Common stock issued upon exercise
  of options ...................................        541,000              5           --         --         --

Tax benefit from stock options .................           --             --             --         --         --

Redemption of warrants .........................           --             --             --         --         --

Common stock issued upon exercise of warrants ..      1,020,886             10           --         --         --

Net income .....................................           --             --             --         --         --
                                                     ----------     ----------     ----------      ----     -------

BALANCE, September 30, 1995 ....................     11,221,408     $      112            500      $--        $--
                                                     ----------     ----------     ----------      ----     -------

Common stock issued upon conversion
  of convertible preferred stock ...............      1,000,000             10           (500)      --         --

Common stock issued upon exercise
  of options ...................................        239,247              2           --         --         --

Tax benefit from stock options .................           --             --             --         --         --

Common stock issued upon exercise of warrants ..        149,114              2           --         --         --

Net income .....................................           --             --             --         --         --
                                                     ----------     ----------     ----------      ----     -------

BALANCE, September 30, 1996 ....................     12,609,769     $      126           --        $--        $--
                                                     ----------     ----------     ----------      ----     -------

Common stock issued in conjunction with
  purchase of businesses .......................        765,542              8           --         --         --

Common stock issued upon exercise
  of options ...................................        296,092              3           --         --         --

Common stock issued in public offering .........      2,085,000             21           --         --         --

Tax benefit from stock options .................           --             --             --         --         --

Issuance of common stock in private placements .        195,680              2           --         --         --

Net income .....................................           --             --             --         --         --
                                                     ----------     ----------     ----------      ----     -------

BALANCE, September 30, 1997 ....................     15,952,083     $      160           --        $--        $--
                                                     ==========     ==========     ==========      ====     =======

                                                                   (Accumulated
                                                     Additional      Deficit)
                                                      Paid-In        Retained
                                                      Capital        Earnings        Total
                                                     ----------     ---------      ---------

BALANCE, September 30, 1994 ....................     $   7,549      $    (844)     $   6,909

Common stock issued upon
  conversion of debentures .....................         2,433           --            2,448

Issuance of convertible preferred stock ........         2,000           --            2,000

Common Stock issued under consulting agreement .           248           --              250

Common stock issued for common stock subscribed            124           --             --

Common stock issued upon exercise
  of options ...................................         1,275           --            1,280

Tax benefit from stock options .................           716           --              716

Redemption of warrants .........................          (404)          --             (404)

Common stock issued upon exercise of warrants ..         2,911           --            2,921

Net income .....................................          --            2,770          2,770
                                                     ---------      ---------      ---------

BALANCE, September 30, 1995 ....................     $  16,852      $   1,926      $  18,890
                                                     ---------      ---------      ---------

Common stock issued upon conversion
  of convertible preferred stock ...............           (10)          --             --

Common stock issued upon exercise
  of options ...................................           801           --              803

Tax benefit from stock options .................           838           --              838

Common stock issued upon exercise of warrants ..           510           --              512

Net income .....................................          --            5,953          5,953
                                                     ---------      ---------      ---------

BALANCE, September 30, 1996 ....................     $  18,991      $   7,879      $  26,996
                                                     ---------      ---------      ---------

Common stock issued in conjunction with
  purchase of businesses .......................        10,041           --           10,049

Common stock issued upon exercise
  of options ...................................         1,708           --            1,711

Common stock issued in public offering .........        49,822           --           49,843

Tax benefit from stock options .................         1,651           --            1,651

Issuance of common stock in private placements .         2,771           --            2,773

Net income .....................................          --           10,146         10,146
                                                     ---------      ---------      ---------

BALANCE, September 30, 1997 ....................     $  84,984      $  18,025      $ 103,169
                                                     =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended September 30, 1997, 1996 and 1995

                                 (in thousands)

                                                   1997        1996        1995
                                                 --------    --------    --------
Cash Flows from Operating Activities:
Net income ...................................   $ 10,146    $  5,953    $  2,770
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization ..............      4,477       1,692         906
  Change in assets and liabilities, net of
   businesses acquired:
    Accounts receivable ......................     (3,623)     (3,440)     (1,400)
    Inventories ..............................     (5,009)     (3,143)       (701)
    Prepaid royalties ........................     (2,672)     (1,186)       (471)
    Prepaid expenses and other assets ........       (665)        922        (441)
    Accounts payable .........................     (1,633)        565         859
    Accrued royalties ........................      2,395         320         (81)
    Accrued expenses and other ...............        917        (823)      1,535
                                                 --------    --------    --------
     Net cash provided by operating activities      4,333         860       2,976

Cash Flows from Investing Activities:
  Purchase of property and equipment .........    (11,192)     (3,879)     (3,024)
  Proceeds from sale of equipment ............        321        --           150
  Acquisition of businesses, less
   cash acquired .............................    (11,082)       --          --
                                                 --------    --------    --------
    Net cash used in investing activities ....    (21,953)     (3,879)     (2,874)

Cash Flows from Financing Activities:
  Borrowings on line of credit ...............      4,879       5,222       2,895
  Payments on line of credit .................    (10,279)     (5,222)     (2,895)
  Net proceeds from issuance of common stock,
   stock options, and warrants ...............     54,327       1,315       3,767
  Issuance of convertible preferred stock ....       --          --         2,000
  Payments on long-term debt .................     (6,972)       (105)       (312)
  Collections on notes receivable ............       --            32          69
                                                 --------    --------    --------
   Net cash provided by financing activities .     41,955       1,242       5,524
                                                 --------    --------    --------

  Net change in cash and cash equivalents ....     24,335      (1,777)      5,626
  Cash and cash equivalents,
   beginning of year .........................      4,983       6,760       1,134
                                                 --------    --------    --------
  Cash and cash equivalents, end of year .....   $ 29,318    $  4,983    $  6,760
                                                 ========    ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1997, 1996, and 1995


(1)      THE COMPANY

Operations

Action Performance Companies, Inc. (the "Company") designs and markets licensed motorsports products, including die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. The Company also develops promotional programs for sponsors of motorsports that feature the Company's die-cast replicas or other products and are intended to increase brand awareness of the products or services of the corporate sponsors. In addition, the Company represents popular race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements. The Company's motorsports collectibles and most of the Company's apparel and souvenirs are manufactured by third parties, generally utilizing the Company's designs, tools, and dies. The Company screen prints and embroiders a portion of the licensed motorsports apparel that it sells.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

Revenue Recognition

The Company recognizes revenue upon shipment. Customer deposits received in advance of delivery are deferred and recognized when the related product is shipped.

Use of Estimates

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. The carrying amounts of long-term debt and amounts outstanding under the Company's line of credit approximate fair value based on current market prices for similar debt instruments and bank lines of credit. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following at September 30, 1997 and 1996 (in thousands):

                                                          1997            1996
                                                        -------         -------
         Purchased components .................         $ 2,418         $   262
         Finished goods .......................          15,437           5,572
                                                        -------         -------
                                                        $17,855         $ 5,834
                                                        =======         =======

Property and Equipment

Property  and  equipment  are  recorded  at  cost  and  depreciated   using  the
straight-line method over the estimated useful lives of the respective assets, which range from three to ten years.

Property and equipment consist of the following at September 30, 1997 and 1996 (in thousands):

                                                          1997          1996
                                                        --------      --------
         Tooling and molds ........................     $ 15,237      $  8,190
         Furniture, fixtures and equipment ........        6,667         2,501
         Autos and trucks .........................        2,578           342
         Leasehold improvements ...................        2,066           518
                                                        --------      --------
                                                          26,548        11,551
         Less - accumulated depreciation ..........       (6,531)       (3,363)
                                                        --------      --------
                                                        $ 20,017      $  8,188
                                                        ========      ========

Property and equipment includes assets acquired under capital leases of approximately $1.9 million and $300,000 at September 30, 1997 and 1996, respectively.

Maintenance and repairs of approximately $277,000, $64,000 and $55,000 for the years ended September 30, 1997, 1996 and 1995, respectively, were charged to expense as incurred. The cost of renewals and betterments that materially extend the useful lives of assets or increase their productivity are capitalized.

Goodwill and Other Intangibles

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations and is amortized on the straight-line method over twenty-five years. Other intangibles are amortized on the straight-line method over their estimated useful lives, which ranges from fifteen to twenty-five years. The Company continually evaluates whether later events and circumstances have occurred, subsequent to acquisition, that indicate the remaining estimated useful lives of intangible assets may warrant revision or that the remaining balance may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from an asset to be held and used in operations is less than the carrying value of the asset, an impairment loss must be recognized in the amount of the difference between the carrying value and the fair value. Amortization expense of $1.3 million, $4,000, and $4,000 is included in selling, general and administrative expenses for the years ended September 30, 1997, 1996 and 1995, respectively. Accumulated amortization of goodwill and other intangibles was approximately $1.3 million and $10,000 as of September 30, 1997 and 1996, respectively.

License Agreements

Royalties paid under various licensing agreements are recorded as expense at the time the related sales are made.

Supplemental Cash Flow Information

The supplemental cash flow disclosures and non-cash transactions for the years ended September 30, 1997, 1996, and 1995 are as follows (in thousands):

                                                     1997       1996       1995
                                                   -------    -------    -------
Supplemental disclosures:
  Interest paid ...............................    $ 1,505    $    79    $   268
  Income taxes paid ...........................      5,396      3,992         42

Non-cash transactions:
  Common stock issued in acquisitions .........    $10,049    $  --      $  --
  Debt and liabilities incurred or
    assumed in acquisitions ...................     44,446       --         --
  Acquisition of property and equipment
    under capital leases ......................      1,402        233        338
  Tax benefits on various common
    stock options .............................      1,651        838       --
  Conversion of debentures ....................       --         --        2,600
  Common stock issued for common
    stock subscribed ..........................       --         --          125
  Sale of equipment for note receivable .......        446       --         --

Net Income Per Common Share

Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding using the treasury stock method, except when common share equivalents have an antidilutive effect. All share amounts and per share data have been restated to reflect the two-for-one stock split effected as a stock dividend on May 28, 1996. The calculation of fully diluted net income per common share includes adjustments for interest expense and equivalent shares related to the 10% Convertible Subordinated Debentures, if dilutive. The calculation of fully diluted net income per common share for the years ended September 30, 1997, 1996, and 1995 are as follows (in thousands, except per share data):

                                                     1997       1996       1995
                                                   -------    -------    -------
Shares:
Weighted average number of common
  shares outstanding ..........................     14,047     11,789      9,087

Additional shares assuming conversion of:
  Stock options ...............................        624        573        601
  Warrants ....................................       --           40        598
  Convertible debentures ......................       --         --          784
  Preferred stock .............................       --          667        500
                                                   -------    -------    -------

Weighted average shares outstanding ...........     14,671     13,069     11,570
                                                   =======    =======    =======

Net income ....................................    $10,146    $ 5,953    $ 2,770

Add:
  Interest expense on convertible
    debentures (assuming conversion) ..........       --         --          101
                                                   -------    -------    -------

Net income attributable to fully diluted
  weighted average shares outstanding .........    $10,146    $ 5,953    $ 2,871
                                                   =======    =======    =======

Fully diluted earnings per share ..............    $  0.69    $  0.46    $  0.25
                                                   =======    =======    =======

Recently Issued Financial Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued by the Financial Accounting Standards Board in March 1995, and adopted by the Company during the year ended September 30, 1997. The adoption of SFAS No. 121 did not impact the Company's financial position or results of operations.

Effective October 1, 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-based Compensation." As permitted by SFAS No. 123, the Company has not changed to the fair value method of accounting for stock-based compensation and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of stock-based transactions. SFAS No. 123 requires companies that do not choose to account for stock-based compensation as prescribed by the statement to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. See Note 11.

Accounting Pronouncements Not Yet Required to be Adopted

In fiscal 1998, the Company will be required to adopt SFAS No. 128, "Earnings per Share," issued by the Financial Accounting Standards Board. Upon adoption of SFAS No. 128, the Company will present basic earnings per share and diluted earnings per share. Basic earnings per share will be computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share will be computed based on the weighted average number of shares outstanding during the period, increased by the effect of stock options, warrants, and other dilutive securities using the treasury stock method. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's financial statements.

In fiscal 1998, the Company will be required to adopt SFAS No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board. SFAS No. 130, establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. The objective of SFAS No. 130 is to give the effect of all changes in the equity of an enterprise that result from transactions and other economic events of the period. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS No. 130 does not address issues of recognition or measurement for comprehensive income and its components. As a result, SFAS No. 130 will not have an impact on the financial condition or results of operation of the Company upon adoption.

(3)      ACQUISITIONS AND DISPOSALS

Disposition of Mini Vehicle Assets

In March 1995, the Company sold certain of its assets related to its mini vehicle product line to Motorsports Promotions, Inc. ("MPI"), an unrelated company. The assets sold consisted primarily of accounts receivable, inventory, tooling, and equipment. The purchase agreement provided for total consideration of $1,324,712, consisting of $237,567 in cash, assumed liabilities of $52,891, and a promissory note of $1,034,254, subject to certain adjustments. Effective November 1995, the Company and MPI agreed to adjust the total consideration to be paid by MPI to $1,051,646. The Company recorded a non-operating gain of approximately $290,000 on this transaction in the second quarter of fiscal 1995. As a result of the purchase price adjustment described above, the Company reduced the gain such that no gain or loss was recorded on this transaction for fiscal 1995. During 1997, the Company exchanged its promissory note for an equity position in MPI. No gain or loss was recorded on the transaction.

Acquisition of Sports Image, Inc.

In November 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Sports Image, Inc.("Sports Image"). The purchase price was approximately $30,000,000, consisting of a $24,000,000 promissory note due January 2, 1997 and 403,361 shares of the Company's Common Stock valued at $12.10 per share. On January 2, 1997, the Company repaid the $24,000,000 promissory note with the proceeds from the issuance of senior notes and a portion of the borrowings under the Company's new credit facility. See Note 4. Sports Image sells and distributes a variety of licensed motorsports products through wholesale distributor networks, corporate sponsors, and mobile trackside stores. In fiscal 1996, the Company derived 16% of its net sales from Sports Image, a distributor of the Company's die-cast collectible products. Sports Image had sales of approximately $41,800,000 of apparel, die-cast replicas, souvenirs, and other motorsports consumer products during the period from January 1, 1996 to November 7, 1996 (which includes sales of die-cast collectibles purchased from the Company at an aggregate cost of approximately $5,800,000). This transaction was accounted for as a purchase.

Acquisitions of Motorsport Traditions Limited Partnership and Creative Marketing & Promotions, Inc.

On January 8, 1997, the Company acquired the business and substantially all of the assets and assumed certain liabilities of Creative Marketing & Promotions, Inc. and Motorsport Traditions Limited Partnership (collectively "Motorsport Traditions") from 1995 Nascar Winston Cup Champion driver Jeff Gordon, Kenneth
R. Barbee, certain entities controlled by Mr. Barbee, and certain other persons. The effective date of the acquisition of Motorsport Traditions was January 1, 1997. The purchase price paid by the Company for Motorsport Traditions consisted of (i) cash in the amount of $5,400,000; (ii) a promissory note in the principal amount of $1,600,000 issued by a wholly owned subsidiary of the Company; and
(iii) an aggregate of 342,857 shares of the Company's Common Stock valued at $13.80 per share. The promissory note bears interest at 4% per annum, matures on December 31, 1998, and has been guaranteed by the Company. Motorsport Traditions sells and distributes licensed motorsports products through a network of wholesale distributors and mobile trackside stores. Prior to the acquisitions, Motorsport Traditions generated approximately $33,000,000 in annual revenue from its design, manufacturing, and sales and distribution activities. This transaction was accounted for as a purchase.

Acquisition of Robert Yates Promotions, Inc.

In July 1997, the Company acquired all of the outstanding common stock of Robert Yates Promotions, Inc. ("RYP") for $5.7 million in cash. RYP sells licensed motorsports products through trackside trailers, and generated approximately $5.0 million in revenue during calendar year 1996. Concurrent with the acquisition of RYP, the Company entered into a 15-year license agreement with Robert Yates Racing, Inc. ("Yates Racing"). Pursuant to the license agreement, the Company will pay royalties for the use of certain trademark rights associated with Yates Racing Nascar Winston Cup teams. This transaction was accounted for as a purchase. RYP is a defendant in certain litigation. The purchase price is preliminary with respect to such litigation. See Note 10.

Acquisition of Image Works, Inc.

In July 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Image Works, Inc. ("Image Works"). The Company paid $4.25 million in cash and issued a three-year promissory note for a minimum principal amount of $750,000, with additional contingent payments of up to an aggregate of $1.4 million based upon the attainment of certain revenue objectives through September 30, 2000. Image Works designs and manufactures screen printed and embroidered motorsports apparel items for distribution through mass retailers and corporate accounts. Image Works generated approximately $22.0 million in revenue during calendar year 1996. This transaction was accounted for as a purchase.

Acquisition of Simpson Products, Inc.

In August 1997, the Company acquired certain assets and assumed certain liabilities related to the licensed mini-helmet collectible business of Simpson Products, Inc. ("Simpson"). The consideration paid by the Company for the purchased assets consisted of approximately $653,000 in cash, with additional contingent payments of up to an aggregate of $1.5 million based upon the attainment of certain revenue objectives. In connection with the purchase of the assets and assumption of liabilities of Simpson, the Company also entered into a 25-year license agreement with respect to certain rights used in connection with the purchased assets. This transaction was accounted for as a purchase.

Unaudited Pro Forma Statements of Operations

The following unaudited pro forma combined statements of operations data for the years ended September 30, 1997 and 1996 present the results of operations of the Company as if the acquisitions of the businesses acquired during fiscal 1997 had occurred as of October 1, 1995. Pro forma results are as follows (in thousands, except per share data):

                                                         1997            1996
                                                       --------        --------
         Revenues ..............................       $158,977        $137,930
         Net income ............................          9,338           8,419
         Net income per common share ...........       $   0.63*       $   0.61

         * Includes a one time charge of $5.4 million, or $0.22 per share, for legal settlement costs.

(4)      FINANCING ACTIVITIES

Long-term debt at September 30, 1997 and 1996 consists of the following (in thousands):

                                                              1997       1996
                                                            --------   --------
Senior notes, interest at 8.05% payable semi-
annually, principal payable January 1999, secured
by assets of certain subsidiaries .......................   $ 20,000   $   --

Note payable to an  individual,  principal  and  interest
at 4% payable  monthly through December 31, 1998,
unsecured ...............................................        988       --

Note payable to an individual, interest imputed at
8%, payable annually through November 2000,
unsecured ...............................................        644       --

Note payable to an individual, interest imputed at
8%, payable in equal installments through 2011,
unsecured ...............................................        565       --

Obligations under capital leases of vehicles and
equipment, interest from 8.0% to 9.5%, payable monthly ..      1,863        482
                                                            --------   --------

Total ...................................................     24,060        482

Less:  current portion ..................................     (1,474)      (117)
                                                            --------   --------

                                                            $ 22,586   $    365
                                                            ========   ========
Credit Facility

On January 2, 1997, the Company entered into a $16.0 million credit facility (the "Credit Facility") with First Union National Bank of North Carolina. The Credit Facility consists of a revolving line of credit for up to $10.0 million through September 30, 1997, and up to $6.0 million from September 30, 1997 to March 31, 1998 (the "Line of Credit") and a $6.0 million letter of credit/bankers' acceptances facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at the Company's option, at a rate equal to either (i) the greater of (a) the bank's publicly announced prime rate or (b) a weighted average Federal Funds rate plus 0.5%, or (ii) LIBOR plus 1.9%. The Line of Credit is guaranteed by Sports Image and Motorsport Traditions. The Company utilized $4.0 million of the Line of Credit to provide part of the cash portion of the purchase price for Motorsport Traditions and an additional $4.0 million of the Line of Credit to repay a portion of the $24.0 million promissory note issued in connection with the acquisition of Sports Image. The Company utilized a portion of the proceeds of the June 1997 public offering described in Note 5 to repay its outstanding indebtedness under the Line of Credit. The Company had no outstanding borrowings under the Line of Credit as of September 30, 1997. The Letter of Credit/BA Facility, as amended in April

1997, is available for issuances of letters of credit and eligible bankers' acceptances in an aggregate amount up to $10.0 million to enable the Company to finance purchases of products from its overseas vendors. The Company had outstanding purchase commitments of approximately $3.5 million under the Letter of Credit/BA Facility as of September 30, 1997.

Debt Covenants

The Company's senior notes and Credit Facility agreements contain certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness or to sell assets or engage in certain mergers or consolidations. At September 30, 1997, the Company was in compliance with all such covenants.

Future Maturities of Long-Term Debt

Aggregate future maturities of long-term debt are as follows (in thousands):

                           Year Ended
                          September 30,
                          -------------
                              1998               $ 1,474
                              1999                20,843
                              2000                   666
                              2001                   347
                              2002                   310
                           Thereafter                420
                                                 -------
                              Total              $24,060
                                                 =======

(5)      SHAREHOLDERS' EQUITY

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

Issuance of Stock in Private Placements

In January 1997, the Company sold 187,500 shares of Common Stock to Hasbro, Inc. at a price of $14.50 per share, with net proceeds to the Company of approximately $2.6 million. In August 1997, the Company issued (i) 8,180 shares of Common Stock valued at $23.02 per share to Dale Jarrett in connection with a three-year personal services contract, and (ii) 19,324 shares of Common Stock valued at $22.59 to E.J. Simpson as a portion of the license fee pursuant to a license agreement.

1997 Public Offering

On June 24, 1997, the Company sold 1,770,000 shares of its Common Stock in connection with an underwritten public offering. On July 17, 1997, the Company sold an additional 315,000 shares of its Common Stock pursuant to the exercise of the underwriters' over-allotment option. The net proceeds to the Company from this offering were approximately $49.8 million, after deducting estimated offering expenses and underwriting discounts and commissions.

Stock Options

Under the Company's 1993 Stock Option Plan (the "Plan"), the Board of Directors may from time to time grant to key employees, consultants, and independent contractors who provide valuable services to the Company (i) incentive stock options and non-statutory stock options to purchase shares of the Company's Common Stock, (ii) stock appreciation rights, (iii) shares of the Company's Common Stock, or (iv) cash awards. The Plan also includes an automatic program providing for automatic grants of stock options to non-employee directors of the Company. The exercise price for all incentive stock options granted under the Plan may not be less than the fair market value of the Company's Common Stock on the date of the grant, except that the option price may not be less than 110% of the fair market value of the Company's Common Stock on the date of the grant in the case of incentive stock options granted to any person possessing more than 10% of the combined voting power of the Company's Common Stock or any parent or subsidiary corporation. In the case of non-statutory stock options, the exercise price may not be less than 85% of the fair market value of the Company's Common Stock on the date of the grant. Options granted under the Plan generally have a six-year term. Options that were granted prior to July 1995 are fully vested and exercisable. The option agreements for options granted beginning in July 1995 generally provide that one-third of the options vest and become exercisable on each of the first, second, and third anniversaries of the date of grant. A total of 2,750,000 shares of Common Stock may be issued pursuant to the Plan. The Plan expires in 2001.

(6)      RELATED PARTY TRANSACTIONS

The Company currently leases a building in Tempe, Arizona, containing approximately 46,000 square feet, which the Company utilized for its corporate, administrative, sales offices, and warehouse facilities prior to September 1997. Fred W. Wagenhals, a shareholder and officer of the Company, currently owns a one-third interest in F.W. Investments, a partnership that owns this facility. The Company paid F.W. Investments rent of approximately $183,000, $177,000, and $177,000 for the years ended September 30, 1997, 1996, and 1995 respectively. The Company is currently marketing the property for a sub-lease arrangement with unaffiliated third parties.

(7)      EMPLOYEE BENEFIT PLANS

In October 1994, the Company established a defined contribution plan that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The plan is available to substantially all domestic employees. Under the plan, participating employees may defer from 1% to 15% of their pre-tax compensation. The Company contributes fifty cents for each dollar contributed by the employee, with a maximum contribution of 2% of the employee's defined compensation. In addition, the plan provides for an annual employer profit sharing contribution in such amounts as the Board of Directors may determine. The

Company expensed approximately $41,000 under the plan for the year ended September 30, 1997 and $26,000 in each of the years ended September 30, 1996 and 1995.

The Company has no other programs that require payment by the Company of post-employment benefits to current or retired employees.

(8)      INCOME TAXES

The Company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The principal differences arise as a result of the use of accelerated depreciation and amortization methods for federal income tax reporting purposes, certain inventory costs required to be capitalized for tax purposes, certain reserves expensed currently for financial reporting purposes, and compensation not yet deductible for tax purposes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. A valuation allowance has not been recorded as of September 30, 1997.

Net operating loss carryovers for federal income tax purposes of approximately $856,000 at September 30, 1994, were fully utilized in the year ended September 30, 1995.

The provision for income taxes consists of the following for the years ended September 30 (in thousands):

                                                 1997        1996         1995
                                               -------     -------      -------
Current, net of operating loss carryover:
    Federal ...............................    $ 5,828     $ 3,258      $ 1,050
    State .................................        822         753          275
                                               -------     -------      -------
                                                 6,650       4,011        1,325

Deferred income taxes .....................        114         (94)          13
Utilization of net operating loss
  carryforward ............................       --          --            340
Change in valuation allowance .............       --          --           (294)
                                               -------     -------      -------

Provision for income taxes ................    $ 6,764     $ 3,917      $ 1,384
                                               =======     =======      =======

Reconciliation of the federal income tax rate to the Company's effective rate for the years ended September 30 are as follows:

                                                 1997        1996         1995
                                                ------      ------       ------

Statutory federal rate ....................     35.00%      34.00%       34.00%
State taxes, net of federal benefit .......      4.65%       5.03%        5.53%
Non-deductible expense ....................       .35%        .66%        0.86%
Change in valuation reserve ...............       --          --         (7.06%)
                                                ------      ------       ------
                                                40.00%      39.69%       33.33%
                                                ======      ======       ======

The components of deferred taxes are as follows at September 30 (in thousands):

                                                            1997         1996
                                                          -------      -------
         Deferred tax assets (liabilities):
           Accelerated tax depreciation .............     $  (391)     $  (216)
           Accelerated tax amortization .............        (306)        --
           Inventory cost capitalization ............         547          156
           Vacation accrual .........................          27           13
           Valuation reserves .......................         794          197
           Deferred compensation ....................         247          882
                                                          -------      -------
             Net deferred tax asset .................     $   918      $ 1,032
                                                          =======      =======

(9)      LEGAL SETTLEMENT

In June 1997, the Company agreed to settle a breach of contract suit with Action Products, Inc. for $4.9 million (the "API Settlement"). Pursuant to the API Settlement, in July 1997 the Company made a payment of $4.9 million to the plaintiff, and all parties executed mutual releases. The accompanying financial statements include a charge of $5.4 million for the API Settlement and related legal fees.

(10)     COMMITMENTS AND CONTINGENCIES

On May 17, 1993, the State of Arizona (the "State") instituted a lawsuit against the Company and 29 other defendants in the United States District Court for the District of Arizona. The State seeks recovery of certain clean-up costs under federal and state environmental laws. Specifically, the State seeks recovery of expenses that it has incurred to date for an environmental investigation and clean-up of property formerly used as a site for recycling hazardous wastes. The State alleges that the property has been contaminated with hazardous substances. In addition, the State seeks a declaratory judgment that the Company and the other defendants are jointly and severally liable for all future costs incurred by the State for investigative and remedial activities, and seeks a mandatory permanent injunction requiring the Company to undertake appropriate assessment and remedial action at the property. The State has not specified the amounts it seeks to collect from the Company. The State alleges that F. W. Leisure Industries, Inc. and/or F. W. & Associates, Inc. were predecessors of the Company that produced and arranged for the transportation of hazardous substances to the property involved in the lawsuit. The Company is defending this lawsuit on various bases including that F. W. Leisure Industries, Inc. and/or F. W. & Associates, Inc. were not predecessors of the Company and that neither the Company nor any predecessor of the Company has ever produced or transported hazardous substances as alleged by the State. The State has settled a portion of its claims with respect to a large number of the other defendants to the lawsuit. The Company is not a party to that settlement. On February 1, 1995, a number of the defendants that agreed to the settlement with the State were granted leave to file, and subsequently did file, a cross-claim against the Company seeking indemnity from the Company based on the same predecessor liability theory asserted by the State. The parties have conducted discovery limited to the issue of any defendant's status as a responsible party and regarding the Company's status as a successor corporation. On March 25, 1997, the Court ruled that under federal environmental law the Company would be treated as the successor to F.W. & Associates, Inc., and/or F.W. Leisure Industries, Inc. The Company may appeal this ruling at the appropriate time. Discovery is now ongoing with regard to the merits of the underlying environmental claims and the amount of those claims. Should the Company's defense prove unsuccessful, the Company currently estimates the potential loss to be approximately $800,000. No provision with respect to this matter has been made in the financial statements.

On March 4, 1997, two class action lawsuits were filed against the Company and approximately 28 other defendants in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants engaged in price fixing and other anti-competitive activities in violation of federal anti-trust laws. The Company was named as a defendant based upon actions alleged to have been taken by Sports Image, Inc., a North Carolina corporation ("Sports Image N.C.") and Creative Marketing & Promotions, Inc. ("CMP") prior to the Company's acquisitions of the assets and capital stock, respectively, of those entities. The actions were subsequently consolidated by order of the court. The caption of the consolidated action is "In re Motorsports Merchandise Antitrust Litigation" and the files are maintained under Master File No. 1-97-CV-0569-CC. On May 30, 1997, a consolidated amended complaint was filed, which deleted the Company as a defendant with respect to claims based upon actions alleged to have been taken by Sports Image N.C. and named the Company's wholly owned subsidiary, Sports Image, Inc., an Arizona corporation ("Sports Image AZ"), as a defendant with respect to those claims. The Company remains a defendant with respect to claims based upon actions alleged to have been taken by CMP. On July 31, 1997, the Company acquired all of the outstanding capital stock of RYP, which is another defendant in this matter. Accordingly, the Company has assumed the defense of this matter with respect to claims based upon actions alleged to have been taken by RYP and has agreed to be responsible for and to pay any costs, fees, expenses, damages, payments, credits, rebates, and penalties arising out of this matter with respect to RYP, up to an aggregate of $400,000 (the "$400,000 Cap"). The $400,000 Cap excludes attorneys fees and certain other costs and expenses that the Company may incur in defending or settling this matter. The plaintiffs have requested injunctive relief and monetary damages of three times an unspecified amount of damages that the plaintiffs claim to have actually suffered. On August 1, 1997, answers were filed on behalf of the Company and Sports Image AZ denying the allegations of the complaint. Pursuant to an agreement between the plaintiffs and Sports Image AZ to toll the running of the statute of limitations with respect to any claims against Sports Image AZ, on November 17, 1997 the plaintiffs filed a motion to dismiss Sports Image AZ from the case without prejudice. The parties currently are conducting class discovery. The Company intends to vigorously defend the claims asserted in the amended and consolidated complaint.

On June 4, 1997, Petty Enterprises, Inc. Licensing Division filed a lawsuit against the Company and Fred W. Wagenhals in the General Court of Justice for Randolph County, North Carolina. The complaint alleges that the Company engaged in activities that resulted in common law trademark infringement, fraud, unfair competition, "palming off" unauthorized goods as authorized products, marketing unlicensed products, misappropriation of business opportunities, breach of contract, unjust enrichment, conversion, and violations of the North Carolina Unfair and Deceptive Trade Practices Act and the Lanham Act. In particular, the plaintiff alleges that the Company manufactured and sold products in quantities greater than the amounts permitted under certain license agreements, manufactured and sold certain products for which it did not have licenses, misrepresented the number of licensed products actually manufactured and sold, and underpaid royalties to the licensors. The complaint also alleges that these acts constitute a pattern of improper activity. The complaint requests that an unspecified amount of actual damages plus treble and punitive damages, as well as injunctive relief. On July 3, 1997, the Company and Mr. Wagenhals were successful in removing the case to the United States District Court for the Middle District of North Carolina. On July 11, 1997, each of the Company and Mr. Wagenhals filed an answer denying the plaintiff's allegations and each filed counterclaims against the plaintiff for breach of contract, breach of a prior settlement agreement between the plaintiff and the Company, violations of the North Carolina Unfair and Deceptive Trade Practices Act, defamation and damage to reputation, and tortious interference with prospective business relationships. On July 18, 1997, the Company and Mr. Wagenhals collectively filed a third-party complaint against Brett Nelson, an affiliate of the plaintiff, alleging violations of the North Carolina Unfair and Deceptive Trade Practices Act, defamation and damage to reputation, and tortious interference with actual and prospective business relationships. On August 8, 1997, Mr. Nelson filed an answer denying the allegations against him. After the Court denied motions to dismiss by all parties, the plaintiff filed its amended complaint and the Company and Mr. Wagenhals filed their respective amended answer and counterclaims. The amended complaint and the amended answer and counterclaims contain essentially the same allegations and defenses as the original pleadings. The parties currently are in the early stages of discovery. The Company and Mr. Wagenhals intend to vigorously pursue their counterclaims and the third-party complaint and to vigorously defend this lawsuit.

The Company leases certain equipment and office space under noncancellable operating leases. Rent expense related to these lease agreements totaled approximately $935,000, $437,000 and $352,000 for the fiscal years ended September 30, 1997, 1996, and 1995 respectively.

Future lease payments under the noncancellable leases are approximately as follows (in thousands):

                           Year Ending
                          September 30,
                          -------------
                              1998              $ 2,286
                              1999                1,813
                              2000                1,483
                              2001                1,124
                              2002                1,078
                           Thereafter             4,765
                                                -------
                              Total             $12,549
                                                =======

The Company is subject to certain other asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(11)     STOCK OPTION PLAN

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's Common Stock on the date of grant (See Note 5 for a general discussion of the Company's Stock Option Plan). The Company adopted SFAS No. 123 for disclosure purposes in fiscal 1997. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging between 5.29% and 6.34%; expected life of three years; dividend rate of 0.0%; and expected volatility of 51.88%. Using these assumptions, the fair value of the stock options granted is $1,614,623 and $908,153 for the years ended September 30, 1997 and 1996, respectively. These amounts would be amortized as compensation expense over the vesting period of the options. Options generally vest equally over three years. Had compensation costs been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                  1997               1996
                                               ----------          ---------
  Net Income:
    As Reported .......................        $   10,146          $   5,953
    Pro Forma .........................        $    9,305          $   5,650
  Primary EPS:
    As Reported .......................        $     0.69          $    0.46
    Pro Forma .........................        $     0.64          $    0.43
  Fully Diluted EPS:
    As Reported .......................        $     0.69          $    0.46
    Pro Forma .........................        $     0.63          $    0.43

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

A summary of the status of the Company's stock option plan at September 30, 1997 and 1996 and for the years then ended is presented in the table below:

                                     1997                         1996                        1995
                          -------------------------    ------------------------    ------------------------
                                             Wtd                         Wtd                         Wtd
                            Number           Avg         Number          Avg         Number          Avg
                              of           Exercise        of          Exercise        of          Exercise
                            Shares          Price        Shares         Price        Shares         Price
                          -------------------------    ------------------------    ------------------------
Outstanding at
 beginning of year        1,110,053       $    4.16    1,111,200       $   2.90    1,252,000       $   2.07
Granted ...........         220,250           17.76      240,700           9.28      400,200       $   4.78
Exercised .........        (296,092)           5.80     (239,247)          3.45     (541,000)      $   2.37
Canceled ..........          (1,501)           9.43       (2,600)          5.25         --
                          ---------       ---------    ---------       --------    ---------       --------
Outstanding at
 end of year ......       1,032,710            6.58    1,110,053           4.16    1,111,200       $   2.90

Options exercisable
 at end of year ...         714,950            3.09      881,774           2.91    1,051,000       $   2.79

 Options available
  for grant.........        396,951                      365,700                     103,800

 Weighted average
  fair value of
  options granted...         $ 7.33                       $ 3.77

Options outstanding and exercisable by price range as of September 30, 1997 are as follows:

                           Options Outstanding              Options Exercisable
                    ---------------------------------     ----------------------
                                 Weighted
                                  Average    Weighted                   Weighted
                                 Remaining    Average                    Average
   Range of           Options   Contractual  Exercise       Options     Exercise
Exercise Prices     Outstanding    Life        Price      Exercisable     Price
---------------     ---------------------------------     ----------------------
$ 1.25 - $ 5.25       655,010      2.17       $ 2.38        597,723      $ 2.16
$ 6.50 - $10.63       194,950      4.75         9.76         79,483        9.34
$14.88 - $19.50       182,750      5.42        18.25         37,744       15.33
                    ---------      ----       ------      ---------      -------
$ 1.25 - $19.50     1,032,710      3.23       $ 6.58        714,950      $ 3.09
                    =========      ====       ======      =========      =======

(12)     SUBSEQUENT EVENTS

On October 3, 1997, the Company entered into a ten-year license agreement with Richard Childress Racing Enterprises, Inc. ("RCR") with respect to various rights used in connection with Dale Earnhardt licensed products. In connection with this agreement, the Company paid RCR a license fee consisting of cash plus 34,940 shares of the Company's Common Stock. The license agreement also requires the Company to pay to RCR certain minimum annual royalties during the term of the agreement, plus royalties based on sales of licensed products in each year during the term of the agreement.

In November 1997, the Company agreed in principle to purchase the assets and to assume certain liabilities of the motorsport die-cast collectible business of Revell Monogram, Inc. ("Revell") for approximately $15.0 million in cash. The proposed transaction will include a ten-year license agreement that will enable the Company to use certain "Revell" trademarks in connection with sales of certain die-cast products, as well as other arrangements with respect to licensing, manufacturing, and distributing various products by both the Company and Revell. The agreement also includes a minimum contingent payment of $10.0 million over a ten-year period, based upon the attainment of certain future financial objectives. The acquisition is subject to the completion of due diligence and the preparation and execution of definitive agreements. Revell's design and manufacturing activities for motorsport die-cast collectibles generated approximately $16.2 million in revenue during calendar year 1996. This transaction will be accounted for as a purchase.

(13)     EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT

On December 9, 1997, the Company acquired certain assets and assumed certain liabilities related to sales of motorsports merchandise licensed by NASCAR Winston Cup driver Rusty Wallace from an affiliate of Mr. Wallace. The purchase price paid by the Company for the acquired assets consists of cash of $6.0 million, of which $2.5 million was paid at the closing and the remaining $3.5 million will be paid during fiscal 1998. In connection with the acquisition of the assets and assumption of the liabilities, the Company entered into a seven-year license agreement with another affiliate of Mr. Wallace for the name and likeness of Mr. Wallace and acquired a five-year sublicense with a wholly owned subsidiary of Penske Motorsports, Inc. The license agreement and sublicense agreement both contain options that permit the Company to renew for two five-year terms. The license agreement with the affiliate of Mr. Wallace requires the Company to pay royalties on sales of licensed products, plus a license fee if sales of licensed products exceed a specified amount each year during the initial term of the license. The terms of the transaction were determined by arms-length negotiations between the respective representatives of the seller, the sublicensor and its parent, and the Company. This transaction will be accounted for as a purchase.
                                      F-20