Form 10-Q
period 1997-12-31
ACTION PERFORMANCE COMPANIES INC
filed 1998-02-17
CIK 892147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1997

                         Commission file number 0-21630


                       ACTION PERFORMANCE COMPANIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         ARIZONA                                         86-0704792
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                              4707 E. Baseline Road
                                Phoenix, AZ 85040
                                 (602) 337-3700
    ------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of principal executive offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of February 10, 1998, there were outstanding 16,034,044 shares of the registrant's Common Stock, par value $.01 per share.

                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 As of December 31, 1997 and September 30, 1997
                        (in thousands, except share data)


                                                    December 31,   September 30,
                                                        1997           1997
                                                    -----------    ------------
                                                    (Unaudited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents .......................  $  8,482        $ 29,318
  Accounts receivable, net of allowance for
   doubtful accounts of $895 and $837,
   respectively ...................................    22,524          17,802
  Inventories, net ................................    24,479          17,855
  Prepaid royalties ...............................     8,329           4,967
  Prepaid expenses and other assets ...............     1,829           2,603
                                                     --------        --------

    Total current assets ..........................    65,643          72,545

PROPERTY AND EQUIPMENT, net .......................    25,512          20,017

GOODWILL AND OTHER INTANGIBLES, net ...............    71,341          46,409

NOTES RECEIVABLE AND OTHER ASSETS .................     2,468           2,354
                                                     --------        --------
                                                     $164,964        $141,325
                                                     ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable ................................    11,780        $  6,680
  Accrued royalties ...............................     5,871           5,098
  Accrued expenses and other ......................     6,312           3,792
                                                     --------        --------

    Total current liabilities .....................    23,963          15,570

LONG-TERM DEBT:
  Senior notes payable ............................    20,000          20,000
  Other long-term debt ............................    13,002           2,586
                                                     --------        --------
    Total long-term debt ..........................    33,002          22,586

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding ...      --              --
  Common stock, $.01 par value, 25,000,000 shares
   authorized; 16,012,296 and 15,952,083 shares
   issued and outstanding, respectively ...........       160             160
  Additional paid-in capital ......................    86,158          84,984
  Retained earnings ...............................    21,681          18,025
                                                     --------        --------
    Total shareholders' equity ....................   107,999         103,169
                                                     --------        --------
                                                     $164,964        $141,325
                                                     ========        ========

                 The accompanying notes are an integral part of
                        these consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For The Three Months Ended December 31, 1997 and 1996

                      (in thousands, except per share data)

                                                          1997           1996
                                                       --------       --------
                                                      (Unaudited)    (Unaudited)

Sales:
  Collectibles .................................       $ 19,925       $  9,872
  Apparel and souvenirs ........................         21,390          5,212
  Promotional ..................................          1,014             50
  Other ........................................            589             41
                                                       --------       --------
    Net sales ..................................         42,918         15,175

Cost of sales ..................................         27,862          8,780
                                                       --------       --------

Gross profit ...................................         15,056          6,395

Operating expenses:
  Selling, general and
   administrative expenses .....................          8,200          3,398
  Amortization of goodwill and
   other intangibles ...........................            481            154
                                                       --------       --------
    Total operating expenses ...................          8,681          3,552
                                                       --------       --------
Income from operations .........................          6,375          2,843


Other income (expense):
  Interest income and other, net ...............            292             72
  Interest expense .............................           (574)          (302)
                                                       --------       --------
    Total other income (expense) ...............           (282)          (230)
                                                       --------       --------

Income before provision for
  income taxes .................................          6,093          2,613

Provision for income taxes .....................          2,437          1,045
                                                       --------       --------

NET INCOME .....................................       $  3,656       $  1,568
                                                       ========       ========

NET INCOME PER COMMON SHARE:
  Basic ........................................       $   0.23       $   0.12
                                                       ========       ========
  Diluted ......................................       $   0.22       $   0.12
                                                       ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ........................................         15,994         12,903
                                                       ========       ========
  Diluted ......................................         16,568         13,464
                                                       ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For The Three Months Ended December 31, 1997 and 1996

                                 (in thousands)


                                                          1997           1996
                                                       ---------      ---------
                                                      (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
Net income .........................................   $  3,656       $  1,568
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization ....................      1,722            769
  Change in assets and liabilities, net of
   businesses acquired:
    Accounts receivable ............................     (1,414)           (50)
    Inventories ....................................     (4,473)          (336)
    Prepaid royalties ..............................     (2,519)        (1,477)
    Prepaid expenses and other assets ..............        546            (92)
    Accounts payable ...............................      4,201         (1,172)
    Accrued royalties ..............................        773          1,078
    Accrued expenses and other .....................      1,530            702
                                                       --------       --------
     Net cash provided by operating activities .....      4,022            990

Cash Flows from Investing Activities:
  Purchase of property and equipment ...............     (4,417)        (1,022)
  Proceeds from sale of equipment ..................          5           --
  Acquisition of businesses and other
   intangibles, less cash acquired .................    (20,306)           956
                                                       --------       --------
    Net cash used in investing activities ..........    (24,718)           (66)

Cash Flows from Financing Activities:
  Borrowings on line of credit .....................       --            1,279
  Payments on line of credit .......................       --           (1,279)
  Net proceeds from exercise of stock options ......        174            418
  Payments on long-term debt .......................       (319)          (246)
  Collections on notes receivable ..................          5           --
                                                       --------       --------
    Net cash provided by (used in)
     financing activities ..........................       (140)           172
                                                       --------       --------

  Net change in cash and cash equivalents ..........    (20,836)         1,096
  Cash and cash equivalents,
   beginning of year ...............................     29,318          4,983
                                                       --------       --------
  Cash and cash equivalents, end of year ...........   $  8,482       $  6,079
                                                       ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


(1)  INTERIM FINANCIAL REPORTING

The accompanying unaudited Consolidated Financial Statements for Action Performance Companies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 1998. Certain prior period amounts have been reclassified to conform to the December 31, 1997 presentation. These financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 1997.

(2)  SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions for the three-month periods ended December 31, 1997 and 1996 are as follows (in thousands):

                                                             1997          1996
                                                           -------       -------

Supplemental disclosures:
  Interest paid ....................................       $   126       $    49
  Income taxes paid ................................           853           531

Non-cash transactions:
  Common stock issued in acquisitions ..............       $  --         $ 4,881

  Common stock issued in license agreement .........         1,000          --
  Debt and liabilities incurred or
    assumed in acquisitions ........................        12,625        29,617

  Sale of equipment for notes receivable ...........            35          --

(3)  RECENT ACQUISITIONS AND LICENSE AGREEMENTS

On October 3, 1997, the Company entered into a ten-year license agreement with Richard Childress Racing Enterprises, Inc. ("RCR") with respect to various rights used in connection with race vehicles owned by RCR. In connection with this agreement, the Company paid RCR a license fee consisting of cash plus 34,940 shares of the Company's Common Stock. The license agreement also requires the Company to pay to RCR royalties based on sales of licensed products in each year during the term of the agreement, subject to certain minimum annual payments.

On December 9, 1997, the Company acquired certain assets and assumed certain liabilities related to sales of motorsports merchandise licensed by NASCAR Winston Cup driver Rusty Wallace from an affiliate of Mr. Wallace. The purchase price paid by the Company for the acquired assets consists of cash of $6.0 million, of which $2.5 million was paid at the closing and the remaining $3.5 million will be paid during fiscal 1998. In connection with the acquisition of the assets and assumption of the liabilities, the Company entered into a seven-year license agreement with another affiliate of Mr. Wallace for the name and likeness of Mr. Wallace and acquired a five-year sublicense with a wholly owned subsidiary of Penske Motorsports, Inc. The license agreement and sublicense agreement both contain options that permit the Company to renew those agreements for two five-year terms. The license agreement with the affiliate of Mr. Wallace requires the Company to pay royalties on sales of licensed products, plus a license fee if sales of licensed products exceed a specified amount each year during the initial term of the license. This transaction was accounted for as a purchase.

On December 19, 1997, the Company acquired the assets and assumed certain liabilities related to the motorsports die-cast collectible product lines of Revell-Monogram, Inc. ("Revell"). The preliminary purchase price of $24.8 million, which is subject to certain adjustments, consists of an initial cash payment of $14.8 million and $1.0 million per year for 10 years beginning on January 1, 1998, provided that certain conditions are met. Revell distributed die-cast collectibles through a network of wholesale distributors and a collectible club, which together generated die-cast collectible sales of approximately $20.0 million during 1997. The Company and Revell also entered into a 10-year license agreement under which the Company has the right to utilize certain "Revell" trademarks in connection with sales of its die-cast products. This transaction was accounted for as a purchase.

(4)  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS

The following unaudited pro forma combined statements of operations data for the three-month periods ended December 31, 1997 and 1996 present the results of operations of the Company as if the acquisitions of the businesses acquired during fiscal 1997 and the first quarter of fiscal 1998 had occurred as of October 1, 1996. These acquisitions include Sports Image, Inc., Motorsport Traditions, Ltd., Creative Marketing & Promotions, Inc., Robert Yates Promotions, Inc., Image Works, Inc., the collectibles business of Simpson Products, Inc., the Rusty Wallace acquisition, and the Revell acquisition. Pro forma results are as follows (in thousands, except per share data):

                                       Three Months Ended    Three Months Ended
                                        December 31, 1997     December 31, 1996
                                       -------------------   -------------------

     Revenues........................       $ 48,505              $ 35,341
     Net income......................          3,974                 1,189
     Net income per common share.....       $   0.24              $   0.08

(5)  CREDIT FACILITY

On January 2, 1997 the Company entered into a $16.0 million credit facility (the "Credit Facility") with First Union National Bank of North Carolina. The Credit Facility, as amended in April 1997, consists of a revolving line of credit (the "Line of Credit") for up to $10.0 million through September 30, 1997 and up to $6.0 million from September 30, 1997 to March 31, 1998 and a $10.0 million letter of credit/bankers' acceptances facility (the "Letter of Credit/BA Facility"). Effective February 5, 1998, the Line of Credit was reinstated to $10.0 million from $6.0 million. The Line of Credit bears interest, at the Company's option, at a rate equal to either (i) the greater of (a) the bank's publicly announced prime rate or (b) a weighted average Federal Funds rate plus 0.5%, or (ii) LIBOR plus 1.9%. The Line of Credit is guaranteed by the Company's subsidiaries. The Company had no outstanding borrowings under the Line of Credit as of December 31, 1997. The Letter of Credit/BA Facility is available for issuances of letters of credit and eligible bankers' acceptances in an aggregate amount up to $10.0 million to enable the Company to finance purchases of products from its overseas vendors. The Company had outstanding purchase commitments of approximately $7.7 million under the Letter of Credit/BA Facility as of December 31, 1997. The Credit Facility will mature on March 31, 1998. The Credit Facility contains certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and limit the ability of the Company and its subsidiaries to incur additional indebtedness, to sell assets, or to engage in certain mergers or consolidations.

(6)  COMMITMENTS AND CONTINGENCIES

The Company is subject to certain asserted and unasserted claims encountered in the normal course of business. The imposition of damages in certain of those matters could have a material adverse effect on the Company's financial position and results of operations.

(7)  SUBSEQUENT EVENTS

On January 8, 1998, the Company acquired certain assets and assumed certain liabilities of Brookfield Collectors Guild, Inc. ("Brookfield"). The purchase price consisted of (i) approximately $800,000 in cash and (ii) up to 27,397 shares of Common Stock, subject to certain adjustments, to be issued on or before December 31, 1998. In addition, the Company repaid approximately $1.8 million of the assumed liabilities at the time of closing. Brookfield distributes various motorsport die-cast collectibles and ensembles as well as various other die-cast replicas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS, AND RESULTS OF OPERATIONS

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

         In November 1996, the Company acquired Sports Image, Inc. ("Sports Image") and in January 1997 the Company acquired Motorsport Traditions Limited Partnership and Creative Marketing and Promotions, Inc. (together "Motorsport Traditions"), each of which marketed and distributed licensed motorsports apparel, die-cast collectibles and other souvenir items. In July 1997, the Company acquired Robert Yates Promotions, Inc. ("RYP"), which had operations similar to those of Sports Image and Motorsport Traditions, and Image Works, Inc. ("Image Works"), which manufactures and markets licensed motorsports apparel through the mass-merchandising markets. The Company acquired certain assets and assumed certain liabilities related to the mini-helmet collectible business of Simpson Products, Inc. ("Simpson") in August 1997.

         In December 1997, the Company acquired certain assets and assumed certain liabilities related to sales of motorsports merchandise for Winston Cup driver Rusty Wallace (the "Rusty Wallace Acquisition"). These operations were similar to those of Sports Image and included both wholesale and trackside distribution of apparel and souvenirs. In December 1997, the Company also acquired certain assets and assumed certain liabilities associated with the motorsports die-cast collectible business of Revell-Monogram, Inc. (the "Revell Acquisition"). This transaction also creates a strategic alliance between the Company and Revell-Monogram, Inc. ("Revell") for the use of certain "Revell" trademarks and the marketing of Revell's plastic model kits. The operations of the Rusty Wallace-related merchandise will be consolidated into the existing Sports Image facility in Charlotte, North Carolina while the Revell-related operations will be consolidated into the Company's headquarters in Phoenix, Arizona.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                                          Three Months Ended
                                                             December 31,
                                                       -------------------------
                                                          1997          1996
                                                          ----          ----
                                                       (Unaudited)   (Unaudited)
Sales:
    Collectibles sales,net .........................      46.4%         65.1%
    Apparel and souvenir sales, net ................      49.8%         34.3%
    Promotional sales, net .........................       2.4%           .3%
    Other sales, net ...............................       1.4%           .3%
                                                         ------        ------
        Net sales ..................................     100.0%        100.0%
Cost of sales ......................................      64.9%         57.9%
                                                         ------        ------
Gross Profit .......................................      35.1%         42.1%
Selling, general and administrative expenses .......      19.1%         22.4%
Amortization of goodwill and other intangibles .....       1.1%          1.0%
                                                         ------        ------
Income from operations .............................      14.9%         18.7%
Interest income (expense) and other, net ...........       (.7)%        (1.5)%
                                                         ------        ------
Income before provision for income taxes ...........      14.2%         17.2%
Provision for income taxes .........................      (5.7)%        (6.9)%
                                                         ------        ------
Net income .........................................       8.5%         10.3%
                                                         ======        ======

Three Months Ended December 31, 1997 Compared with Three Months Ended December 31, 1996

         Net sales increased 183% to $42.9 million for the three months ended December 31, 1997 from $15.2 million for the three months ended December 31, 1996. The Company attributes the improvement in sales during the first quarter of fiscal 1998 primarily to (i) revenue from the Company's fiscal 1997 acquisitions, (ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of souvenirs, apparel, and die-cast collectible goods; and (iii) an increase in membership in the Company's Racing Collectables Club of America to approximately 108,000 members at December 31, 1997 from approximately 79,000 members at December 31, 1996.

         Gross profit increased to $15.1 million in the first quarter of fiscal 1998 from $6.4 million in the first quarter of fiscal 1997, representing 35.1% and 42.1% of net sales, respectively. The decrease in gross profit as a percentage of net sales resulted from increased sales of apparel and souvenirs, which typically provide lower margins than sales of the Company's die-cast collectible products. Sales of apparel and souvenirs grew to 49.8% of net sales in the three months ended December 31, 1997 from 34.3% for the three-month period ended December 31, 1996, primarily as a result of the acquisitions completed in fiscal 1997.

         Selling, general and administrative expenses increased to $8.2 million in the three-month period ended December 31, 1997 from $3.4 million in the three-month period ended December 31, 1996, representing 19.1% and 22.4% of net sales, respectively. The decrease in such expenses as a percentage of sales resulted primarily from cost savings achieved with the integration and consolidation of operations of the businesses acquired in fiscal 1997. The integration and consolidation included the relocation of Motorsport Traditions into Sport Image's facility, the integration of management information systems, and a reduction in excess labor.

         Amortization of goodwill and other intangibles increased to $481,000 for the three-month period ended December 31, 1997 from $154,000 for the three-month period ended December 31, 1996. The increase in amortization of goodwill and other intangibles is related to the acquisitions of Sports Image, Motorsport Traditions, and other entities. The Company recorded goodwill and other intangibles of $47.7 million in connection with the fiscal 1997 acquisitions, and recorded an additional $25.4 million of goodwill and other intangibles from the acquisitions completed in the three-month period ended December 31, 1997. The Company is amortizing the goodwill and other intangibles over a period of 10 to 25 years.

         The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense of approximately $272,000 related to debt incurred in connection with the acquisitions of Sports Image and Motorsport Traditions, offset by an increase in interest income of approximately $220,000 related to proceeds from the Company's Common Stock offering in June 1997.

Pro Forma Results of Operations

         The following table sets forth the unaudited pro forma income statement data of the Company for the three-month period ended December 31, 1997 and 1996, giving effect to the acquisitions of Sports Image, Motorsport Traditions, RYP, Image Works, Simpson, the Rusty Wallace Acquisition, and the Revell Acquisition, as if they had occurred on October 1, 1996, using the purchase method of accounting for business combinations. The unaudited pro forma income statement data presented herein does not purport to represent what the Company's actual results of operations would have been had those acquisitions occurred on that date or to project the Company's results of operations for any future period.

                                           (in thousands, except per share data)
                                                For the Three Months Ended
                                           -------------------------------------
                                           December 31, 1997   December 31, 1996
                                           -----------------   -----------------
                                              (Unaudited)         (Unaudited)

Net sales ................................      $48,505             $35,341
Net income ...............................        3,974               1,189
Net income per common share ..............      $  0.24             $  0.08

         The pro forma results shown above do not account for efficiencies gained upon the consolidation of operations, including the elimination of duplicative functions and reduction of salaries expense and other related costs. The pro forma results of operations for the three-month period ended December 31, 1997 and 1996 reflect the amortization of goodwill and other intangibles arising from the acquisitions described above and include additional interest expense associated with the financing of the acquisitions of Sports Image and Motorsport Traditions.

Seasonality

         Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (the Company's third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products. The Company believes, however, that the acquisitions described above have provided additional distribution channels that increase holiday sales, with the effect of reducing seasonal fluctuations.

Liquidity and Capital Resources

         The Company's working capital position decreased to $41.7 million at December 31, 1997 from $57.0 million at September 30, 1997. The decrease of
$15.3 million is primarily attributable to the purchase prices paid and liabilities assumed in the Rusty Wallace Acquisition and the Revell Acquisition.

         Capital expenditures for the three-month period ended December 31, 1997 totaled approximately $4.4 million, of which approximately $3.5 million was utilized for the Company's continued investment in tooling.

         During the three-month period ended December 31, 1997, the Company issued 25,273 shares of Common Stock upon the exercise of stock options, resulting in total proceeds to the Company of approximately $200,000.

         On October 3, 1997 the Company issued 34,940 shares of common stock to RCR as a portion of the license fee pursuant to a license agreement entered into between the Company and RCR on that date.

         On January 2, 1997 the Company entered into a $16.0 million credit facility (the "Credit Facility"), with First Union National Bank of North Carolina. The Credit Facility, as amended in April 1997, consists of a revolving line of credit (the "Line of Credit") for up to $10.0 million through September 30, 1997 and up to $6.0 million from September 30, 1997 to March 31, 1998 and a $10.0 million letter of credit/bankers' acceptances facility (the "Letter of Credit/BA Facility"). Effective February 5, 1998, the Line of Credit was reinstated to $10.0 million from $6.0 million. The Line of Credit bears interest, at the Company's option, at a rate equal to either (i) the greater of
(a) the bank's publicly announced prime rate or (b) a weighted average Federal Funds rate plus 0.5%, or (ii) LIBOR plus 1.9%. The Line of Credit is guaranteed by the Company's subsidiaries. The Company had no outstanding borrowings under the Line of Credit as of December 31,1997. The Letter of Credit/BA Facility is available for issuances of letters of credit and eligible bankers' acceptances in an aggregate amount up to $10.0 million to enable the Company to finance purchases of products from its overseas vendors. The Company had outstanding purchase commitments of approximately $7.7 million under the Letter of Credit/BA Facility as of December 31, 1997. The Credit Facility will mature on March 31, 1998. The Credit Facility contains certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and limit the ability of the Company and its subsidiaries to incur additional indebtedness, to sell assets, or to engage in certain mergers or consolidations.

         On January 2, 1997, the Company issued an aggregate of $20.0 million principal amount of senior notes to three insurance companies (the "Senior Notes"). The Senior Notes bear interest at the rate of 8.05% per annum, provide for semi-annual payments of accrued interest, and mature on January 2, 1999. The Company may not prepay the Senior Notes prior to maturity, but must offer to redeem the Senior Notes in the event of a "Change of Control" of the Company, as defined in the Senior Notes. The Senior Notes contain certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and limit the ability of the Company and its subsidiaries to incur additional indebtedness, to sell assets or engage in certain mergers or consolidations. The Senior Notes are guaranteed by the Company's subsidiaries.

         On December 9, 1997, the Company acquired certain assets and assumed certain liabilities related to sales of motorsports merchandise licensed by NASCAR Winston Cup driver Rusty Wallace for approximately $6.0 million in cash. The Company paid $2.5 million at closing, with the remainder due in four installments ending September 30, 1998. In connection with the acquisition, the Company entered into a seven-year license agreement for the name and likeness of Mr. Wallace. The terms of this acquisition were determined by arms-length negotiations between representatives of Mr. Wallace and representatives of the Company.

         On December 19, 1997, the Company completed the Revell Acquisition, pursuant to which the Company acquired the assets and assumed certain liabilities related to Revell's motorsports die-cast collectible product lines. The preliminary purchase price of $24.8 million, which is subject to certain adjustments, consists of an initial cash payment of $14.8 million and $1.0 million per year for 10 years beginning on January 1, 1998, provided that certain conditions are met. Revell had sales of die-cast collectibles of approximately $20.0 million during 1997. The Company currently intends to market the Revell-trademarked products through its existing distribution channels, but with different features and at different price points from its current lines of die-cast collectibles. The Company and Revell also entered into a 10-year license agreement under which the Company has the right to utilize certain Revell trademarks in connection with sales of its die-cast products. In addition, the Company and Revell have formed a long-term strategic alliance under which (i) the Company will assist Revell to obtain licenses with top race car drivers for Revell's line of plastic model kits; (ii) Revell has appointed the Company as the exclusive distributor for trackside sales of Revell plastic model kits and as a non-exclusive distributor for retail sales of Revell plastic model kits through the Company's wholesale distribution network; and (iii) the Company will manufacture certain Revell-trademarked die-cast collectibles to enable Revell to fulfill commitments for 1998 mass market sales, and the Company will manufacture other licensed motorsports die-cast products for Revell's sales as promotional and premium products. The terms of this acquisition were determined by arms-length negotiations between representatives of Revell and representatives of the Company.

         The Company is subject to certain asserted and unasserted claims encountered in the normal course of business. The imposition of damages in certain of those matters could have a material adverse effect on the Company's financial position and results of operations.

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

         This report contains forward-looking statements, including statements regarding the Company's business strategies, the Company's business, and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in the Company's Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission.

           PART II - OTHER INFORMATION

           ITEM 1.  Legal Proceedings

                  Not applicable

           ITEM 2.  Changes in Securities

                  On October 3, 1997 the Company issued 34,940 shares of common stock valued at $28.62 per share to Richard Childress Racing Enterprises, Inc. as a portion of the license fee pursuant to a license agreement entered into between the Company and RCR on that date.

           ITEM 3.  Defaults Upon Securities

                  Not applicable

           ITEM 4.  Submissions of Matters to a Vote of Security Holders

                  Not applicable

           ITEM 5.  Other Information

                  Not applicable

           ITEM 6.  Exhibits and Reports on Form 8-K

                     (a)    Exhibits

                            10.51  Asset Purchase Agreement dated as of December
                                   19,   1997   between    Action    Performance
                                   Companies, Inc. and Revell-Monogram, Inc. (1)
                            11.1   Computation of Basic Earnings Per Share
                            11.2   Computation of Diluted Earnings Per Share
                            27     Financial Data Schedule

                     (1) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-45991), as filed with the Securities and Exchange Commission on February 10, 1998.

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

                       ACTION PERFORMANCE COMPANIES, INC.

Signature                               Capacity                                           Date
---------                               --------                                           ----

/s/ Fred W. Wagenhals             Chairman of the Board, President, and              February 13, 1998
-------------------------         Chief Executive Officer
Fred W. Wagenhals                 (Principal Executive Officer)


/s/ Christopher S. Besing         Vice President, Chief Financial Officer,           February 13, 1998
-------------------------         Treasurer, and Director
Christopher S. Besing             (Principal Financial and Accounting Officer)