Form 10-Q
period 1998-03-31
ACTION PERFORMANCE COMPANIES INC
filed 1998-05-15
CIK 892147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1998


                         Commission file number 0-21630


                       ACTION PERFORMANCE COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


        ARIZONA                                          86-0704792
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                              4707 E. Baseline Road
                                Phoenix, AZ 85040
                                 (602) 337-3700
    (Address, including zip code, and telephone number, including area code, of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -     -

As of May 7, 1998, there were outstanding 16,194,905 shares of the registrant's Common Stock, par value $.01 per share.

PART I, ITEM 1    FINANCIAL STATEMENTS

                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1998 and September 30, 1997
                        (in thousands, except share data)

                                                                             March 31,     September 30,
                                                                               1998            1997
                                                                             --------      ------------
                                                                            (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents .......................................          $ 97,405        $ 29,318
  Accounts receivable, net of allowance for
   doubtful accounts of $1,348 and $837,
   respectively ...................................................            27,989          17,802
  Inventories, net ................................................            28,977          17,855
  Prepaid royalties ...............................................             5,848           4,967
  Prepaid expenses and other assets ...............................             4,113           2,603
                                                                             --------        --------

    Total current assets ..........................................           164,332          72,545

PROPERTY AND EQUIPMENT, net .......................................            29,953          20,017

GOODWILL AND OTHER INTANGIBLES, net ...............................            75,279          46,409

NOTES RECEIVABLE AND OTHER ASSETS .................................             6,909           2,354
                                                                             --------        --------
                                                                             $276,473        $141,325
                                                                             ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable ................................................          $ 13,126        $  6,680
  Accrued royalties ...............................................             6,197           5,098
  Accrued expenses and other ......................................             3,250           2,442
  Current portion of long term debt ...............................            24,601           1,350
  Line of credit ..................................................             7,100             --
                                                                             --------        --------

    Total current liabilities .....................................            54,274          15,570

LONG-TERM DEBT:
  Convertible subordinated notes ..................................           100,000             --
  Other long-term debt ............................................             9,331          22,586
                                                                             --------        --------
    Total long-term debt ..........................................           109,331          22,586

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding ...................              --               --
  Common stock, $.01 par value, 25,000,000 shares
   authorized; 16,183,239 and 15,952,083 shares
   issued and outstanding, respectively ...........................               162             160
  Additional paid-in capital ......................................            86,990          84,984
  Retained earnings ...............................................            25,716          18,025
                                                                             --------        --------
    Total shareholders' equity ....................................           112,868         103,169
                                                                             --------        --------
                                                                             $276,473        $141,325
                                                                             ========        ========

                 The accompanying notes are an integral part of
                        these consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

     For The Three Month and Six Month Periods Ended March 31, 1998 and 1997
                                   (Unaudited)
                      (in thousands, except per share data)

                                                    Three Months Ended           Six Months Ended
                                                          March 31                   March 31
                                                   ----------------------      ----------------------
                                                     1998          1997          1998          1997
                                                   --------      --------      --------      --------
Sales:
  Collectibles ...........................         $ 26,291      $ 13,650      $ 46,217      $ 23,522
  Apparel and souvenirs ..................           24,235        13,121        45,625        18,334
  Promotional ............................            1,963         1,304         2,977         1,355
  Other ..................................              666           227         1,254           267
                                                   --------      --------      --------      --------
    Net sales ............................           53,155        28,302        96,073        43,478

Cost of sales ............................           32,994        17,521        60,855        26,302
                                                   --------      --------      --------      --------

Gross profit .............................           20,161        10,781        35,218        17,176

Operating expenses:
  Selling, general and
    administrative expenses ..............           10,535         5,857        18,735         9,256
  Non-recurring charge for
    litigation settlement ................              950          --             950          --
  Amortization of goodwill
    and other intangibles ................            1,209           341         1,690           495
                                                   --------      --------      --------      --------

     Total operating expenses ............           12,694         6,198        21,375         9,751
                                                   --------      --------      --------      --------

Income from operations ...................            7,467         4,583        13,843         7,425

Other income (expense):
  Interest income and other, net .........              172            94           464           166
  Interest expense .......................             (913)         (615)       (1,488)         (916)
                                                   --------      --------      --------      --------
    Total other income (expense) .........             (741)         (521)       (1,024)         (750)
                                                   --------      --------      --------      --------

Income before provision for
  income taxes ...........................            6,726         4,062        12,819         6,675

Provision for income taxes ...............            2,690         1,625         5,128         2,670
                                                   --------      --------      --------      --------

NET INCOME ...............................         $  4,036      $  2,437      $  7,691      $  4,005
                                                   ========      ========      ========      ========

NET INCOME PER COMMON SHARE:
  Basic ..................................         $   0.25      $   0.18      $   0.48      $   0.30
                                                   ========      ========      ========      ========
  Diluted ................................         $   0.24      $   0.17      $   0.46      $   0.29
                                                   ========      ========      ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ..................................           16,086        13,579        16,039        13,235
                                                   ========      ========      ========      ========
  Diluted ................................           16,666        14,129        16,591        13,786
                                                   ========      ========      ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          For The Six Months Ended March 31, 1998 and 1997 (Unaudited)

                                 (in thousands)

                                                                              1998             1997
                                                                            ---------        -------
Cash Flows from Operating Activities:
Net income ............................................................     $   7,691       $   4,005
  Adjustments to reconcile net income to
   net cash provided by operating activities
  Depreciation and amortization .......................................         4,364           1,916
  Change in assets and liabilities, net of
   businesses acquired:
    Accounts receivable ...............................................        (6,540)          1,154
    Inventories .......................................................       (10,058)         (2,794)
    Prepaid royalties .................................................          (510)         (1,591)
    Prepaid expenses and other assets .................................         1,289            (171)
    Accounts payable ..................................................         5,158            (736)
    Accrued royalties .................................................          (286)            300
    Accrued expenses and other ........................................           244             402
                                                                            ---------       ---------
     Net cash provided by
     operating activities .............................................         1,352           2,485

Cash Flows from Investing Activities:
  Purchase of property and equipment ..................................        (8,871)         (3,635)
  Deposits on property and equipment ..................................        (1,783)           --
  Proceeds from sale of equipment .....................................           287             111
  Acquisition of businesses and other
   intangibles, less cash acquired ....................................       (23,091)          1,140
                                                                            ---------       ---------
    Net cash used in investing activities .............................       (33,458)         (2,384)

Cash Flows from Financing Activities:
  Borrowings on line of credit ........................................         9,600           4,379
  Payments on line of credit ..........................................        (2,500)         (5,279)
  Proceeds from issuance of common stock ..............................          --             2,600
  Net proceeds from issuance of common stock
   upon exercise of stock options .....................................         1,008             747
  Payments on long-term debt ..........................................        (4,430)         (4,552)
  Issuance of convertible subordinated notes ..........................       100,000            --
  Payments for offering-related expenses ..............................        (3,500)           --
  Collections on notes receivable .....................................            15            --
                                                                            ---------       ---------
    Net cash provided by (used in)
     financing activities .............................................       100,193          (2,105)
                                                                            ---------       ---------

  Net change in cash and cash equivalents .............................        68,087          (2,004)
  Cash and cash equivalents,
   beginning of period ................................................        29,318           4,983
                                                                            ---------       ---------
  Cash and cash equivalents, end of period ............................     $  97,405       $   2,979
                                                                            =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998



(1)      INTERIM FINANCIAL REPORTING


The accompanying unaudited consolidated financial statements for Action Performance Companies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the six-month period ended March 31, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 1998. Certain prior period amounts have been reclassified to conform to the March 31, 1998 presentation. These financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 1997.


(2)      SUPPLEMENTAL CASH FLOW INFORMATION


The supplemental cash flow disclosures and non-cash transactions for the six-month periods ended March 31, 1998 and 1997 are as follows (in thousands):

                                                             1998          1997
                                                           -------       -------


Supplemental disclosures:

  Interest paid ....................................       $ 1,122       $   428
  Income taxes paid ................................         5,110         2,981


Non-cash transactions:

  Common stock issued in acquisitions ..............       $  --         $ 9,612

  Common stock issued in license agreement .........         1,000          --
  Debt and liabilities incurred or
    assumed in acquisitions ........................        16,014        38,392

  Sale of equipment for notes receivable ...........            35           445
  Assets acquired under capital lease ..............           183          --
  Assets acquired under note .......................         1,562          --

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

On December 19, 1997, the Company acquired the assets and assumed certain liabilities related to the motorsports die-cast collectible product lines of Revell-Monogram, Inc. ("Revell"). The preliminary price of $24.8 million, which is subject to certain adjustments, consists of an initial cash payment of $14.8 million and $1.0 million per year for 10 years, which is treated as a note payable in the accompanying financial statements with an imputed interest rate of 8%. Revell distributed die-cast collectibles through a network of wholesale distributors and a collectible club, which together generated die-cast collectible sales of approximately $20.0 million during 1997. The Company and Revell also entered into a 10-year license agreement under which the Company has the right to utilize certain "Revell" trademarks in connection with sales of its die-cast products.

On January 8, 1998, the Company acquired certain assets and assumed certain liabilities of Brookfield Collectors Guild, Inc. ("Brookfield"). The purchase price consisted of (i) approximately $800,000 in cash and (ii) up to 27,397 shares of Common Stock, subject to certain adjustments, to be issued on or before December 31, 1998. In addition, the Company repaid approximately $1.8 million of the assumed liabilities at the time of closing. Brookfield distributed various motorsport die-cast collectibles and ensembles as well as various other die-cast replicas.

(4)      UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS

The following unaudited pro forma income statement data for the six-month periods ended March 31, 1998 and 1997 present the results of operations of the Company as if the acquisitions of the businesses acquired during fiscal 1997 and the first two quarters of fiscal 1998 had occurred as of October 1, 1996. These acquisitions include Sports Image, Inc., Motorsport Traditions, Ltd., Creative Marketing & Promotions, Inc., Robert Yates Promotions, Inc., Image Works, Inc., the collectibles business of Simpson Products, Inc., the Rusty Wallace acquisition, the Revell acquisition, and the Brookfield acquisition. Pro forma results are as follows (in thousands, except per share data):

                                          Six Months Ended     Six Months Ended
                                           March 31, 1998       March 31, 1997
                                          ----------------     ----------------

         Revenues.........................   $103,312               $75,947
         Net income.......................      8,944(1)              3,806
         Net income per common share......   $   0.54(1)            $  0.27

         (1) Excludes a non-recurring legal settlement charge of $950,000 or $0.03 per share

(5)      SALE OF CONVERTIBLE SUBORDINATED NOTES

On March 24, 1998, the Company sold $100.0 million of 4 3/4% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible, at the option of the holders, into shares of Common Stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined in the Notes. The Indenture governing the Notes does not limit or prohibit the incurrence of additional indebtedness, including senior indebtedness, by the Company or its subsidiaries. The Company, at its option, may redeem the Notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the Indenture governing the Notes. Upon the occurrence of a "change in control" or a "termination of trading," as defined in the Indenture, the holders of the Notes will have the right to require the Company to repurchase all or any part of such holders' Notes at 100% of their principal amount, plus accrued and unpaid interest. The net proceeds to the Company from this offering were approximately $96.5 million, after deducting estimated offering expenses and the Initial Purchasers' discount of 3.0%.

(6)      CREDIT FACILITY

On January 2, 1997 the Company entered into a credit facility (the "Credit Facility") with First Union National Bank of North Carolina ("First Union"). The Credit Facility, as subsequently amended, consists of a revolving line of credit for up to $10.0 million (the "Line of Credit") and a $15.0 letter of credit/bankers' acceptances facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at the Company's option, at a rate equal to either (i) the greater of (a) the bank's publicly announced prime rate or (b) a weighted average Federal Funds rate plus 0.5%, or (ii) LIBOR plus 1.9%. The Line of Credit is guaranteed by the Company's subsidiaries. The Company had outstanding borrowings of $7.1 million under the Line of Credit as of March 31, 1998, which represents amounts borrowed prior to the sale of the Notes in March 1998. The Company repaid the amounts borrowed under the Line of Credit in April 1998. The Letter of Credit/BA Facility is available for issuances of letters of credit and eligible bankers' acceptances in an aggregate amount up to $15.0 million to enable the Company to finance purchases of products from its overseas vendors. The Company had outstanding purchase commitments of approximately $9.7 million under the Letter of Credit/BA Facility as of March 31, 1998. The Credit Facility contains certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and limit the ability of the Company and its subsidiaries to incur additional indebtedness, to sell assets, or to engage in certain mergers or consolidations. The Credit Facility matured on March 31, 1998 and has been extended until May 31, 1998. The Company and First Union currently are negotiating the terms of an extension of the Credit Facility and an increase in the amounts available for borrowings under the Credit Facility.

(7)      COMMITMENTS AND CONTINGENCIES

The Company is subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(8)       LEGAL SETTLEMENTS

In March 1998, the Company agreed to settle a lawsuit with Petty Enterprises, Inc. and an affiliate of Petty Enterprises, Inc. Under the financial terms of the settlement, the Company will pay a total of approximately $700,000 to Petty Enterprises, Inc. as payment in full for royalties and other fees in connection with licenses for future sales of licensed products. The settlement is subject to the execution of definitive settlement agreements. The accompanying financial statements include a charge of $950,000 incurred as a result of this settlement and related charges. See Part II, Item 1 "Legal Proceedings."

In March 1998, the Company and other defendants also agreed to settle an environmental lawsuit with the State of Arizona. Under the agreement, the former shareholders of F.W. & Associates, Inc., including Fred W. Wagenhals, the Company's Chairman of the Board, President, and Chief Executive Officer, paid an aggregate of $800,000 to the state and certain parties seeking indemnity from the Company. The Company will not incur any costs in connection with this settlement.

(9)      SUBSEQUENT EVENTS

On April 20, 1998, the Company announced that it would make a $1.0 million equity investment in LBE Technologies, Inc. ("LBET") under the terms of a five-year strategic alliance. The agreement provides the Company with exclusive merchandising rights at each of LBET's "NASCAR Silicon Motor Speedway" centers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         In November 1996, the Company acquired Sports Image, Inc. ("Sports Image") and in January 1997 the Company acquired Motorsport Traditions Limited Partnership and Creative Marketing and Promotions, Inc. (together "Motorsport Traditions"), each of which marketed and distributed licensed motorsports apparel, die-cast collectibles and other souvenir items. In July 1997, the Company acquired Robert Yates Promotions, Inc. ("RYP"), which had operations similar to those of Sports Image and Motorsport Traditions, and Image Works, Inc. ("Image Works"), which manufactures and markets licensed motorsports apparel through the mass-merchandising markets. The Company acquired certain assets and assumed certain liabilities related to the mini-helmet collectible business of Simpson Racing Products, Inc. ("Simpson") in August 1997.

         In December 1997, the Company acquired assets related to sales of motorsports merchandise licensed by NASCAR driver Rusty Wallace (the "Rusty Wallace Acquisition"). The Company and an affiliate of Rusty Wallace also entered into a seven-year license agreement. In December 1997, the Company also acquired the assets related to certain "Revell" trademarked die-cast products (the "Revell Acquisition"). The Company and Revell also entered into a 10-year license agreement and a long-term strategic alliance involving extensive marketing and distribution arrangements. In January 1998, the Company acquired the assets and assumed certain liabilities of Brookfield, which distributes various motorsports collectibles and other die-cast replicas.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                                              Three Months Ended        Six Months Ended
                                                                   March 31,                March 31,
                                                            -----------------------  ----------------------
                                                               1998        1997       1998         1997
                                                               ----        ----       ----         ----
                                                            (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Sales:
  Collectibles ........................................        49.5%       48.2%       48.1%       54.1%
  Apparel and souvenir ................................        45.6        46.4        47.5        42.2
  Promotional .........................................         3.7         4.6         3.1         3.1
  Other ...............................................         1.2          .8         1.3          .6
                                                              -----       -----       -----       -----
    Net sales .........................................       100.0       100.0       100.0       100.0
  Cost of sales .......................................        62.1        61.9        63.3        60.5
                                                              -----       -----       -----       -----
  Gross Profit ........................................        37.9        38.1        36.7        39.5
  Selling, general and administrative expenses ........        19.8        20.7        19.5        21.3
  Settlement costs ....................................         1.8         0.0         1.0         0.0
  Amortization of goodwill and other intangibles ......         2.3         1.2         1.8         1.1
                                                              -----       -----       -----       -----
  Income from operations ..............................        14.0        16.2        14.4        17.1
  Interest income (expense) and other, net ............        (1.4)       (1.8)       (1.1)       (1.7)
                                                              -----       -----       -----       -----
  Income before provision for income taxes ............        12.6        14.4        13.3        15.4
  Provision for income taxes ..........................        (5.0)       (5.8)       (5.3)       (6.2)
                                                              -----       -----       -----       -----
  Net income ..........................................         7.6%        8.6%        8.0%        9.2%
                                                              =====       =====       =====       =====

Three  Months  Ended March 31, 1998  Compared  with Three Months Ended March 31,
1997

         Net sales increased 87.8% to $53.2 million for the three months ended March 31, 1998 from $28.3 million for the three months ended March 31, 1997. The Company attributes the improvement in sales during the second quarter of fiscal 1998 primarily to (i) revenue from the Company's acquisitions during the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998; (ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of souvenirs, apparel, and die-cast collectible goods; (iii) increased sales of products licensed by race car drivers with significant accomplishments during the period; (iv) an increase in membership in the Company's Racing Collectables Club of America to approximately 123,000 members at March 31, 1998 from approximately 86,000 members at March 31, 1997; and (v) increased sales in conjunction with the new NASCAR race event in Las Vegas, Nevada in March 1998.

         Gross profit increased to $20.2 million in the second quarter of fiscal 1998 from $10.8 million in the second quarter of fiscal 1997, representing 37.9% and 38.1% of net sales, respectively. The sales mix between die-cast products and apparel and souvenir products was virtually unchanged during the period.

         Selling, general and administrative expenses increased to $10.5 million in the three-month period ended March 31, 1998 from $5.9 million in the three-month period ended March 31, 1997, representing 19.8% and 20.7% of net sales, respectively. The decrease in such expenses as a percentage of sales resulted primarily from cost savings achieved with the integration of the businesses acquired in fiscal 1997 and the first quarter of fiscal 1998.

         During the three-month period ended March 31, 1998, the Company recorded a non-recurring charge of $950,000, or $0.03 per share, for the settlement of a pending lawsuit and related charges. This settlement represents 1.8% of net sales for the three months ended March 31, 1998.
See Part II, Item 1 "Legal Proceedings."

         Amortization of goodwill and other intangibles increased to $1.2 million for the three-month period ended March 31, 1998 from $341,000 for the three-month period ended March 31, 1997. The increase in amortization of goodwill and other intangibles is related to the acquisitions made during the fourth quarter of fiscal 1997 and first two quarters of fiscal 1998 as well as various long term license agreements. The Company recorded goodwill and other intangibles of $14.1 million in connection with the fourth quarter fiscal 1997 acquisitions, and recorded an additional

$30.1 million of goodwill and other intangibles from the acquisitions completed in the six-month period ended March 31, 1998. The Company is amortizing the goodwill and other intangibles over a period of 3 to 25 years.

         The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense of approximately $150,000 related to debt incurred in connection with the acquisitions of Image Works and Revell. Interest expense associated with the Notes issued in March 1998 was offset by interest income on the related proceeds.

Six Months Ended March 31, 1998 Compared with Six Months Ended March 31, 1997

         Net sales increased 121% to $96.1 million for the six months ended March 31, 1998 from $43.5 million for the six months ended March 31, 1997. The Company attributes the improvements in sales during the first two quarters of fiscal 1998 primarily to (i) revenue from the acquisitions completed during fiscal 1997 and the first quarter of fiscal 1998; (ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of souvenirs, apparel, and die-cast collectible goods; (iii) increased sales of products licensed by race car drivers with significant accomplishments during the period; (iv) an increase in membership in the Company's Racing Collectables Club of America to approximately 123,000 members at March 31, 1998 from approximately 86,000 members at March 31, 1997; and (v) increased sales in conjunction with the new NASCAR race event in Las Vegas, Nevada in March 1998.

         Gross profit increased to $35.2 million in the six months ended March 31, 1998 from $17.2 million in the six months ended March 31, 1997, representing 36.7% and 39.5% of net sales, respectively. The decrease in gross profit as a percentage of net sales resulted from increased sales of apparel and souvenirs, which typically provide lower margins than sales of the Company's die-cast collectible products. Sales of apparel and souvenirs grew to 47.5% of net sales in the six months ended March 31, 1998 from 42.2% for the six-month period ended March 31, 1997, primarily as a result of the acquisitions completed in fiscal 1997.

         Selling, general and administrative expenses increased to $18.7 million in the six-month period ended March 31, 1998 from $9.3 million in the six-month period ended March 31, 1997, representing 19.5% and 21.3% of net sales, respectively. The decrease in such expenses as a percentage of sales resulted primarily from cost savings achieved with the integration of the businesses acquired in fiscal 1997 and the first quarter of fiscal 1998.

         During the six-month period ended March 31, 1998, the Company recorded a non-recurring charge of $950,000, or $0.03 per share, for the settlement of a pending lawsuit and related charges. This settlement represents 1.0% of net sales for the six months ended March 31, 1998. See Part II, Item 1 "Legal Proceedings."

         Amortization of goodwill and other intangibles increased to $1.7 million for the six-month period ended March 31, 1998 from $495,000 for the six-month period ended March 31, 1997. The increase in amortization of goodwill and other intangibles is related to the acquisitions made during the fourth quarter of fiscal 1997 and first two quarters of fiscal 1998 as well as various long-term license agreements. The Company recorded goodwill and other intangibles of $14.1 million in connection with the fiscal 1997 acquisitions, and recorded an additional $30.1 million of goodwill and other intangibles from the acquisitions completed in the six-month period ended March 31, 1998. The Company is amortizing the goodwill and other intangibles over a period of 3 to 25 years.

         The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense of approximately $272,000 related to debt incurred in connection with the acquisitions of Sports Image and Motorsport Traditions, offset by an increase in interest income of approximately $220,000 related to proceeds from the Company's Common Stock offering in June 1997, and an additional $150,000 of interest expense associated with the Revell and Image Works acquisitions. Interest expense associated with the Notes issued in March 1998 was offset by interest income on the related proceeds.

Pro Forma Results of Operations

         The following table sets forth the unaudited pro forma income statement data of the Company for the six-month period ended March 31, 1998 and 1997, giving effect to the acquisitions of Sports Image, Motorsport Traditions, RYP, Image Works, Simpson, Brookfield, and the Rusty Wallace Acquisition and Revell Acquisition, as if they had occurred on October 1, 1996, using the purchase method of accounting for business combinations. The unaudited pro forma income statement data presented herein does not purport to represent what the Company's actual results of operations would have been had those acquisitions occurred on that date or to project the Company's results of operations for any future period.

                                           (in thousands, except per share data)
                                                  For the Six-Months Ended
                                           -------------------------------------
                                           March 31, 1998         March 31, 1997
                                           --------------         --------------
                                             (Unaudited)            (Unaudited)

Net sales                                    $103,312                $ 75,947
Net income                                      8,944(1)                3,806
Net income per common share                  $   0.54(1)             $   0.27

(1) Excludes a one-time legal settlement charge of $950,000, or $0.03 per share.

         The pro forma results shown above do not account for efficiencies gained upon the consolidation of operations, including the elimination of duplicative functions and reduction of salaries expense and other related costs. The pro forma results of operations for the six-month period ended March 31, 1998 and 1997 reflect the amortization of goodwill and other intangibles arising from the acquisitions described above and include additional interest expense associated with the financing of the acquisitions of Sports Image, Motorsport Traditions, Image Works, Rusty Wallace, and the Revell Acquisition.

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

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. The Company recently commenced a program to install new computer software programs that are intended to integrate the Company's management information systems throughout its organizational structure, as well as to comply with "Year 2000" requirements. The Company anticipates that these software systems, which are designed to improve the content, quality, and flow of information within the Company, will be operational in the last quarter of the calendar 1998. The Company believes that its new software systems will comply with the Year 2000 requirements, and the Company currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of any of its systems to be Year 2000 compliant. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which the Company's systems interface will continue to properly interface with the Company's systems and will otherwise be compliant on a timely basis with Year 2000 requirements. The Company currently is developing a plan to evaluate the Year 2000 compliance status of third parties with which its computer systems interface. Any failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results.

Liquidity and Capital Resources

         The Company's working capital position increased to $110.1 million at March 31, 1998 from $57.0 million at September 30, 1997. The increase of $53.1 million is primarily attributable to the net proceeds of approximately $96.5 million from the private placement of the Notes in March 1998, which was partially offset by the classification of the Company's Senior Notes (as described below) becoming classified as current obligations during the quarter ended March 31, 1998.

         Capital expenditures for the six-month period ended March 31, 1998 totaled approximately $10.7 million, of which approximately $5.9 million was utilized for the Company's continued investment in tooling.

         During the six-month period ended March 31, 1998, the Company issued 160,793 shares of Common Stock upon the exercise of stock options, resulting in total proceeds to the Company of approximately $1.0 million.

         On October 3, 1997 the Company issued 34,940 shares of common stock to RCR as a portion of the license fee pursuant to a license agreement entered into between the Company and RCR on that date.

         The Company has a credit facility (the "Credit Facility") with First Union National Bank of North Carolina ("First Union"). The Credit Facility, as amended, currently consists of a revolving line of credit for up to $10.0 million (the "Line of Credit") and a $15.0 letter of credit/bankers' acceptances facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at the Company's option, at a rate equal to either (i) the greater of
(a) the bank's publicly announced prime rate or (b) a weighted average Federal Funds rate plus 0.5%, or (ii) LIBOR plus 1.9%. The Line of Credit is guaranteed by the Company's subsidiaries. The Company had outstanding borrowings of approximately $7.1 million under the Line of Credit as of March 31, 1998, which represents amounts borrowed prior to the sale of the Notes in March 1998. The Company repaid the amounts borrowed under the Line of Credit in April 1998. The Letter of Credit/BA Facility is available for issuances of letters of credit and eligible bankers' acceptances in an aggregate amount up to $15.0 million to enable the Company to finance purchases of products from its overseas vendors. The Company had outstanding purchase commitments of approximately $9.7 million under the Letter of Credit/BA Facility as of March 31, 1998. The Credit Facility contains certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and limit the ability of the Company and its subsidiaries to incur additional indebtedness, to sell assets, or to engage in certain mergers or consolidations. The Credit Facility matured on March 31, 1998 and has been extended until May 31, 1998. The Company and First Union currently are negotiating the terms of an extension of the Credit Facility and an increase in the amounts available for borrowings under the Credit Facility.

         On January 2, 1997, the Company issued an aggregate of $20.0 million principal amount of senior notes to three insurance companies (the "Senior Notes"). The Senior Notes bear interest at the rate of 8.05% per annum, provide for semi-annual payments of accrued interest, and mature on January 2, 1999. The Company may not prepay the Senior Notes prior to maturity, but must offer to redeem the Senior Notes in the event of a "Change of Control" of the Company, as defined in the Senior Notes. The Senior Notes contain certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and limit the ability of the Company and its subsidiaries to incur additional indebtedness, to sell assets or engage in certain mergers or consolidations and to pay dividends without the consent of the lenders. The Senior Notes are guaranteed by the Company's subsidiaries.

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

         On December 19, 1997, the Company completed the Revell Acquisition, pursuant to which the Company acquired the assets and assumed certain liabilities related to Revell's die-cast collectible product lines. The preliminary price of $24.8 million, which is subject to certain adjustments, consists of an initial cash payment of $14.8 million and $1.0 million per year for 10 years, which is treated as a note payable in the accompanying financial statements with an imputed interest rate of 8%. Revell had sales of die-cast collectibles of approximately $20.0 million during 1997. The Company currently intends to market the Revell-trademarked products through its existing distribution channels, but with different features and at different price points from its current lines of die-cast collectibles. The Company and Revell also entered into a 10-year license agreement under which the Company has the right to utilize certain Revell trademarks in connection with sales of its die-cast products. In addition, the Company and Revell have formed a long-term strategic alliance under which (i) the Company will assist Revell to obtain licenses with top race car drivers for Revell's line of plastic model kits; (ii) Revell has appointed the Company as the exclusive distributor for trackside sales of Revell plastic model kits and as a non-exclusive distributor for retail sales of Revell plastic model kits through the Company's wholesale distribution network; and (iii) the Company will have certain Revell-trademarked die-cast collectibles manufactured to enable Revell to fulfill commitments for 1998 mass market sales, and the Company will have other licensed motorsports die-cast products manufactured for Revell's sales as promotional and premium products. The terms of this acquisition were determined by arms-length negotiations between representatives of Revell and representatives of the Company.

         On January 8, 1998, the Company acquired the assets and assumed certain liabilities of Brookfield. The purchased price consisted of (i) approximately $800,000 in cash and (ii) up to 27,397 shares of Common Stock, subject to certain adjustments, to be issued on or before December 31, 1998. In addition, the Company repaid approximately $1.8 million of the assumed liabilities at the time of closing. Brookfield distributes various motorsport die-cast collectibles and ensembles as well as various other die-cast replicas.

         On  March  24,  1998,  the  Company  sold  $100.0  million  of  4  3/4%
Convertible Subordinated Notes due 2005. The Notes are convertible, at the option of the holders, into shares of Common Stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 1998. The Notes mature on April 1, 2005. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined in the Notes. The Indenture governing the Notes does not limit or prohibit the incurrence of additional indebtedness, including senior indebtedness, by the Company or its subsidiaries. The Company, at its option, may redeem the Notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the Indenture governing the Notes. Upon the occurrence of a "change in control" or a "termination of trading," as defined in the Indenture, the holders of the Notes will have the right to require the Company to repurchase all or any part of such holders' Notes at 100% of their principal amount, plus accrued and unpaid interest. The net proceeds to the Company from the offering were approximately $96.5 million, after deducting estimated offering expenses and the Initial Purchasers' discount of 3.0%.

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

        PART II - OTHER INFORMATION

        ITEM 1.  Legal Proceedings


             On May 17, 1993, the state of Arizona (the "State") instituted a lawsuit against the Company and 29 other defendants in the United States District Court for the District of Arizona. The State sought recovery of certain clean-up costs under federal and state environmental laws. The State alleged that F.W. Leisure Industries, Inc. and/or F.W. & Associates, Inc. were predecessors of the Company that produced and arranged for the transportation of hazardous substances to the property involved in the lawsuit. In March 1998, the parties settled the lawsuit. Under the terms of the settlement, the former shareholders of F.W. & Associates, Inc., including Fred W. Wagenhals, the Company's Chairman of the Board, President, and Chief Executive Officer, paid an aggregate of $800,000 to the State and certain parties seeking indemnity from the Company. The Company will not incur any costs in connection with this settlement.

             On March 4, 1997, two class action lawsuits were filed against the Company and approximately 28 other defendants in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants engaged in price fixing and other anti-competitive activities in violation of federal anti-trust laws. The alleged class of plaintiffs consists of all purchasers of souvenirs or merchandise from licensed vendors at any NASCAR Winston Cup race or supporting event during the period commencing January 1, 1991. The Company was named as a defendant based upon actions alleged to have been taken by Sports Image, Inc., a North Carolina corporation ("Sports Image N.C.") and Creative Marketing & Promotions, Inc. ("CMP") prior to the Company's acquisitions of the assets and capital stock, respectively, of those entities. The actions were subsequently consolidated by order of the court. The caption of the consolidated action is "In re Motorsports Merchandise Antitrust Litigation" and the files are maintained under Master File No. 1-97-CV-0569-CC. On May 30, 1997, a consolidated amended complaint was filed, which deleted the Company as a defendant with respect to claims based upon actions alleged to have been taken by Sports Image N.C. and which named the Company's wholly owned subsidiary, Sports Image, Inc., an Arizona corporation ("Sports Image AZ"), as a defendant with respect to those claims. The Company remains a defendant with respect to claims based upon actions alleged to have been taken by CMP. On July 31, 1997, the Company acquired all of the outstanding capital stock of RYP, which is another defendant in this matter. Accordingly, the Company has assumed the defense of this matter with respect to claims based upon actions alleged to have been taken by RYP and will be responsible for costs, fees, expenses, damages, payments, credits, rebates, and penalties, if any, arising out of this matter with respect to RYP. The seller of RYP has agreed to be responsible for amounts, if any, in excess of $400,000 (the "$400,000 Cap"). The $400,000 Cap excludes attorneys fees and certain other costs and expenses that the Company may incur in defending or settling this matter. The plaintiffs have requested injunctive relief and monetary damages of three times an unspecified amount of damages that the plaintiffs claim to have actually suffered. On August 1, 1997, answers were filed on behalf of the Company and Sports Image AZ denying the allegations of the complaint. Pursuant to an agreement between the plaintiffs and Sports Image AZ to toll the running of the statute of limitations with respect to any claims against Sports Image AZ, on November 17, 1997 the plaintiffs filed a motion to dismiss Sports Image AZ from the case without prejudice. On March 20, 1998, the court granted that motion and Sports Image, AZ was dismissed from the case without prejudice. On March 2, 1998, the plaintiffs filed, pursuant to an order of the court, a second consolidated amended complaint intended to set forth certain of the allegations with greater specificity. The parties currently are conducting class discovery. The Company intends to vigorously defend the claims asserted in this lawsuit.

             On June 4, 1997, Kellogg Company ("Kellogg") filed a lawsuit against Fred W. Wagenhals and the Company in the United States District Court for the Western District of Michigan. The complaint alleged that after the expiration of its 1996 license agreement with Kellogg, the Company produced 1997 model year products for which it did not have a valid license. In October 1997, the Company, Mr. Wagenhals, and Kellogg settled this lawsuit. Under the terms of the settlement, (a) the Company paid Kellogg $70,000, (b) the Company and Kellogg entered into a license agreement with respect to certain products, and (c) the respective parties entered into mutual releases.

             On June 4, 1997, Petty Enterprises, Inc. Licensing Division filed a lawsuit against the Company and Fred W. Wagenhals. The plaintiff alleged that the Company engaged in trademark infringement and other improper activities with respect to sales of products licensed by Petty Enterprises, Inc. The Company and Mr. Wagenhals filed an answer denying the plaintiff's allegations; the Company filed counterclaims against the plaintiff for various claims, including breach of contract, defamation and damage to reputation, and tortious interference with prospective business relationships; and Mr. Wagenhals filed counterclaims against the plaintiff for defamation and damage to reputation. In addition, the Company and Mr. Wagenhals collectively filed a third-party complaint against Brett Nelson, an affiliate of the plaintiff, for various claims, including defamation and damage to reputation. Petty Enterprises, Inc. filed an answer denying the allegations in the counterclaims and Mr. Nelson filed an answer denying the allegations against him. The court denied motions to dismiss by all parties, and on March 6, 1998, the parties reached an agreement to resolve their differences. Under the financial terms of the agreement, the Company will pay a total of approximately $700,000 to Petty Enterprises, Inc. as payment in full for royalties and other fees in connection with licenses for future sales of certain products. The settlement, however, is subject to the execution of definitive settlement agreements.

        ITEM 2.  Changes in Securities

             On March 18,  1998,  the Company  completed a private  placement of
             $100 million principal amount of 4 3/4 % Convertible Subordinated Notes due 2005. The initial purchasers of the Notes were NationsBanc Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc., and Piper Jaffray Inc. (the "Initial Purchasers"). The Initial Purchasers' discount was 3.0% of the par value of the Notes. The Company issued the Notes pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Notes are convertible into shares of the Company's Common Stock at any time prior to maturity at a conversion price of $48.20 per share, subject to adjustments in certain events.

        ITEM 3.  Defaults Upon Securities

             Not applicable

        ITEM 4.  Submissions of Matters to a Vote of Security Holders


             The Company's 1998 Annual Meeting of Shareholders was held on March 2, 1998. The following nominees were elected to the Company's Board of Directors to serve until their successors are elected or have been qualified, or until their earlier resignation or removal:

                  Nominee                    Votes in Favor          Withheld
                  -------                    --------------          --------
                  Fred W. Wagenhals            14,563,579             81,453
                  Tod J. Wagenhals             14,573,989             71,043
                  Christopher S. Besing        14,573,989             71,043
                  Charles C. Blossom, Jr.      14,573,989             71,043
                  Melodee L. Volosin           14,573,989             71,043
                  John S. Bickford, Sr.        14,573,989             71,043
                  John M. Lloyd                14,573,989             71,043
                  Robert H. Manschot           14,573,989             71,043

             The following items were voted upon by the Company's shareholders:

             (a) Proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending September 30, 1998.

                    Votes in Favor     Opposed    Abstained    Broker Non-Vote
                    --------------     -------    ---------    ---------------
                      14,631,033        6,951       7,048           -0-


        ITEM 5.  Other Information

                 Not applicable

        ITEM 6.  Exhibits and Reports on Form 8-K

                 (a)   Exhibits

                       4.2      Indenture  dated as of March 24,  1998,  between
                                Action  Performance  Companies,  Inc., and First
                                Union National Bank, as Trustee, including forms
                                of Notes
                       10.42A   First  Amendment  dated as of March 18,  1998 to
                                Note Purchase  Agreement  dated as of January 2,
                                1997, among Action Performance Companies,  Inc.,
                                Jefferson-Pilot    Life    Insurance    Company,
                                Alexander  Hamilton  Life  Insurance  Company of
                                America,   and  First  Alexander  Hamilton  Life
                                Insurance Company
                       10.43A   Amendment and Consent to Credit  Agreement dated
                                March 18, 1998, by and among Action  Performance
                                Companies,  Inc., various subsidiary guarantors,
                                and First Union National Bank of North Carolina
                       10.52    1998 Non-Qualified Stock Option Plan
                       10.53    Purchase  Agreement  dated  March 18, 1998 among
                                Action Performance Companies,  Inc., NationsBanc
                                Montgomery   Securities  LLC,  CIBC  Oppenheimer
                                Corp.,   EVEREN  Securities,   Inc.,  and  Piper
                                Jaffray Inc.
                       10.54    Registration  Rights  Agreement  dated March 24,
                                1998, by and among Action Performance Companies,
                                Inc.,  NationsBanc  Montgomery  Securities  LLC,
                                CIBC Oppenheimer Corp., EVEREN Securities, Inc.,
                                and  Piper  Jaffray  Inc.
                       11.1     Computation of Basic Earnings Per Share
                       11.2     Computation of Diluted Earnings Per Share
                       27       Financial Data Schedule

                      (b)       Reports on Form 8-K

                                On March 10, 1998, the Company filed a Current Report on Form 8-K dated March 5, 1998, in which it filed the press release regarding the proposed private placement of convertible subordinated notes. The press release was filed pursuant to Rule 135(c) under the Securities Act of 1933, as amended.

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

                    ACTION PERFORMANCE COMPANIES, INC.

Signature                                        Capacity                                       Date
---------                                        --------                                       ----
/s/ Fred W. Wagenhals                Chairman of the Board, President, and                  May 14, 1998
______________________               Chief Executive Officer
Fred W. Wagenhals                    (Principal Executive Officer)


/s/ Christopher S. Besing            Vice President, Chief Financial Officer,               May 14, 1998
______________________               Treasurer, and Director
Christopher S. Besing                (Principal Financial and Accounting Officer)

                                       19