Form 10-K/A
period 1997-09-30
ACTION PERFORMANCE COMPANIES INC
filed 1998-05-21
CIK 892147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For fiscal year ended September 30, 1997

                         Commission file number 0-21630

                            -------------------------`

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

                       ACTION PERFORMANCE COMPANIES, INC.

                                  FORM 10-K/A

                               AMENDMENT No. 1 TO

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                            Page
PART II

     ITEM 6.      SELECTED FINANCIAL DATA....................................  1
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............  3
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 10

PART IV

     ITEM 14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND
                  REPORTS ON FORM 8-K ....................................... 11



SIGNATURES        ........................................................... 14

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-1

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

                                                      Fiscal Year Ended September 30,
                                       -----------------------------------------------------------
                                          1993         1994         1995        1996        1997
                                          ----         ----         ----        ----        ----
                                                 (in thousands, except per share amounts)
Statement of Operations Data:
Sales:
   Collectibles ....................   $  11,558    $  12,802    $  23,443   $  40,904   $  63,846
   Apparel and souvenirs ...........        --            143        1,190       1,961      60,430
   Promotional .....................        --           --           --         1,351       5,085
   Other(1)(2) .....................       3,550        3,924        1,498        --         1,019
                                       ---------    ---------    ---------   ---------   ---------
      Net sales(3) .................      15,108       16,869       26,131      44,216     130,380
Cost of sales ......................       9,730       10,488       15,882      25,296      80,995
                                       ---------    ---------    ---------   ---------   ---------
Gross profit .......................       5,378        6,381       10,249      18,920      49,385
Selling, general and administrative
   expenses ........................       6,552        5,808        6,115       9,262      24,564
Settlement costs ...................        --           --           --          --         5,400(5)
Amortization of goodwill and other
   intangibles .....................        --           --              4           4       1,286
                                       ---------    ---------    ---------   ---------   ---------
Income (loss) from operations ......      (1,174)         573        4,130       9,654      18,135
Interest income (expense) and other,
   net .............................         (66)        (164)          24         216      (1,225)
                                       ---------    ---------    ---------   ---------   ---------
Income (loss) before provision for
   (benefit from) income taxes .....      (1,240)         409        4,154       9,870      16,910
Provision for (benefit from) income
   taxes ...........................         (69)        (224)       1,384       3,917       6,764
                                       ---------    ---------    ---------   ---------   ---------
Net income (loss) ..................   $  (1,171)   $     633    $   2,770   $   5,953   $  10,146
                                       =========    =========    =========   =========   =========
Net income (loss) per common
   share, assuming full dilution(4)    $   (0.21)   $    0.08    $    0.25   $    0.46   $    0.69
                                       =========    =========    =========   =========   =========
Weighted average number of
   common shares, assuming full
   dilution(4) .....................       5,662        9,640       11,570      13,069      14,671

Consolidated Balance Sheet Data
   (at end of period):
Working capital ....................   $   3,186    $   5,699    $  11,922   $  18,094   $  56,975
Total assets .......................       8,565       11,656       23,351      31,649     141,325
Total debt .........................         452          266          288         365      22,586
Shareholders' equity ...............       5,744        6,909       18,890      26,996     103,168

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

                                    PART II

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

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                                                    Year Ended September 30,
                                                       -----------------------------------------------
                                                        1993       1994       1995      1996      1997
                                                        ----       ----       ----      ----      ----
Sales
   Collectibles .................................       76.5%      75.9%      89.7%     92.5%     49.6%
   Apparel and souvenirs ........................        --         0.8        4.6       4.4      46.2
   Promotional ..................................        --         --         --        3.1       3.4
   Other ........................................       23.5       23.3        5.7       --        0.8
                                                       -----      -----      -----     -----     -----

     Net Sales ..................................      100.0      100.0      100.0     100.0     100.0
Cost of sales ...................................       64.4       62.2       60.8      57.2      62.1
                                                       -----      -----      -----     -----     -----
Gross profit ....................................       35.6       37.8       39.2      42.8      37.9
Selling, general and administrative
   expenses .....................................       43.4       34.4       23.4      21.0      18.9
Settlement costs ................................        --         --         --        --        4.1
Amortization of goodwill and other
   intangibles ..................................        --         --         --        --        1.0
                                                       -----      -----      -----     -----     -----
Income (loss) from operations ...................       (7.8)       3.4       15.8      21.8      13.9
Interest income (expense) and other, net ........       (0.4)      (1.0)       0.1       0.5      (0.9)
                                                       -----      -----      -----     -----     -----
Income (loss) before provision for
   (benefit from) income taxes ..................       (8.2)       2.4       15.9      22.3      13.0
Provision for (benefit from) income taxes .......       (0.4)      (1.4)       5.3       8.8       5.2
                                                       -----      -----      -----     -----     -----
Net income (loss) ...............................       (7.8)%      3.8%      10.6%     13.5%      7.8%
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

                                                       (in thousands, except per share amounts)
                                                                     Fiscal 1996
                                             ----------------------------------------------------------
                                              1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                                              -----------    -----------    -----------    -----------
   Net sales ...........................        $ 8,006        $ 9,766        $12,283        $14,161
   Gross profit ........................          3,241          3,947          5,424          6,308
   Income from operations ..............          1,370          1,852          2,938          3,494
   Net income ..........................        $   878        $ 1,140        $ 1,777        $ 2,158
   Net income per common share, assuming
      full dilution ....................        $  0.07        $  0.09        $  0.14        $  0.16
   Weighted average number of common
      shares, assuming full dilution ...         12,840         12,984         13,150         13,128

                                                                     Fiscal 1997
                                             -------------------------------------------------------------
                                              1st Quarter    2nd Quarter    3rd Quarter(1)    4th Quarter
                                              -----------    -----------    --------------    -----------
   Net sales ...........................        $15,175        $28,302         $39,632          $47,270
   Gross profit ........................          6,395         10,781          14,684           17,525
   Income from operations ..............          2,843          4,583           2,349            8,361
   Net income ..........................        $ 1,568        $ 2,437         $ 1,098          $ 5,043
   Net income per common share, assuming
      full dilution ....................        $  0.12        $  0.17         $  0.08          $  0.31
   Weighted average number of common
      shares, assuming full dilution ...         13,476         14,129          14,430           16,450

----------------------
(1) Includes a one-time charge of approximately $5.4 million for costs and legal and other expenses related to the settlement of a lawsuit. Excluding the one-time charge, income from operations, net income, and net income per common share, assuming dilution, for the third quarter of fiscal 1997 would have been approximately $7,749, $4,338, and $0.30, respectively.

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

Exhibit
Number                              Exhibit
------                              -------

10.35 Security Agreement dated November 7, 1996, between Sports Image, Inc. and SII Acquisition, Inc.(9)
10.36 Registration Agreement dated as of November 7, 1996, among Action Performance Companies, Inc., Sports Image, Inc., and R. Dale Earnhardt and Teresa H. Earnhardt(9)
10.37 License Agreement dated as of November 7, 1996, among SII Acquisition, Inc., Dale Earnhardt, and Action Performance Companies, Inc.(9)
10.38 Employment Agreement dated as of November 7, 1996, between Action Performance Companies, Inc. and Joe Mattes(9)
10.39 Asset Purchase Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., MTL Acquisition, Inc., Motorsport Traditions Limited Partnership, Midland Leasing, Inc., and Motorsports By Mail, Inc.(10)
10.40    Exchange   Agreement  dated  as  of  January  1,  1997,   among  Action
         Performance  Companies,   Inc.,  Kenneth  R.  Barbee,  and  Jeffery  M.
         Gordon(10)
10.41 Promissory Note dated January 1, 1997, in the principal amount of $1,600,000 issued by MTL Acquisition, Inc., as Maker, to Motorsport Traditions Limited Partnership, as Payee, together with Guarantee of Action Performance Companies, Inc.(10)
10.42 Note Purchase Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Jefferson-Pilot Life Insurance Company, Alexander Hamilton Life Insurance Company of America, and First Alexander Hamilton Life Insurance Company, together with form of Note, form of Subsidiary Guaranty, and form of Subsidiary Joinder(10)
10.43 Credit Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Sports Image, Inc., MTL Acquisition, Inc., and First Union National Bank of North Carolina(10)
10.44 Registration Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Motorsport Traditions Limited Partnership, Midland Leasing, Inc., and Motorsports By Mail, Inc.(10)
10.45 Registration Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Kenneth R. Barbee, and Jeffery M. Gordon(10)
10.46 Employment Agreement dated as of January 1, 1997, between Action Performance Companies, Inc. and Kenneth R. Barbee(10)
10.47 Consulting Agreement dated as of January 1, 1997, between Action Performance Companies, Inc. and John Bickford(10)
10.48 Common Stock Purchase Agreement dated January 16, 1997, between Hasbro, Inc. and Action Performance Companies, Inc.(11)
10.49 Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance Companies, Inc.*
10.50 Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc.*
11.1     Computation of Primary Earnings Per Share*
11.2     Computation of Fully Diluted Earnings Per Share*
23.1     Consent of Arthur Andersen LLP
27.1     Financial Data Schedule*

---------------------------
*        Previously filed
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-3 and Amendment No. 1 thereto (Registration No. 333-27485).
(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.
(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).
(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

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

                                       ACTION PERFORMANCE COMPANIES, INC.



Date:  May 21, 1998                    /s/ Fred W. Wagenhals
                                       -----------------------------------------
                                       Fred W. Wagenhals, Chairman of the Board,
                                       President, and Chief Executive Officer


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

Signature                                         Capacity                                        Date
---------                                         --------                                        ----

/s/ Fred W. Wagenhals                 Chairman of the Board, President, and Chief              May 21, 1998
---------------------------------     Executive Officer (Principal Executive Officer)
Fred W. Wagenhals


/s/ Tod W. Wagenhals                  Executive Vice President, Secretary, and Director        May 21, 1998
---------------------------------
Tod J. Wagenhals


/s/ Christopher S. Besing             Vice President, Chief Financial Officer, Treasurer,      May 21, 1998
---------------------------------     and Director (Principal Financial and
Christopher S. Besing                 Accounting Officer)


/s/ Melodee L. Volosin                Vice President - Wholesale Division and Director         May 21, 1998
---------------------------------
Melodee L. Volosin


/s/ John S. Bickford                  Vice President - Strategic Alliances and Director        May 21, 1998
---------------------------------
John S. Bickford

                                      Director                                                 May __, 1998
---------------------------------
Jack M. Lloyd


                                      Director                                                 May __, 1998
---------------------------------
Robert H. Manschot

/s/ Edward J. Bauman                  Director                                                 May 21, 1998
---------------------------------
Edward J. Bauman

/s/ Donald G. Hawk, Jr.               Director                                                 May 21, 1998
---------------------------------
Donald G. Hawk, Jr.

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

Debt Covenants

The Company's senior notes and Credit Facility agreements contain certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness or to sell assets or engage in certain mergers or consolidations. In addition, the terms of the Credit Facility limit the Company's ability to pay dividends without the consent of the Company's lender. At September 30, 1997, the Company was in compliance with all such covenants.

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