Form 10-Q/A
period 1997-12-31
ACTION PERFORMANCE COMPANIES INC
filed 1998-05-22
CIK 892147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

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

           PART II - OTHER INFORMATION

           ITEM 6.  Exhibits and Reports on Form 8-K

                     (a)    Exhibits

                            10.51  Asset Purchase Agreement dated as of December
                                   19,   1997   between    Action    Performance
                                   Companies, Inc. and Revell-Monogram, Inc. (1)
                            11.1   Computation of Basic Earnings Per Share*
                            11.2   Computation of Diluted Earnings Per Share*
                            27     Financial Data Schedule*
                            27.2   Restated Financial Data Schedule
                            27.3   Restated Financial Data Schedule

                     ---------------
                            *      Previously filed

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

                       ACTION PERFORMANCE COMPANIES, INC.

Signature                               Capacity                                       Date
---------                               --------                                       ----

/s/ Fred W. Wagenhals             Chairman of the Board, President, and              May 22, 1998
-------------------------         Chief Executive Officer
Fred W. Wagenhals                 (Principal Executive Officer)


/s/ Christopher S. Besing         Vice President, Chief Financial Officer,           May 22, 1998
-------------------------         Treasurer, and Director
Christopher S. Besing             (Principal Financial and Accounting Officer)

                                        3