Form 10-Q
period 1998-06-30
ACTION PERFORMANCE COMPANIES INC
filed 1998-08-12
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 7, 1998, there were outstanding 16,203,903 shares of the registrant's Common Stock, par value $.01 per share.

PART I, ITEM 1 FINANCIAL STATEMENTS

                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND SEPTEMBER 30, 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        June 30,      September 30,
                                                                          1998            1997
                                                                          ----            ----
                                                                      (Unaudited)
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................................        $ 86,039        $ 29,318
  Accounts receivable, net of allowance for
   doubtful accounts of $1,159 and $837,
   respectively ................................................          30,463          17,802
  Inventories, net .............................................          32,105          17,855
  Prepaid royalties ............................................           5,202           4,967
  Prepaid expenses and other assets ............................           2,794           2,603
                                                                        --------        --------

    Total current assets .......................................         156,603          72,545

PROPERTY AND EQUIPMENT, NET ....................................          34,234          20,017

GOODWILL AND OTHER INTANGIBLES, NET ............................          86,936          46,409

NOTES RECEIVABLE AND OTHER ASSETS ..............................           8,915           2,354
                                                                        --------        --------
                                                                        $286,688        $141,325
                                                                        ========        ========
                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................................        $ 12,359        $  6,680
  Accrued royalties ............................................           9,887           5,098
  Accrued expenses and other ...................................           9,387           2,442
  Current portion of long-term debt ............................          23,458           1,350
                                                                        --------        --------

    Total current liabilities ..................................          55,091          15,570

LONG-TERM DEBT:
  Convertible subordinated notes ...............................         100,000              --
  Senior Notes .................................................              --          20,000
  Other long-term debt .........................................           9,716           2,586
                                                                        --------        --------
    Total long-term debt .......................................         109,716          22,586

MINORITY INTEREST ..............................................             110              --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding.................              --              --
  Common stock, $.01 par value, 25,000,000 shares
   authorized; 16,194,905 and 15,952,083 shares
   issued and outstanding, respectively ........................             162             160
  Additional paid-in capital ...................................          87,344          84,984

  Retained earnings ............................................          34,265          18,025
                                                                        --------        --------
    Total shareholders' equity .................................         121,771         103,169
                                                                        --------        --------
                                                                        $286,688        $141,325
                                                                        ========        ========

                 The accompanying notes are an integral part of
                        these consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended                 Nine Months Ended
                                                     June 30                            June 30
                                            -------------------------         --------------------------
                                              1998             1997              1998             1997
                                            --------         --------         ---------         --------
Sales:
  Collectibles .....................        $ 39,170         $ 16,677         $  85,386         $ 40,198
  Apparel and souvenirs ............          33,102           21,963            78,727           40,296
  Promotional ......................           3,645              842             6,622            2,197
  Other ............................             876              150             2,131              418
                                            --------         --------         ---------         --------
    Net sales ......................          76,793           39,632           172,866           83,109

Cost of sales ......................          47,265           24,948           108,120           51,249
                                            --------         --------         ---------         --------

Gross profit .......................          29,528           14,684            64,746           31,860

Operating expenses:
  Selling, general and
    administrative expenses ........          13,215            6,597            31,950           15,853
  Non-recurring charge for
    litigation settlement ..........              --            5,400               950            5,400
  Amortization of goodwill
    and other intangibles ..........           1,281              338             2,971              833
                                            --------         --------         ---------         --------

     Total operating expenses ......          14,496           12,335            35,871           22,086
                                            --------         --------         ---------         --------

Income from operations .............          15,032            2,349            28,875            9,774

Other income (expense):
  Interest income and other, net ...           1,231               90             1,695              256
  Interest expense .................          (1,928)            (609)           (3,416)          (1,525)
                                            --------         --------         ---------         --------
    Total other income (expense) ...            (697)            (519)           (1,721)          (1,269)
                                            --------         --------         ---------         --------

Income before provision for
  income taxes .....................          14,335            1,830            27,154            8,505

Provision for income taxes .........           5,699              732            10,826            3,402

Minority interest in earnings ......              88               --                88               --
                                            --------         --------         ---------         --------

NET INCOME .........................        $  8,548         $  1,098         $  16,240         $  5,103
                                            ========         ========         =========         ========

NET INCOME PER COMMON SHARE:

  Basic ............................        $   0.53         $   0.08         $    1.01         $   0.38
                                            ========         ========         =========         ========
  Diluted ..........................        $   0.50         $   0.08         $    0.98         $   0.36
                                            ========         ========         =========         ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic ............................          16,195           13,845            16,093           13,439
                                            ========         ========         =========         ========
  Diluted ..........................          18,766           14,430            16,627           13,997
                                            ========         ========         =========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        1998             1997
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................          16,240         $  5,103
  Adjustments to reconcile net income to
   net cash provided by operating activities..
  Depreciation and amortization ..............           7,845            3,020
  Undistributed earnings to minority
   shareholders ..............................              88               --
  Change in assets and liabilities, net of
   businesses acquired:
    Accounts receivable ......................          (9,014)          (2,576)
    Inventories ..............................         (13,186)          (4,434)
    Prepaid royalties ........................             135           (2,435)
    Prepaid expenses and other assets ........            (748)          (1,103)
    Accounts payable .........................           2,717            1,116
    Accrued royalties ........................           3,404            4,057
    Accrued expenses and other ...............           6,435            4,879
                                                     ---------         --------
     Net cash provided by
      operating activities ...................          13,916            7,627

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .........         (14,248)          (5,317)
  Proceeds from sale of equipment ............             383              111
  Acquisition of businesses and other
   intangibles, less cash acquired ...........         (34,824)           1,141
                                                     ---------         --------
    Net cash used in investing activities ....         (48,689)          (4,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit ...............           9,600            4,879
  Payments on line of credit .................          (9,600)          (5,279)
  Proceeds from issuances of common stock ....           1,362           48,966
  Payments on long-term debt .................          (6,400)          (4,809)
  Issuance of convertible subordinated notes           100,000               --
  Payments for offering-related expenses .....          (3,500)          (3,027)
  Collections on notes receivable ............              32               --
                                                     ---------         --------
    Net cash provided by financing activities           91,494           40,730
                                                     ---------         --------

  Net change in cash and cash equivalents ....          56,721           44,292
  Cash and cash equivalents,
   beginning of period .......................          29,318            4,983
                                                     ---------         --------
  Cash and cash equivalents, end of period ...       $  86,039         $ 49,275
                                                     =========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

(1) INTERIM FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements for Action Performance Companies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the nine-month period ended June 30, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 1998. Certain prior period amounts have been reclassified to conform to the June 30, 1998 presentation. These financial statements should be read in conjunction with the Company's Form 10-K/A for the fiscal year ended September 30, 1997.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions for the nine-month periods ended June 30, 1998 and 1997 are as follows (in thousands):

                                                 1998           1997
                                                 ----           ----
Supplemental disclosures:
  Interest paid .........................      $ 1,376        $   672
  Income taxes paid .....................        6,304          4,556

Non-cash transactions:
 Debt and liabilities incurred or
    assumed in acquisitions .............      $17,637        $38,392
 Common stock issued in acquisitions ....           --          9,612
 Common stock issued in connection with
    license agreement ...................        1,000             --
 Sale of equipment for notes receivable..           35            445
 Assets acquired under note .............        2,957             --

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

On January 8, 1998, the Company acquired certain assets and assumed certain liabilities of Brookfield Collectors Guild, Inc. ("Brookfield"). The purchase price consisted of (i) approximately $800,000 in cash and (ii) up to 27,397 shares of Common Stock, subject to certain adjustments, to be issued on or before December 31, 1998. In addition, the Company repaid approximately $1.8 million of the assumed liabilities at the time of closing. Brookfield distributed various motorsports die-cast collectibles and ensembles as well as various other die-cast replicas.

On April 20, 1998, the Company made a $1.0 million equity investment in LBE Technologies, Inc. ("LBET") and entered into a five-year strategic alliance. The strategic alliance provides the Company with exclusive merchandising rights at each of LBET's "NASCAR Silicon Motor Speedway" centers.

On May 22, 1998, the Company acquired a controlling interest in Chase Racewear, L.L.C. ("Chase"), a North Carolina motorsports-related apparel branding and licensing company. Pursuant to the terms of the acquisition and operating agreements, the Company acquired an 80% interest in Chase for an aggregate of $10.0 million, consisting of $8.4 million in cash paid during May 1998 and an additional $1.6 million in cash to be paid on or after July 25, 1998. The terms of the acquisition agreement also include a three-year earn-out payment of up to $4.0 million if certain financial criteria are met. The Company paid the additional $1.6 million in July 1998.

(4) UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS

The following table sets forth the acquisitions completed during the period from October 1, 1996 through June 30, 1998:

                 ACQUISITIONS                           DATE                               BUSINESS
                 ------------                           ----                               --------
Sports Image, Inc.                                     Nov-96      Markets and distributes licensed motorsports apparel
                                                                   and souvenirs; trackside sales

Motorsport Traditions Limited Partnership              Jan-97      Markets and distributes licensed motorsports apparel
and Creative Marketing and Promotions, Inc.                        and souvenirs; trackside sales

Robert Yates Promotions, Inc.                          Jul-97      Markets and distributes licensed motorsports apparel
                                                                   and souvenirs; trackside sales

Image Works, Inc.                                      Jul-97      Manufactures and markets licensed motorsports apparel
                                                                   through mass-merchandise markets

Motorsports collectibles product lines of              Aug-97      Manufactures and markets licensed "mini-helmets" and
Simpson Products, Inc.                                             other motorsports collectibles and souvenirs

Assets related to sales of  merchandise                Dec-97      Markets and distributes licensed motorsports apparel
licensed by NASCAR driver Rusty Wallace                            and souvenirs; trackside sales

Assets related to motorsports                          Dec-97      Manufactures and markets "Revell" licensed die-cast
die-cast collectibles product                                      collectibles; strategic alliance with Revell involving
lines of Revell-Monogram, Inc.                                     extensive product licensing and distribution arrangements

Brookfield Collectors Guild, Inc.                      Jan-98      Markets and distributes licensed motorsports collectibles
                                                                   and ensembles

Chase Racewear, L.L.C.                                 May-98      Licensed motorsports apparel, accessories, and toiletries

The unaudited pro forma income statement data for the nine-month periods ended June 30, 1998 and 1997 present the results of operations of the Company as if the acquisitions of the businesses acquired during fiscal 1997 and the first three quarters of fiscal 1998 had occurred as of October 1, 1996 (in thousands, except per share data).



                                       For the Nine Months Ended June 30,
                                       ----------------------------------
                                           1998               1997
                                         --------           --------
      Net Sales ....................     $180,861           $127,486
      Net income ...................       17,627(1)           7,903(1)
      Net income per common share...     $   1.06(1)        $   0.56(1)

      (1) Excludes legal settlement charges of $950,000, or $0.03 per share in the 1998 period and $5.4 million, or $0.23 per share in the 1997 period.


(5) SALE OF CONVERTIBLE SUBORDINATED NOTES

On March 24, 1998, the Company sold $100.0 million of 4-3/4% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible, at the option of the holders, into shares of Common Stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined in the Indenture governing the Notes ("the Indenture"). The Indenture does not limit or prohibit the incurrence of additional indebtedness, including senior indebtedness, by the Company or its subsidiaries. The Company, at its option, may redeem the Notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the Indenture. Upon the occurrence of a "change in control" or a "termination of trading", as defined in the Indenture, the holders of the Notes will have the right to require the Company to repurchase all or any part of such holders' Notes at 100% of their principal amount, plus accrued and unpaid interest. The net proceeds to the Company from this offering were approximately $96.5 million, after deducting offering expenses of approximately $500,000 and the Initial Purchasers' discount of 3.0%.

(6) CREDIT FACILITY

On January 2, 1997 the Company entered into a credit facility with First Union National Bank of North Carolina ("First Union"). The credit facility, as subsequently amended, consisted of a revolving line of credit for up to $10.0 million and a $15.0 million letter of credit/bankers' acceptance facility. The Company did not have any outstanding borrowings under the line of credit as of June 30, 1998. The Company had outstanding purchase commitments of approximately $10.8 million under the letter of credit/bankers' acceptance facility as of June 30, 1998. The credit facility matured on March 31, 1998 and was extended until August 5, 1998 when the Company entered into an amended and restated credit agreement with First Union (the "Credit Facility"). The Credit Facility consists of a revolving line of credit for up to $20.0 million, which includes up to $5.0 million for standby letters of credit (the "Line of Credit") and a $30.0 million trade letter of credit/bankers' acceptance facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at the Company's option, at a rate equal to (i) the Alternate Base Rate (as described below) plus an applicable margin as defined in the credit agreement or (ii) LIBOR plus an applicable margin as defined in the credit agreement. The "Alternate Base Rate" under the Line of Credit is the greater of (a) the bank's publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined) plus 0.5%. The Line of Credit matures on April 1, 2001 with respect to the revolving line of credit portion of the Line of Credit, and on April 1, 1999 with respect to the standby letter of credit portion of the Line of Credit and the Letter of Credit/BA Facility, subject to extensions by First Union. The Credit Facility is guaranteed by the Company's subsidiaries. The Line of Credit also contains certain provisions that require the Company to comply with certain financial covenants, and limits the Company's ability to incur additional indebtedness or make certain investments, to sell assets, to engage in certain mergers or consolidations, or to pay dividends.


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

      The Company was incorporated in Arizona in May 1992 and began marketing die-cast collectibles in July 1992. During fiscal 1997 and the first nine months of fiscal 1998, the Company completed a number of acquisitions that expanded the Company's product offerings and distribution channels and secured a number of exclusive license agreements with race car drivers and team owners. The following table sets forth the acquisitions completed since October 1, 1996 and the nature of the businesses acquired.

                 ACQUISITIONS                           DATE                               BUSINESS
                 ------------                           ----                               --------
Sports Image, Inc.                                     Nov-96      Markets and distributes licensed motorsports apparel
                                                                   and souvenirs; trackside sales

Motorsport Traditions Limited Partnership              Jan-97      Markets and distributes licensed motorsports apparel
and Creative Marketing and Promotions, Inc.                        and souvenirs; trackside sales

Robert Yates Promotions, Inc.                          Jul-97      Markets and distributes licensed motorsports apparel
                                                                   and souvenirs; trackside sales

Image Works, Inc.                                      Jul-97      Manufactures and markets licensed motorsports apparel
                                                                   through mass-merchandise markets

Motorsports collectibles product lines of              Aug-97      Manufactures and markets licensed "mini-helmets" and
Simpson Products, Inc.                                             other motorsports collectibles and souvenirs

Assets related to sales of  merchandise                Dec-97      Markets and distributes licensed motorsports apparel
licensed by NASCAR driver Rusty Wallace                            and souvenirs; trackside sales

Assets related to motorsports                          Dec-97      Manufactures and markets "Revell" licensed die-cast
die-cast collectibles product                                      collectibles; strategic alliance with Revell involving
lines of Revell-Monogram, Inc.                                     extensive product licensing and distribution arrangements

Brookfield Collectors Guild, Inc.                      Jan-98      Markets and distributes licensed motorsports collectibles
                                                                   and ensembles

Chase Racewear, L.L.C.                                 May-98      Licensed motorsports apparel, accessories, and toiletries

      The Company markets its products to approximately 5,000 specialty retailers either directly or through its wholesale distributor network; to motorsports enthusiasts directly through its Racing Collectables Club of America (the "Collectors' Club"), which currently has approximately 138,000 members; and through mobile trackside souvenir stores, promotional programs for corporate sponsors, and fan clubs. The Company also distributes certain of its products to mass retailers through its in-house sales force and wholesale distributors. In addition, the Company has a license agreement with Hasbro, Inc. ("Hasbro"), a multi-billion dollar toy and game manufacturer, covering the exclusive sale by Hasbro of a line of motorsports-related products in the mass-merchandise market.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                                                 Three Months Ended             Nine Months Ended
                                                                      June 30,                       June 30,
                                                               1998            1997            1998            1997
                                                              ------          ------          ------          ------
      Sales:
        Collectibles ...................................        51.0%           42.1%           49.5%           48.4%
        Apparel and souvenirs ..........................        43.1            55.4            45.5            48.5
        Promotional ....................................         4.8             2.1             3.8             2.6
        Other ..........................................         1.1              .4             1.2              .5
                                                              ------          ------          ------          ------
          Net sales ....................................       100.0           100.0           100.0           100.0
        Cost of sales ..................................        61.5            62.9            62.5            61.7
                                                              ------          ------          ------          ------
        Gross profit ...................................        38.5            37.1            37.5            38.3
        Selling, general and administrative expenses ...        17.2            16.7            18.6            19.1
        Legal settlement costs .........................          --            13.6             0.5             6.5
        Amortization of goodwill and other intangibles..         1.7             0.9             1.7             1.0
                                                              ------          ------          ------          ------
        Income from operations .........................        19.6             5.9            16.7            11.7
        Interest income (expense) and other, net .......        (0.9)           (1.3)           (1.0)           (1.5)
                                                              ------          ------          ------          ------
        Income before provision for income taxes .......        18.7             4.6            15.7            10.2
        Provision for income taxes .....................         7.5             1.8             6.3             4.1
        Minority interest in earnings ..................         0.1              --              --              --
                                                              ------          ------          ------          ------
        Net income .....................................        11.1%            2.8%            9.4%            6.1%
                                                              ======          ======          ======          ======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

      Net sales increased 93.8% to $76.8 million for the three months ended June 30, 1998 from $39.6 million for the three months ended June 30, 1997. The Company attributes the improvement in sales during the third quarter of fiscal 1998 primarily to (i) revenue from the Company's acquisitions during the fourth quarter of fiscal 1997 and the first three quarters of fiscal 1998; (ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of souvenirs, apparel, and die-cast collectible goods; (iii) increased sales of products licensed by race car drivers with significant accomplishments during the period; and (iv) an increase in membership in the Collectors' Club to approximately 138,000 members at June 30, 1998 from approximately 90,000 members at June 30, 1997.

      Gross profit increased to $29.5 million in the third quarter of fiscal 1998 from $14.7 million in the third quarter of fiscal 1997, representing 38.5% and 37.1% of net sales, respectively. The increase in gross profit percentage is a result of sales mix shifting more to die-cast products, which typically provide higher margins than sales of the Company's apparel products.

      Selling, general and administrative expenses increased to $13.2 million in the three-month period ended June 30, 1998 from $6.6 million in the three-month period ended June 30, 1997, representing 17.2% and 16.7% of net sales, respectively. The increase in such expenses as a percentage of sales was primarily a result of costs associated with developing the Company's full-service integrated marketing capabilities and the relocation of its Sports Image operations into a new 120,000 square foot facility in the Charlotte, North Carolina area.

      During the three-month period ended June 30, 1997, the Company recorded a non-recurring charge of $5.4 million, or $0.22 per share, for the settlement of a pending lawsuit and related charges. This settlement represented 13.6% of net sales for the three months ended June 30, 1997. There were no settlement costs incurred during the three-month period ended June 30, 1998.

      Amortization of goodwill and other intangibles increased to $1.3 million for the three-month period ended June 30, 1998 from $338,000 for the three-month period ended June 30, 1997. The increase in amortization of goodwill and other intangibles is related to the acquisitions made during the fourth quarter of fiscal 1997 and the first three quarters of fiscal 1998. The Company recorded goodwill and other intangibles of $15.6 million in connection with the acquisitions completed in the fourth quarter of fiscal 1997, and recorded an additional $41.5 million of goodwill and other intangibles from the acquisitions completed in the nine-month period ended June 30, 1998. The Company is amortizing the goodwill and other intangibles over periods of 3 to 25 years.

      The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense associated with the Notes issued in March 1998 and debt incurred or assumed in connection with acquisitions, which was partially offset by an increase in interest income related to proceeds from the issuance of the Notes.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997

      Net sales increased 108% to $172.9 million for the nine months ended June 30, 1998 from $83.1 million for the nine months ended June 30, 1997. The Company attributes the improvements in sales during the first three quarters of fiscal 1998 primarily to (i) revenue from the acquisitions completed during fiscal 1997 and the first three quarters of fiscal 1998; (ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of souvenirs, apparel, and die-cast collectible goods; (iii) increased sales of products licensed by race car drivers with significant accomplishments during the period; (iv) an increase in membership in the Collectors' Club to approximately 138,000 members at June 30, 1998 from approximately 90,000 members at June 30, 1997; (v) increased sales in conjunction with the new NASCAR race event in Las Vegas, Nevada in March 1998; and (vi) the increased number of special cross-promotional programs completed in the 1998 period as compared with the 1997 period.

      Gross profit increased to $64.7 million in the nine months ended June 30, 1998 from $31.9 million in the nine months ended June 30, 1997, representing 37.5% and 38.3% of net sales, respectively. The decrease in gross profit as a percentage of net sales is attributable to sales of lower-margin apparel items in the quarter ended December 31, 1997 related to drivers and programs not renewed for calendar 1998, as well as sales of apparel into the mass merchandising channels in the 1998 period. This decrease was partially offset by a shift in sales mix towards increased sales of die-cast collectibles, which typically provide higher margins than the Company's apparel and souvenir products.

      Selling, general, and administrative expenses increased to $32.0 million in the nine-month period ended June 30, 1998 from $15.9 million in the nine-month period ended June 30, 1997, representing 18.6% and 19.1% of net sales, respectively. The decrease in such expenses as a percentage of sales was primarily the result of operating leverage associated with the integration of the businesses acquired in fiscal 1997 and the first three quarters of fiscal 1998.

      During the nine-month periods ended June 30, 1998 and 1997, the Company recorded non-recurring charges of $950,000, or $0.03 per share, and $5.4 million, or $0.23 per share, respectively, for the settlement of two lawsuits and related charges. These settlements represent 0.5% and 6.5% of net sales for the nine months ended June 30, 1998 and 1997, respectively.

      Amortization of goodwill and other intangibles increased to $3.0 million for the nine-month period ended June 30, 1998 from $833,000 for the nine-month period ended June 30, 1997. The increase in amortization of goodwill and other intangibles is related to the acquisitions made during the fourth quarter of fiscal 1997 and the first three quarters of fiscal 1998. The Company recorded goodwill and other intangibles of $15.6 million in connection with the acquisitions completed in the fourth quarter of fiscal 1997, and recorded an additional $41.5 million of goodwill and other intangibles from the acquisitions completed in the nine-month period ended June 30, 1998. The Company is amortizing the goodwill and other intangibles over periods of 3 to 25 years.

      The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense associated with the Notes issued in March 1998 and debt incurred or assumed in connection with acquisitions, which was partially offset by an increase in interest income related to proceeds from the issuance of the Notes.

PRO FORMA RESULTS OF OPERATIONS

      The following table sets forth the unaudited pro forma income statement data of the Company for the nine-month period ended June 30, 1998 and 1997, giving effect to the acquisitions completed during fiscal 1997 and the first three quarters of fiscal 1998, as if they had occurred on October 1, 1996, using the purchase method of accounting for business combinations. The unaudited pro forma income statement data presented herein does not purport to represent what the Company's actual results of operations would have been had those acquisitions occurred on that date or to project the Company's results of operations for any future period.

                                  (in thousands, except per share data)
                                   For the Nine Months Ended June 30,
                                   ----------------------------------
                                      1998               1997
                                   --------           --------
Net sales ...................      $180,861           $127,486
Net income ..................        17,627(1)           7,903(1)
Net income per common share..      $   1.06(1)        $    .56(1)

(1) Excludes legal settlement charges of $950,000, or $0.03 per share, in the 1998 period and $5.4 million, or $0.23 per share, in the 1997 period.

      The pro forma results shown above do not account for efficiencies gained upon the consolidation of operations, including the elimination of duplicative functions and reduction of salaries expense and other related costs. The pro forma results of operations for the nine-month periods ended June 30, 1998 and 1997 reflect the amortization of goodwill and other intangibles arising from the acquisitions described above and include additional interest expense associated with the financing of the acquisitions of Sports Image, Motorsport Traditions, the Rusty Wallace acquisition, and the Revell acquisition.

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

YEAR 2000 COMPLIANCE

      Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. During 1997, the Company commenced a program to install new computer software programs that are intended to integrate the Company's management information systems throughout its organizational structure, as well as to comply with "Year 2000" requirements. The Company anticipates that these software systems, which are designed to improve the content, quality, and flow of information within the Company, will be operational in the last quarter of the calendar 1998. The Company believes that its new software systems will comply with the Year 2000 requirements, and the Company currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of any of its systems to be Year 2000 compliant. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which the Company's systems interface will continue to properly interface with the Company's systems and will otherwise be compliant on a timely basis with Year 2000 requirements. The Company currently is developing a plan to evaluate the Year 2000 compliance status of third parties with which its computer systems interface. Any failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital position increased to $101.6 million at June 30, 1998 from $57.0 million at September 30, 1997. The increase of $44.6 million is primarily attributable to $96.5 million in net proceeds from the private placement of the Notes in March 1998, and approximately $14.0 million in cash flows from operations, and the classification of the Company's Senior Notes (as described below) as current obligations, reduced by cash expended for acquisitions and fixed assets.

      Capital expenditures for the nine-month period ended June 30, 1998 totaled approximately $14.2 million, of which approximately $8.6 million was utilized for the Company's continued investment in tooling.

      During the nine-month period ended June 30, 1998, the Company issued 172,459 shares of Common Stock upon the exercise of stock options, resulting in total proceeds to the Company of approximately $1.1 million. The Company also issued 9,900 shares of Common Stock as a sponsorship fee, during the nine-month period ended June 30, 1998. On October 3, 1997 the Company issued 34,940 shares of common stock to RCR as a portion of the license fee pursuant to a license agreement entered into between the Company and RCR.


      On January 2, 1997 the Company entered into a credit facility with First Union. The credit facility, as subsequently amended, consisted of a revolving line of credit for up to $10.0 million and a $15.0 million letter of credit/bankers' acceptance facility. The Company did not have any outstanding borrowings under the line of credit as of June 30, 1998. The Company had outstanding purchase commitments of approximately $10.8 million under the letter of credit/bankers' acceptance facility as of June 30, 1998. The credit facility matured on March 31, 1998 and was extended until August 5, 1998 when the Company entered into an amended and restated credit agreement with First Union (the "Credit Facility"). The Credit Facility consists of a revolving line of credit for up to $20.0 million, which includes up to $5.0 million for standby letters of credit (the "Line of Credit") and a $30.0 million trade letter of credit/bankers' acceptance facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at the Company's option, at a rate equal to (i) the Alternate Base Rate (as described below) plus an applicable margin as defined in the credit agreement or (ii) LIBOR plus an applicable margin as defined in the credit agreement. The "Alternate Base Rate" under the Line of Credit is the greater of (a) the bank's publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined) plus 0.5%. The Line of Credit matures on April 1, 2001 with respect to the revolving line of credit portion of the Line of Credit, and on April 1, 1999 with respect to the standby letter of credit portion of the Line of Credit and the Letter of Credit/BA Facility, subject to extensions by First Union. The Credit Facility is guaranteed by the Company's subsidiaries. The Line of Credit also contains certain provisions that require the Company to comply with certain financial covenants, and limits the Company's ability to incur additional indebtedness or make certain investments, to sell assets, to engage in certain mergers or consolidations, or to pay dividends.

      On January 2, 1997, the Company issued an aggregate of $20.0 million principal amount of senior notes to three insurance companies (the "Senior Notes"). The Senior Notes bear interest at the rate of 8.05% per annum, provide for semi-annual payments of accrued interest, and mature on January 2, 1999. The Company may not prepay the Senior Notes prior to maturity, but must offer to redeem the Senior Notes in the event of a "Change of Control" of the Company, as defined in the Senior Notes. The Senior Notes contain certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and limit the ability of the Company and its subsidiaries to incur additional indebtedness, to sell assets or engage in certain mergers or consolidations, and to pay dividends without the consent of the lenders. The Senior Notes are guaranteed by the Company's subsidiaries.

      On March 24, 1998, the Company sold $100.0 million of 4-3/4% Convertible Subordinated Notes due 2005. The Notes are convertible, at the option of the holders, into shares of Common Stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 1998. The Notes mature on April 1, 2005. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined in the Notes. The Indenture governing the Notes does not limit or prohibit the incurrence of additional indebtedness, including senior indebtedness, by the Company or its subsidiaries. The Company, at its option, may redeem the Notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the Indenture governing the Notes. Upon the occurrence of a "change in control" or a "termination of trading," as defined in the Indenture, the holders of the Notes will have the right to require the Company to repurchase all or any part of such holders' Notes at 100% of their principal amount, plus accrued and unpaid interest. The net proceeds to the Company from the offering were approximately $96.5 million, after deducting offering expenses of approximately $500,000 and the Initial Purchasers' discount of 3.0%.


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

      On December 19, 1997, the Company completed the Revell Acquisition, pursuant to which the Company acquired the assets and assumed certain liabilities related to Revell's die-cast collectible product lines. The preliminary price of $24.8 million, which is subject to certain adjustments, consists of an initial cash payment of $14.8 million and $1.0 million per year for 10 years, which is treated as a note payable in the accompanying financial statements with an imputed interest rate of 8%. Revell had sales of die-cast collectibles of approximately $20.0 million during 1997. The Company currently markets the Revell-trademarked products through its existing distribution channels, but with different features and at different price points from its other lines of die-cast collectibles. The Company and Revell also entered into a 10-year license agreement under which the Company has the right to utilize certain Revell trademarks in connection with sales of its die-cast products. In addition, the Company and Revell have formed a long-term strategic alliance under which (i) the Company will assist Revell to obtain licenses with top race car drivers for Revell's line of plastic model kits; (ii) Revell has appointed the Company as the exclusive distributor for trackside sales of Revell plastic model kits and as a non-exclusive distributor for retail sales of Revell plastic model kits through the Company's wholesale distribution network; and (iii) the Company will have certain Revell-trademarked die-cast collectibles manufactured to enable Revell to fulfill commitments for 1998 mass market sales, and the Company will have other licensed motorsports die-cast products manufactured for Revell's sales as promotional and premium products.

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

      On April 20, 1998, the Company made a $1.0 million equity investment in LBE Technologies, Inc. and entered into a five-year strategic alliance. The strategic alliance provides the Company with exclusive merchandising rights at each of LBET's "NASCAR Silicon Motor Speedway" centers.

      On May 22, 1998 the Company acquired a controlling interest in Chase Racewear L.L.C., a North Carolina motorsports-related apparel branding and licensing company. Pursuant to the terms of the acquisition and operating agreements, the Company acquired an 80% interest in Chase for an aggregate of $10.0 million, consisting of $8.4 million in cash paid during May 1998 and an additional $1.6 million in cash to be paid on or after July 25, 1998. The terms of the acquisition agreement also include a three-year earn-out payment of up to $4.0 million if certain financial criteria are met. The Company paid the additional $1.6 million in July 1998.

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

        PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS

            Reference is made to the disclosure included under this Item in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as filed on May 15, 1998.

        ITEM 2.  CHANGES IN SECURITIES

            Not applicable

        ITEM 3.  DEFAULTS UPON SECURITIES

            Not applicable

        ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable

        ITEM 5.  OTHER INFORMATION

            Pursuant to Rule 14a-4 under the Securities Exchange Act of 1934, as amended, the Company intends to retain discretionary authority to vote proxies with respect to shareholder proposals for which the proponent does not seek inclusion of the proposed matter in the Company's proxy statement for the annual meeting to be held during calendar 1999, except in circumstances where (i) the Company receives notice of the proposed matter no later than December 13, 1998 and (ii) the proponent complies with the other requirements set forth in Rule 14a-4.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibits

                     11.1    Computation of Basic Earnings Per Share
                     11.2    Computation of Diluted Earnings Per Share
                     27      Financial Data Schedule

               (b)    Not applicable

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

                       ACTION PERFORMANCE COMPANIES, INC.

Signature                                        Capacity                                          Date
---------                                        --------                                          ----
/s/ Fred W. Wagenhals                  Chairman of the Board, President, and                 August 7, 1998
-------------------------------          Chief Executive Officer
Fred W. Wagenhals                        (Principal Executive Officer)

/s/ Christopher S. Besing              Vice President, Chief Financial Officer,              August 7, 1998
-------------------------------          Treasurer, and Director
Christopher S. Besing                    (Principal Financial Officer)