Form 10-K
period 1998-09-30
ACTION PERFORMANCE COMPANIES INC
filed 1998-12-29
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended September 30, 1998

                         Commission file number 0-21630
                              --------------------

                       ACTION PERFORMANCE COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     ARIZONA                           86-0704792
            (State of Incorporation)      (I.R.S. Employer Identification No.)

                              4707 E. Baseline Road
                             Phoenix, Arizona 85040
                                 (602) 337-3700
   (Address, including zip code, and telephone number, including area code, of principal executive offices)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by nonaffiliates of the registrant (14,495,355 shares) based on the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on December 15, 1998, was $510,055,304. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 15, 1998, there were outstanding 16,657,632 shares of registrant's Common Stock, par value $.01 per share.

Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       ACTION PERFORMANCE COMPANIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM 1.     BUSINESS.........................................................1
ITEM 2.     PROPERTIES......................................................28
ITEM 3.     LEGAL PROCEEDINGS...............................................29
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............29

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................30
ITEM 6.     SELECTED FINANCIAL DATA.........................................31
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................32
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......40
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................41
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................41

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............41
ITEM 11.    EXECUTIVE COMPENSATION..........................................41
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................41
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................41

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K........................................................42
SIGNATURES  ................................................................45

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................F-1

                        ---------------------------------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 1999 and thereafter; future products or product development; the Company's product and distribution channel development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; revenue generated as a result of licensing arrangements; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company as of the filing date of this Report, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Special Considerations."

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

     The Company is a worldwide leader in the design and sale of licensed motorsports collectible and consumer products. The Company's products include die-cast scaled replicas of motorsports vehicles, apparel (including t-shirts, hats, and jackets), and souvenirs. The Company markets its products under license arrangements with popular race car drivers (including seven-time Winston Cup champion Dale Earnhardt, three-time Winston Cup champion Jeff Gordon, 1989 Winston Cup champion Rusty Wallace, eight-time National Hot Rod Association ("NHRA") Funny Car champion John Force, and Formula One champions Jacques Villeneuve and Mika Hakkinen), car owners, car sponsors, automobile manufacturers, and the National Association for Stock Car Auto Racing ("NASCAR"). Third parties manufacture all of the Company's motorsports collectibles and most of the Company's apparel and souvenirs, generally utilizing the Company's designs, tools, and dies.

     The Company markets its products to approximately 11,500 specialty retailers throughout the world, either directly or through its wholesale distributor network; to motorsports enthusiasts directly through its Racing Collectibles Club of America (the "Collectors' Club"), which had approximately 148,000 members as of September 30, 1998; and through mobile trackside souvenir stores, promotional programs for corporate sponsors, and fan clubs. The Company also distributes certain of its products to mass-market retailers through its in-house sales force and wholesale distributors. In addition, the Company has a license agreement with Hasbro, Inc. ("Hasbro"), a multi-billion dollar toy and game manufacturer, covering the exclusive sale by Hasbro of a line of motorsports-related products in the mass-merchandise market. The Company plans to begin electronic commerce sales of its products through its recently acquired "goracing.com" web site as well as the nascar.com web site during calendar 1999.

     The Company's products and other programs capitalize on the rapidly growing popularity of motorsports. See Item 1, "Business - Industry Overview." The Company focuses on developing long-term relationships with the most popular drivers, car owners, car sponsors, car manufacturers, and others in the various top racing categories. During fiscal 1997, fiscal 1998, and the first quarter of fiscal 1999, the Company entered into long-term licensing arrangements with a number of the most popular motorsports licensors, including drivers Dale Earnhardt, Jeff Gordon, and Rusty Wallace; team owners Robert Yates Racing, Inc., Richard Childress Racing Enterprises, Inc., Joe Gibbs Racing, Inc., and Dale Earnhardt, Inc.; and NASCAR and Championship Auto Racing Teams ("CART"). The Company continually strives to strengthen its relationships with licensors and to develop opportunities to market innovative licensed collectible and consumer products that appeal to motorsports enthusiasts. The Company believes that its license agreements with popular NASCAR and other motorsports personalities, teams, and sponsors significantly enhance the collectible value and marketability of its products. The Company also believes that it will be able to leverage its relationships to attract additional drivers in order to generate increased revenue for the Company as well as increased earnings for the drivers.

     Historically, the Company designed and marketed die-cast collectibles featuring NASCAR drivers and vehicles. The Company has aggressively expanded its lines of die-cast collectibles to include replicas of motorsports vehicles from Formula One, NHRA drag racing, NASCAR's "Busch" and "Craftsman Truck" racing series, CART racing, United States Auto Club ("USAC") racing, and "World of Outlaws" sprint car racing. In fiscal 1997, the Company began an aggressive program to expand its product offerings and distribution channels through a series of strategic acquisitions and licensing arrangements. The following table sets forth certain information with respect to those acquisitions, which represent an aggregate base purchase price, including assumed liabilities but excluding contingent payments, of approximately $142.8 million.

                               RECENT ACQUISITIONS

       ACQUISITIONS(1)            DATE                    BUSINESS
------------------------------ ------------  -----------------------------------
Sports Image, Inc.             November      Markets and distributes licensed
                               1996          motorsports apparel and souvenirs;
                                             trackside sales; Dale Earnhardt
                                             fan club

Motorsport Traditions          January       Markets and distributes licensed
  Limited Partnership and      1997          motorsports apparel and souvenirs;
  Creative Marketing and                     trackside sales
  Promotions, Inc.

Robert Yates Promotions, Inc.  July 1997     Markets and distributes licensed
                                             motorsports apparel and souvenirs;
                                             trackside sales

Image Works, Inc.              July 1997     Manufactures and markets licensed
                                             motorsports apparel through the
                                             mass-merchandise markets

Motorsports collectibles       August 1997   Manufactures and markets licensed
  product lines of Simpson                   "mini-helmets" and
  Products, Inc.                             other motorsports collectibles and
                                             souvenirs

Assets related to sales of     December      Markets and distributes licensed
  merchandise licensed by      1997          motorsports apparel and souvenirs;
  NASCAR driver Rusty Wallace                trackside sales

Assets related to motorsports  December      Manufactures and markets "Revell"
  die-cast collectible         1997          licensed die-cast
  product lines of                           collectibles; strategic alliance
  Revell-Monogram, Inc.                      with Revell involving
                                             extensive product licensing and
                                             distribution arrangements

Brookfield Collectors Guild,   January       Markets and distributes licensed
  Inc.                         1998          motorsports collectibles
                                             and ensembles

Chase Racewear, L.L.C.         May 1998      Licensed motorsports apparel and
                                             accessories

Paul's Model Art/MiniChamps    August 1998   Markets and distributes die-cast
                                             replicas of Formula One and GT race
                                             cars as well as factory production
                                             cars, driver figurines, and other
                                             motorsports collectibles

Performance Plus               September     Develops and markets
  Nutritional, L.L.C.          1998          driver-endorsed nutritional
                                             products, including vitamins,
                                             energy bars, and energy drinks

Intellectual Properties        October       Creates and develops promotional
  Group, Inc.                  1998          programs for corporate sponsors of
                                             motorsports

Tech 2000 Worldwide, Inc.      November      Operates the "goracing.com"
                               1998          Internet web site; designs,
                                             develops, implements, and
                                             maintains motorsports-related and
                                             other Internet web sites,
                                             including electronic commerce
                                             capabilities

-----------------

(1) The acquisitions listed consist of the purchase of assets of Sports Image, Inc. ("Sports Image"); the purchase of assets of Motorsport Traditions Limited Partnership and the stock of Creative Marketing and Promotions, Inc. (together, "Motorsport Traditions"); the purchase of stock of Robert Yates Promotions, Inc. ("RYP"); the purchase of assets of Image Works, Inc. ("Image Works"); the purchase of motorsports collectibles-related assets of Simpson Products, Inc. ("Simpson"); the purchase of assets related to sales of merchandise licensed by Rusty Wallace ("Wallace") (the "Rusty Wallace Acquisition"); the purchase of assets from Revell-Monogram, Inc. ("Revell") (the "Revell Acquisition"); the purchase of assets from Brookfield Collectors Guild, Inc. ("Brookfield"); the acquisition of 80% of the membership interests of Chase Racewear, L.L.C. ("Chase"); the acquisition of an 80% interest in Paul's Model Art, GmbH, MiniChamps, GmbH, Lang Miniaturen, GmbH, and Spielwaren Danhausen, GmbH (collectively "MiniChamps"); the acquisition of 58% of the membership interests of Performance Plus Nutritional, L.L.C. ("Performance Plus"); the purchase of stock of Intellectual Properties Group, Inc. ("IPG"); and the purchase of stock of Tech 2000 Worldwide, Inc. ("Tech 2000").

     During fiscal 1998, the Company continued to expand its development of promotional programs for corporate sponsors of motorsports, which feature the Company's products and which are intended to increase the brand awareness of the products and services of the corporate sponsors. The Company also has begun to represent a number of popular race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements.

     The Company pursues a strategy designed to enhance its leadership position in the motorsports collectible and consumer products industry. Key aspects of this strategy include (i) continuing to enhance its existing products and introduce new products and services that appeal to racing enthusiasts, (ii) expanding and strengthening its licensing arrangements, (iii) pursuing strategic acquisitions and alliances, (iv) expanding existing and identifying new distribution channels, and (v) developing promotional programs for corporate sponsors.

     The Company was incorporated in Arizona in 1992. The Company's principal executive offices are located at 4707 East Baseline Road, Phoenix, Arizona 85040, and its telephone number is (602) 337-3700. As used herein, the term "Company" refers to Action Performance Companies, Inc. and its subsidiaries and operating divisions.

                                    BUSINESS

INDUSTRY OVERVIEW

      Motorsports racing consists of several distinct segments, each with its own organizing bodies and events. The largest segment in the United States, in terms of attendance and media exposure, is stock car racing, which is dominated by NASCAR. The other principal segments in the United States are drag racing, with NHRA the most prominent organizing body, and Indy car racing, controlled by CART and the Indy Racing League ("IRL"). According to USA Today, motorsports racing is the fastest growing spectator sport in the United States. The following table summarizes attendance figures for motorsports in the United States, based on the most current published statistics:

                                                                   AVERAGE
                                                                ATTENDANCE PER
                       TOTAL ATTENDANCE                             EVENT
               ----------------------------------  NUMBER OF  -------------------
                                       PERCENTAGE   EVENTS
                 1996        1997      INCREASE    1996/1997   1996       1997
               ----------  ----------  ----------  ---------  --------   --------
All U.S.
Motorsports.  15,430,637  16,861,291     9.27%     215/230     71,770     73,310
NASCAR......   5,588,069   6,091,356     9.01%      31/32     180,260    190,355
NHRA........   1,869,437   2,168,481    16.00%      19/22      98,391     98,567
CART........   2,366,440   2,491,050     5.27%      16/17     147,902    146,532
IRL.........   1,144,002   1,347,000    17.74%       5/8      228,800    168,375

     Internationally, the Federation Internationale de l'Automobile governs motorsports and administers the Formula One Grand Prix championship. Formula One racing uses handcrafted, open-wheeled cars that look similar to Indy racers but are the most technologically advanced and expensive racing vehicles in the world. According to The Wall Street Journal, more than 300 million people attend or tune in to each of 17 Grand Prix events held each year in Europe, Asia, Canada, and South America.

     Motorsports events also have achieved significant success on television in the United States, with coverage of NASCAR and NHRA races provided by broadcast and cable television networks, such as ABC, CBS, ESPN, TBS, and TNN, in addition to regional sports networks. Several leading cable companies joined forces to launch Speedvision, a motorsports cable network. USA Today reports that TV ratings are growing even faster than attendance. According to Nielson Media Research reports, more than 115 million people tuned in to NASCAR's televised events in 1997. The Company believes that the new super speedways in Los Angeles, California; Dallas/Ft. Worth, Texas; Las Vegas, Nevada; and other major cities will stimulate continued growth in the motorsports industry through increased exposure to new racing enthusiasts and markets.

     Large corporate advertisers have recognized the growing popularity of motorsports. According to NASCAR, more than 70 of the Fortune 500 companies utilize motorsports sponsorship or other activities as part of their marketing strategies. Published reports indicate that corporate sponsors were expected to spend an estimated $1.1 billion on motorsports marketing programs in the United States in 1998, with NASCAR teams and venues attracting an estimated $476 million. The Wall Street Journal reports that Formula One attracts more than $750 million per year from sponsors. The increasing popularity of motorsports also has created significant demand among its patrons for a variety of race-related merchandise and souvenirs. Industry reports indicate that total NASCAR-related merchandise sales (which includes various product categories in addition to the types of products sold by the Company) increased from approximately $80 million in 1990 to approximately $770 million in 1997. These reports state that industry insiders estimate that total NASCAR-related merchandise sales will increase to approximately $1.0 billion by 2000.

GROWTH STRATEGY

      The Company pursues a strategy designed to continue its leadership position in the motorsports collectible and consumer products industry and to provide top race car drivers and other licensors with a broad range of revenue-producing opportunities throughout their careers. Key aspects of this strategy include (i) continuing to enhance its existing products and introduce new products that appeal to racing enthusiasts, (ii) expanding and strengthening its licensing arrangements, (iii) pursuing strategic acquisitions and alliances,
(iv) expanding existing and identifying new distribution channels, and (v) developing promotional programs for corporate sponsors.

Enhancing Existing and Introducing New Products

     The Company continually seeks to enhance its existing products and to introduce new products designed to appeal to enthusiasts of every major racing series. During the last two years, the Company has expanded its lines of die-cast collectibles to include Formula One, NHRA drag racing, and NASCAR's "Busch" and "Craftsman Truck" racing series. The Company continually expands its product offerings by developing and introducing new lines of collectible products, such as the higher-priced "Elite" series of die-cast collectibles, which feature detailed equipment such as spark plug wires, braided hoses, and realistic suspension systems. The Revell Acquisition provides the Company with additional lines of high-quality die-cast motorsports collectibles that the Company markets under various well-recognized "Revell" trademarks at price points that differ from those of the Company's other die-cast product lines. The Company also has expanded its consumer product offerings to include licensed motorsports apparel, souvenirs, nutritional supplements, and other consumer products. In addition, the Company participates in the retail mass-merchandise market through a license agreement with Hasbro, under which Hasbro manufactures and markets, with the Company's assistance, a line of motorsports products that do not compete with the Company's core products.

     The Company believes that its ongoing investment in tooling enables it to produce die-cast products of higher quality and detail than those produced by its competitors. The Company has invested more than $30.2 million in its proprietary tooling, which contributes significantly to the quality of the Company's products and is critical to imparting the high level of detail and quality that collectors demand. The Company intends to continue investing in its proprietary tooling in order to upgrade and expand existing product lines and to add new products. The Company strives to enhance the demand for and to increase the value of its collectible products by offering limited numbers of each item.

Expanding and Strengthening Licensing Arrangements

     The Company focuses on expanding and strengthening its relationships with existing licensors as well as entering into licensing arrangements with additional motorsports personalities in order to further solidify its position as the leader in the motorsports marketplace. The Company believes that its licensing arrangements with top race car drivers (including Dale Earnhardt, Jeff Gordon, Rusty Wallace, Dale Jarrett, and John Force), car owners, manufacturers, sanctioning bodies, and corporate sponsors provide the Company with a competitive advantage. These licensing arrangements enable the Company to manufacture and distribute distinctive collectibles and other products to the growing market of motorsports enthusiasts.

Pursuing Strategic Acquisitions or Alliances

     The Company seeks to acquire existing businesses and to enter into strategic alliances that it believes will enable it to introduce new products or expand its product lines, to leverage or expand its licensing arrangements, or to improve its distribution channels. In evaluating a proposed acquisition candidate, the Company considers a number of factors, including the quality of its management; its historical operating results and future earnings potential; the unique characteristics of its products, license rights, or distribution channels; the size and anticipated growth of the market it serves and its relative position in that market; and competitive factors. Following each acquisition, the Company takes steps to enhance the operating efficiencies of the acquired business. In evaluating a potential strategic alliance, the Company analyzes the potential synergies that the alliance can provide; the strength of the alliance partner's product lines, marketing capabilities, manufacturing capacities, or distribution channels; and the potential opportunities presented by the alliance.

Expanding Existing and Identifying New Distribution Channels

     The Company plans to continue to expand its existing distribution channels and to identify new distribution channels. Prior to the Company's fiscal 1997 and 1998 acquisitions, the Company distributed its products primarily to approximately 5,000 specialty retailers in the United States through its wholesale distribution network and directly to motorsports enthusiasts through its Collectors' Club. The Company intends to continue to develop new programs designed to enhance sales through the Collectors' Club and its wholesale distribution network. The fiscal 1997 acquisitions of Sports Image and Motorsport Traditions, which distributed products directly to many of those 5,000 specialty retailers, added complementary distribution channels, such as mobile trackside souvenir stores and fan clubs, and provide the Company with the opportunity to cross-market its die-cast, apparel, and souvenir products through all of its distribution channels. As a result of the acquisition of MiniChamps in fiscal 1998, the Company intends to utilize MiniChamps' international wholesale distribution network to expand sales of its products throughout the world. In addition, the acquisition of Tech 2000 and the goracing.com web site provides the Company with the technology and expertise required to develop electronic commerce sales via the Internet.

      The acquisition of Image Works provided the Company with immediate access to mass merchandising channels for its licensed motorsports apparel and other products through large retailers, such as Wal-Mart, K-Mart, and Target, as well as Image Works' catalog merchandising programs targeted at corporate motorsports sponsors. In addition, the license agreement with Hasbro has provided the Company with a source of licensing revenue from the mass-merchandise market without committing substantial resources to manufacturing and marketing activities. The Company believes that targeting products to specific market niches identified by its database management systems, distributing its products through the distribution channels of major corporate sponsors of motorsports, distributing its products in international markets, and developing on-line ordering capabilities on its Internet web site will represent increasingly important new distribution channels in the future.

Developing Corporate Promotional Programs

      The Company provides complete marketing services to create corporate promotional programs for large corporate sponsors. Promotional programs typically involve special productions of the Company's licensed die-cast replicas, apparel, souvenirs, or other consumer products as a low-cost or free award to increase brand awareness and name recognition of the corporate sponsor. The Company successfully completed large-scale promotional programs featuring Elvis Presley, Bass Pro Shops, DuPont ChromaLusion paints, the "Small Soldiers" motion picture, "Batman and Joker," and Coca-Cola during calendar 1998. The Company plans to expand its efforts to develop promotional programs and currently is in discussions to develop additional programs with major corporate sponsors.

PRODUCTS AND SERVICES

Die-Cast Scaled Replica Vehicles

      The Company designs and markets scaled replicas of motorsports-related vehicles that are constructed using die-cast bodies and chassis with free-spinning wheels and tires. The Company designs its die-cast replicas as high-quality collectible items and not as toys. The Company markets its die-cast racing collectibles under approximately 300 active licenses with race car drivers, team owners, and sponsors as well as under license agreements with NASCAR, CART, Ford Motor Company, and several divisions of General Motors Corp. The die-cast collectibles offered by the Company relate to NASCAR Winston Cup, "Busch," and "Craftsman Truck" racing series; Formula One; NHRA drag racing; GT and other sports car racing; USAC racing; and "World of Outlaws" sprint car racing. The Company also produces die-cast replicas of certain factory production cars. The Company's die-cast collectibles consist primarily of the following:

       ------------------------------------------------------------------
               SCALE                   PRODUCT           APPROXIMATE SIZE
       ------------------------------------------------------------------
              1:12           Racing Vehicles                15 inches
       ------------------------------------------------------------------
              1:16           Pit Wagon                       7 inches
       ------------------------------------------------------------------
              1:18           Racing Vehicles                11 inches
       ------------------------------------------------------------------
              1:24 and 1:25  Racing Vehicles                 8 inches
       ------------------------------------------------------------------
              1:24 and 1:25  Dually Trucks with Trailers    26 inches
       ------------------------------------------------------------------
              1:32           Racing Vehicles                 6 inches
       ------------------------------------------------------------------
              1:43           Racing Vehicles and             5 inches
                             Production Cars
       ------------------------------------------------------------------
              1:64           Racing Vehicles                 3 inches
       ------------------------------------------------------------------
              1:64           Vehicle Transporters           13 inches
       ------------------------------------------------------------------
              1:96           Vehicle Transporters            9 inches
       ------------------------------------------------------------------

      The Company's die-cast replicas typically range in price at retail from approximately $10.00 to $85.00 per item, depending on size, type of vehicle, and level of detail. A 1:24th scale replica of an actual racing vehicle typically retails for $35.00. Certain of the Company's more highly detailed die-cast collectibles retail for as much as $400.00. The Company offers its die-cast collectibles primarily through its wholesale distributor network to specialty retailers, through its Collectors' Club, through its mobile trackside stores, and through corporate promotional programs. See Item 1, "Business - Sales and Distribution."

      Historically, the Company designed and marketed die-cast collectibles featuring drivers and vehicles from the NASCAR Winston Cup series. In recent years, the Company has expanded its die-cast collectible product lines to offer vehicles from other popular motorsports, including Winston NHRA drag racing, NASCAR's "Busch" and "Craftsman Truck" series, Formula One, and CART.

      The Company also has developed new die-cast collectible product lines that feature a variety of unique and appealing collectible items with different features and at different price points. During the second half of fiscal 1997, the Company introduced the "Elite" series of die-cast replicas of NASCAR racing vehicles, which feature highly detailed equipment such as spark plug wires, braided hoses, and realistic suspension systems. Elite products also feature special display packaging that includes a 22-karat gold-plated coin. The Company sells the Elite series of collectibles exclusively through the Collectors' Club for approximately $80.00 per replica vehicle. As a result of the Revell Acquisition in fiscal 1998, the Company now offers "Revell" branded die-cast collectibles in different scales and with different features than its other lines of die-cast products. Certain Revell-branded products feature special packaging that includes a display case and certificate of authenticity. The Company also offers "Brookfield Collectors Guild" ensembles, which typically feature a limited edition race car packaged with a crew cab dually pick-up truck and trailer.

     In fiscal 1998, the Company acquired MiniChamps, which is a leading European marketer of die-cast replicas of Formula One racing vehicles. MiniChamps also designs and markets die-cast replicas of GT sportscar racing vehicles, CART racing vehicles, and certain factory production cars. The Company intends to combine MiniChamps' high-quality, highly detailed product lines and licensing arrangements with leading Formula One teams with the Company's marketing and promotional expertise to expand the markets for the Company's existing products and to create and market exciting new products in the future.

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

Motorsports Consumer Products

     The Company markets various licensed motorsports apparel, souvenirs, and other consumer products, including t-shirts, jackets, hats, coffee mugs, pins, key chains, knives, coolers, and tote bags. Each of the motorsports consumer products generally features the name, likeness, and car number of a popular race car driver. The Company intends to acquire licenses with additional drivers and to develop new motorsports consumer products, including items bearing the "NASCAR" and "CART" names and logos in connection with the Company's license agreements with NASCAR and CART.

      The Company's licensed motorsports apparel items utilize unique and creative designs that are printed or applied to high-quality shirts, hats, jackets, and other products. The Company designs and sells its motorsports apparel products in sizes ranging from infant to youth to men's and women's adult sizes.

      The Company designs its motorsports consumer products primarily for distribution through retail outlets, mobile trackside stores, and promotional programs with corporate sponsors of racing teams and racing events. See Item 1, "Business - Sales and Distribution."

Other Motorsports Collectible and Specialty Items

      In addition to its extensive line of collectible die-cast replicas of racing vehicles, the Company designs and markets an increasing variety of other motorsports collectible and specialty products. These products include 1:43 and 1:18 scale plastic driver figurines; 1:12, 1:8, 1:4 and 1:3 scale miniature replica helmets with simulated Nomex(TM) padded interiors, flip-up visors, and plastic display cases; 1:24 scale replicas of racing vehicles made from 26% lead crystal, which feature laser-engraved graphics and engine details formed out of crystal; limited edition art prints featuring popular drivers and racing themes; and books featuring drivers and other popular racing personalities.

Mass-Merchandise License

      The Company licenses Hasbro to produce a line of motorsports-related products specifically designed for the mass-merchandise market. See Item 1, "Business - Licenses." Under this license, Hasbro markets a line of die-cast replicas of racing vehicles, which was jointly developed by the Company and Hasbro, under the "Winner's Circle" brand name. The mass-market die-cast products manufactured and marketed by Hasbro are completely distinct from the Company's other products and do not compete directly with the Company's limited-edition motorsports die-cast collectible products. Under the agreement, Hasbro may market other licensed motorsports products, including radio-controlled cars, slot car sets, games (such as electronic and CD-ROM interactive games), plush toys, figurines, play sets, walkie talkies, and other items similar to products that Hasbro currently markets under the "Kenner," "Tonka," and "Milton Bradley" brand names.

      The Company believes that the license agreement with Hasbro allows the Company to capitalize on opportunities in the mass-merchandise market. The agreement enables the Company to remain focused on its core business of designing and marketing motorsports collectibles, apparel, and souvenir products while enabling the Company to benefit from Hasbro's retail mass-merchandise marketing expertise and resources. The agreement also provides a means of expanding the Company's product offerings without committing substantial resources to manufacturing and marketing activities or subjecting it to the risks inherent in the mass-merchandise market.

Corporate Promotional Programs

      The Company provides comprehensive marketing services designed to create corporate promotional programs for large corporate sponsors that advertise in motorsports. Many corporations sponsor racing vehicles or events and advertise at motorsports events and in motorsports-related media in order to increase awareness of their brands among consumers and to encourage consumers to purchase their products. The Company provides design services, graphic artists, and the capacity to deliver a wide array of promotional products, such as die-cast replicas, t-shirts, and hats. The corporate sponsors use these products either as free or low-cost awards with the purchase of their own products or in sweepstakes or other promotions. For example, in fiscal 1997 the Company completed a promotional program that appeared on boxes of Wheaties(TM) cereal and offered two special-edition Dale Earnhardt Wheaties(TM) die-cast replicas, a t-shirt, and a hat. The Company also provides in-house marketing and distribution support for its promotional programs, including in-bound order processing, order fulfillment, sweepstakes processing, and redemption programs. Die-cast replica vehicles sold as promotional items are not sold through the Company's wholesale distribution network or through its Collectors' Club.

      In fiscal 1997, the Company began developing and implementing extensive corporate promotional programs that feature special, one-time themes or events intended to provide the Company, the corporate sponsor, and other licensors with unique marketing opportunities. For example, during calendar 1998 the Company, Miller Brewing Company, and other corporate sponsors implemented a program in which Rusty Wallace and John Force drove specially painted "Elvis Presley" cars at selected races; the Company, Robert Yates Racing, Inc., DC Comics, Ford Motor Company, and Texaco combined to produce the "Showdown in Charlotte" program in which Dale Jarrett and Kenny Irwin, Jr. drove specially painted "Batman" and "Joker" race cars; and the Company developed a program for the Coca-Cola Company in which Dale Earnhardt and Dale Earnhardt, Jr. competed against one another for the first time at the Coca-Cola 500 in Japan. The Company and the corporate sponsors market a broad variety of specially designed die-cast vehicles and other collectibles, apparel, and souvenirs based on these programs. As a result of the acquisition of IPG in October 1998, the Company intends to expand its efforts to develop and implement similar large-scale corporate programs in the future.

Other Products and Services

     Fan Clubs. The Company currently operates fan clubs for several popular race car drivers and for NASCAR, including "Club E," which is the Dale Earnhardt Fan Club; the Dale Jarrett Fan Club; the Rusty Wallace Fan Club; the Bobby Labonte Fan Club; the John Force Fan Club; and the NASCAR Fan Club. The fan clubs operated by the Company had a total of approximately 75,000 members as of December 1, 1998. Membership packages typically include a quarterly newsletter, personalized membership card, and exclusive benefits and discounts that are provided only to club members. Fan club members also may purchase an exclusive membership kit that includes an embroidered logo hat, lapel pin, and 1:64th scale die-cast car. The Company provides to fan club members unique product offerings and other benefits that it does not offer through any other distribution channels.

     Chase-branded Apparel. During fiscal 1998, the Company acquired an 80% interest in Chase, a motorsports-related apparel and licensing company. Chase creates and markets apparel and clothing accessories that bear "Chase" brand marks including "Chase Authentics," "Competitor's View," and a stylized "C." Several of the top NASCAR drivers (including Dale Earnhardt, Jeff Gordon, Rusty Wallace, Dale Jarrett, Terry Labonte, and Bobby Labonte) have agreed that, subject to certain exceptions, they will ensure that licensed apparel products bearing their names, likenesses, or signatures will also bear "Chase" brand marks. These drivers also have agreed to endorse Chase-branded apparel as the exclusive trackside apparel of top NASCAR drivers.

      Performance-Plus Nutritional Products. Through its 58% ownership interest in Performance Plus, the Company now markets the Performance Plus Nutritional line of products as the officially licensed nutritional supplement of NASCAR. Performance Plus nutritional supplements include a 24-hour adult multivitamin and mineral supplement; "Power 3" energy drinks; "Hi Performance" energy bars; and a chewable children's multivitamin shaped to look like Dale Earnhardt's race car and packaged with a toy Dale Earnhardt race car. Mr. Earnhardt granted Performance Plus a 15-year license to use his name, signature, and license in connection with Performance Plus nutritional products. Mr. Earnhardt also entered into a 15-year exclusive endorsement agreement with Performance Plus under which he will endorse Performance Plus nutritional products.

     Action Sports Management. The Company represents a number of top race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements. The Company provides a number of services designed to enable drivers to maximize revenue opportunities throughout their careers. Since the commencement of its sports management business in fiscal 1996, the Company has entered into exclusive agreements to represent NASCAR drivers Dale Jarrett and Kenny Irwin, Jr. and NHRA Funny Car champion John Force. As a result of the Company's ability to represent drivers effectively in obtaining favorable licensing arrangements and other revenue opportunities, the Company believes that it is well-positioned to attract and retain top race car drivers.

SALES AND DISTRIBUTION

     The Company markets its die-cast collectibles worldwide to approximately 11,500 specialty retailers through its wholesale distributor network, through its Collectors' Club, through its mobile trackside stores, and through corporate promotional programs. The Company markets its motorsports consumer products primarily through direct trackside sales to race fans; through an in-house sales force and independent representatives to approximately 5,000 specialty retailers and to major discount and department stores, retail automotive product outlets, and convenience stores; and through promotional programs with corporate sponsors.

Wholesale Distribution

     Die-Cast Collectibles. The Company markets its die-cast collectibles on a wholesale basis through approximately 28 distributors operating in the United States and approximately 65 distributors operating in approximately 40 countries throughout the world. The distributors solicit orders for the Company's die-cast products from approximately 5,000 specialty retailers throughout the United States and approximately 6,500 specialty retailers in other countries throughout the world. The retailers include stores specializing in motorsports collectibles and apparel and stores specializing in other sports collectible items. As a result of the Revell Acquisition, the Company markets certain of the Company's die-cast collectibles to hobby shops that sell Revell's model kits. Employees of the Company attend trade shows in an effort to attract new distributors and retailers to its network. The Company advertises its die-cast collectibles in newspapers and magazines covering motorsports and the collectibles markets. These advertisements encourage consumers to contact the nearest retailers to purchase the Company's die-cast collectibles. The Company also takes measures to increase consumer awareness of its products through radio and television advertising, including promotion of its collectibles on "home shopping" television programs (such as QVC Network's "For Race Fans Only" program) and advertising during popular television programs of interest to motorsports enthusiasts.

     Consumer Products. The Company's in-house sales force and independent representatives market certain motorsports consumer products on a wholesale basis to major discount and department stores, such as Wal-Mart, K-Mart, and Target, to automotive retail stores, and to convenience stores. The Company also utilizes its distributor network as well as an in-house sales force and independent representatives to market its motorsports apparel, souvenirs, and other consumer products on a wholesale basis to the same specialty retailers that sell its die-cast collectibles.

Collectors' Club

     The Company markets certain of its die-cast collectibles exclusively through its Collectors' Club. Members of the Company's Collectors' Club pay a lifetime membership fee that entitles them to receive a membership kit, a quarterly magazine, catalogs, and other special sales materials highlighting the Company's collectibles and other products. Membership in the Collectors' Club increased from approximately 22,000 members in September 1994 to approximately 148,000 members as of September 30, 1998. The Company strives to increase collector interest in its products and to enhance its products' value as collectibles by (i) offering certain items exclusively through its Collectors' Club; (ii) producing a limited number of each collectible; and (iii) limiting the number of a particular item that each member may purchase. Following the acquisitions of Sports Image and Motorsport Traditions, the Company developed a line of licensed motorsports apparel and souvenirs to offer exclusively through its Collectors' Club. The Company advertises its Collectors' Club in publications that focus on motorsports or the collectibles industry and through limited radio and television advertisements.

      The Company employs customer service representatives and an automated call distribution telephone system to take membership applications, take customer orders, and handle customer inquiries. The Company utilizes an advanced telephone and computer system that combines telemarketing functions, computerized order processing, and automated warehouse operations to answer and process telephone orders to its Collectors' Club more effectively and efficiently and to accommodate the significant growth in club membership in recent years. The system verifies the callers' membership status and credit card number, allows club members to check product availability without placing an order, and informs members whether a desired product is in stock or the Company is taking pre-orders. The system also enables the Company to track the effectiveness of each advertisement and to target its marketing and advertising programs accurately for enhanced impact.

Trackside Sales

      Average attendance at NASCAR Winston Cup racing events grew to approximately 190,000 fans per race during 1997. The Company currently operates 22 fully equipped mobile trackside stores to capitalize on this large base of potential customers. Some or all of the Company's mobile trackside stores travel to each NASCAR Winston Cup race (34 events in 1998) as well as to other selected racing events. Each mobile trackside store is decorated with the logos and color scheme of a particular racing team and driver and sells a complete assortment of licensed motorsports apparel, souvenirs, and die-cast collectibles dedicated to that team and driver. These mobile stores represent the only trackside opportunities for racing enthusiasts to purchase motorsports products using the name and likeness of the driver and racing team featured in each store. In connection with the Revell Acquisition, the Company acquired the exclusive rights to market "Revell" plastic model kits at trackside stores at all NASCAR, NHRA, and other major motorsports events throughout the United States.

Corporate Promotional Programs

      The Company creates promotional programs for large corporate sponsors of motorsports. The Company plans to pursue future promotional programs and currently is in discussions with major race car drivers and corporate sponsors in its effort to develop such programs. See Item 1, "Business Products -- and Services - Corporate Promotional Programs."

Electronic Commerce Sales

      In November 1998, the Company acquired Tech 2000, which operates the goracing.com Internet website. Goracing.com, which currently attracts approximately 12.0 million "impressions" per month, is the official online "home" of 12 motorsports sanctioning bodies and provides in-depth coverage of 20 professional racing series, including NASCAR, CART, Formula One, and NHRA. Goracing.com also provides motorsports-related multimedia content and search capabilities, racing event and television coverage schedules, chat rooms, contests, and other popular online features. The Company's artists, web designers, systems specialists, and sales and marketing personnel currently are designing and developing "SpeedMall.com" as a state-of-the-art virtual shopping mall that will be linked to the traffic generated by goracing.com. SpeedMall will feature the Company's products as well as motorsports and other automotive-related products and services offered by other companies. The Company and its various operating divisions will serve as the "anchor tenants" of SpeedMall. The Company plans to "lease" more than 200 virtual retail stores in SpeedMall, including opportunities for other motorsports-related specialty stores, on-line banking services, travel agencies, interactive arcades, and entertainment facilities. The Company currently anticipates that SpeedMall will debut in February 1999.

      During 1998, the Company entered into a 15-year electronic commerce alliance with NASCAR. Under this alliance, NASCAR intends to develop and maintain an Internet website that will offer NASCAR-related merchandise to the public (the "NASCAR Mall"). The Company has agreed to make available for sale on the NASCAR Mall any NASCAR-licensed products that the Company offers on SpeedMall or any other websites that the Company operates. The Company generally must offer products on the NASCAR Mall under the same terms that it offers on its websites. The Company will pay NASCAR royalty payments based on a percentage of the wholesale price of products sold by the Company through the NASCAR Mall.

DESIGN AND PRODUCTION

Die-cast Scaled Replica Vehicles

      The Company designs each die-cast collectible that it markets. The Company's design artists take numerous photographs of the actual racing cars, trucks, and other vehicles to be produced as die-cast replicas. Working from these photographs, the Company's artists and engineers use computer software to create detailed scale renderings of the vehicles. After approval of the rendering by the vehicle owner, driver, or racing team sponsor, the Company supplies computerized renderings to one of its manufacturers in the People's Republic of China ("China"). The manufacturer produces a sample or model, which the Company then inspects for quality and detail. After final approval, the manufacturer produces the die-cast replicas, packages them, and ships the finished products to the Company or, in certain instances, directly to the Company's customers.

      The Company's die-cast collectibles (other than products produced by MiniChamps and products sold under the "Brookfield" trademarks) are manufactured under an exclusive agreement with a third-party manufacturer in China. The term of the agreement currently extends through December 31, 1999 and automatically renews for successive one-year terms unless terminated by either party by giving written notice to the other party at least 90 days prior to the end of the then-current term.

      The Company owns a significant portion of the tooling that the third-party manufacturer uses to produce die-cast collectibles for the Company and has partial control over the production of its die-cast collectibles under the manufacturing agreement. This tooling includes the tooling and dies utilized to manufacture the Revell-trademarked lines of die-cast products, which the Company recently relocated to its primary manufacturer's facility from the facilities of two unaffiliated third-party manufacturers in China. The Company invested approximately $7.0 million in fiscal 1997 and $17.0 million in fiscal 1998 in tooling for its proprietary line of die-cast collectibles. The Company believes the breadth and quality of the tooling program provides the Company with a competitive advantage in the motorsports collectible market. The Company intends to make additional investments in tooling in order to support the growth of its business.

      The Company also devotes a significant amount of time and effort to the production of its die-cast collectibles to ensure that the resulting products display a level of quality and detail that is superior to competing products, including opening hoods and trunks, detailed engines, working suspensions, and pad printing instead of stickers or decals. The Company believes that its overseas manufacturer of die-cast collectibles is dedicated to high quality and productivity as well as support for new product development. Although the Company believes that there are alternative manufacturing arrangements available if needed, there are significant risks inherent in relying on a single manufacturer for a substantial portion of its die-cast products. See Item 1, "Business - Special Considerations - Dependence on Third Parties for Manufacturing." An affiliate of the Company's China-based die-cast manufacturer currently owns 450,000 shares of the Company's Common Stock. The Company believes that this ownership interest further aligns the interests of the manufacturer with those of the Company.

      The Company obtains the die-cast collectibles marketed by MiniChamps and die-cast collectibles sold under the "Brookfield" trademarks from three other manufacturers in China. The Company currently does not have a formal, long-term arrangement with any of these manufacturers.

Motorsports Consumer Products

      The Company currently obtains substantially all of its licensed motorsports apparel, souvenirs, and other consumer products on a purchase order basis from approximately 190 third-party manufacturers and suppliers located primarily in the United States. The Company also screen prints and embroiders a portion of the licensed motorsports apparel that it sells. The apparel and souvenir suppliers present product ideas and artistic designs to the Company. The Company then selects those unique products and artistic designs that it believes will appeal to motorsports enthusiasts and distinguish the Company's apparel and souvenir products from those of its competitors. The Company engages in a bidding process for certain items, such as embroidered hats or t-shirt blanks, in order to negotiate favorable prices and other terms. The Company also purchases and resells certain finished items, such as tote bags and coolers, from companies that have licenses for those items with the drivers and other licensors.

      The Company works closely with the third-party apparel and souvenir manufacturers in order to ensure that the products conform to design specifications and meet or exceed quality requirements. The Company believes that a number of alternative manufacturers for each of these products is readily available in the event that the Company is unable to obtain products from any particular manufacturer. The Company owns the tooling and dies used to manufacture certain of its motorsports consumer products. As the Company develops new motorsports consumer products that require specialized tooling, the Company intends to build or purchase the new tooling that will be required to permit the third-party manufacturers to produce those items.

LICENSES

      The Company focuses on developing long-term relationships with and engages in comprehensive efforts to license the most popular drivers and car owners in each top racing category, their sponsors, and others in the motorsports industry. The Company continually strives to strengthen its relationships with licensors and to develop opportunities to market innovative collectible and consumer products that appeal to motorsports enthusiasts. The Company believes that its license agreements with top race car drivers significantly enhance the collectible value and marketability of its products. By aligning itself with top racing personalities and providing them with a broad range of revenue opportunities, the Company believes that it will be able to leverage those relationships to attract additional drivers in order to generate increased revenue for the Company as well as increased earnings for the drivers.

Significant Driver License and Endorsement Agreements; Significant Team Owner Licenses

      During fiscal 1997 and 1998, the Company entered into long-term license agreements with NASCAR Winston Cup champions Dale Earnhardt, Jeff Gordon, and Rusty Wallace and NHRA Funny Car champion John Force. These licenses generally provide the Company with a right of first refusal to market certain die-cast, apparel, and other products bearing the driver's name and likeness. The license agreements also generally provide that to the extent that the Company exercises its right of first refusal, the driver will not personally market and will not permit others to market, through the same channels of distribution used by the Company, any products bearing his likeness that are the same or similar to products marketed by the Company. Each of the license agreements requires the Company to pay the licensor royalties based on a percentage of the wholesale price of licensed products sold by the Company. Certain of the license agreements also provide for minimum royalty payments each year during the term of the agreement.

      In October 1998, the Company also entered into an amended personal service and endorsement agreement with Jeff Gordon and an affiliate of Mr. Gordon (the "Endorsement Agreement"). During the term of the Endorsement Agreement, the Company has the right to use Mr. Gordon's name, likeness, signature, and endorsement in connection with the advertisement, promotion, and sale of the die-cast collectibles and other products approved by Mr. Gordon and produced by the Company. The Endorsement Agreement expires on December 31, 2005.

      During fiscal 1997, the Company entered into license agreements with several of the most popular NASCAR race car team owners (the "Team Owner Licenses"), including Robert Yates Racing, Inc.; Richard

Childress Racing Enterprises, Inc.; Joe Gibbs Racing, Inc.; and Dale Earnhardt, Inc. The Team Owner Licenses provide the Company with either the exclusive right or a right of first refusal to market products bearing the likeness and number of each owner's Winston Cup cars and other racing vehicles. To the extent that the Company exercises its right of first refusal, the Team Owner Licenses provide that the licensor will not permit others to market, through the same distribution channels used by the Company, any of the licensed products. Certain of the Team Owner Licenses also provide that the licensors will not directly market any of the licensed products through such channels. Each of the license agreements with the team owners requires the Company to pay the licensor royalties based on a percentage of the wholesale price of licensed products sold by the Company. Certain of the license agreements also provide for minimum royalty payments to the licensors.

      The following table sets forth certain information with respect to the license agreements with the drivers and team owners described above:

      LICENSOR                   DRIVER                  EXPIRATION DATE
      --------                   ------                  ---------------
Dale Earnhardt and            Dale Earnhardt             November 7, 2011
Dale Earnhardt, Inc.

JG Motorsports, Inc.          Jeff Gordon                December 31, 2005

Rusty Wallace, Inc.           Rusty Wallace              December 31, 2004

John Force Racing             John Force                 January 10, 2001

Robert Yates Racing, Inc.     Dale Jarrett               December 31, 2012
                              Kenny Irwin, Jr.

Richard Childress Racing      Dale Earnhardt             December 31, 2007
Enterprises, Inc.             Mike Skinner

Redline Sports Marketing,     Bobby Labonte              December 31, 2002
Inc. (Joe Gibbs race team)    Tony Stewart

Dale Earnhardt, Inc.          Steve Park                 December 31, 2000
                              Dale Earnhardt, Jr.
                              Ron Hornaday

Additional Product Licenses

      In addition to the driver and team owner licenses described above, the Company currently maintains approximately 300 licenses with various other drivers, car owners, sponsors, and manufacturers. Other popular drivers under license with the Company include NASCAR Winston Cup driver Terry Labonte; NHRA drag racers Kenny Bernstein and Joe Amato; Formula One drivers Jacques Villeneuve and Mike Hakkinen; and NASCAR Craftsman Truck series drivers Ron Hornaday, Mike Bliss, and Rick Carelli. The Company also has licenses with popular car owners and car sponsors as well as with NASCAR, CART, Ford Motor Company, several divisions of General Motors Corp., and PACCAR, Inc. (the manufacturer of Kenworth and Peterbilt trucks). These licenses generally provide for the following:

--------------------------------------------------------------------------------
                       LICENSES WITH           LICENSES WITH     LICENSES WITH
                      RACE CAR DRIVERS        RACE CAR OWNERS    MANUFACTURERS
--------------------------------------------------------------------------------
TERM :           One to three years.        One to three years. Two or more
                                                                years.
--------------------------------------------------------------------------------
RIGHTS GRANTED:  Use of the driver's name,  Use of the car      Right to
                 photograph, likeness, and  number and colors.  reproduce the
                 autograph.                                     cars or trucks.
--------------------------------------------------------------------------------
RENEWAL:         Individual agreements      Same.               Same.
                 either renew
                 automatically, may be
                 renewed or extended upon
                 written request by the
                 Company, or expire at the
                 end of the specified term.
--------------------------------------------------------------------------------
PAYMENTS TO      Either (i) a fixed dollar  Same.               Same.
LICENSORS:       amount, which may include
                 a substantial advance to
                 the licensor; (ii) a fixed
                 amount per item sold by
                 the Company pursuant to
                 the license; (iii) a
                 percentage of the net
                 sales for a program or a
                 percentage of the
                 Company's wholesale price
                 per item sold by the
                 Company pursuant to the
                 license; or (iv) a
                 combination of the above.
--------------------------------------------------------------------------------

      The license agreements with various sponsors generally provide for terms of one to three years and permit the Company to reproduce the sponsors' decals and logos as they appear on the cars or trucks. Although the Company directly or indirectly pays license fees to the primary sponsors of most of the racing vehicles, the license agreements with certain sponsors do not require payments by the Company to the licensors because of the advertising value provided to the licensor as a result of having its decals and logos displayed on the Company's products. The Company continually strives to renew existing agreements or to enter into new license agreements with existing or new drivers, car owners, and car sponsors and to develop new product programs pursuant to its license agreements in its effort to maintain its leadership position in the motorsports licensed products industry.

Revell License Agreement

      In connection with the Revell Acquisition, the Company entered into a license agreement with Revell (the "Revell License") that gives the Company the exclusive right to use the "Revell Racing," "Revell Select," and "Revell Collection" trademarks in connection with sales of NASCAR, NHRA, and certain other motorsports-related die-cast collectibles in the United States and Canada. In addition, the Company has a non-exclusive right under the Revell License to use the Revell trademarks described above in connection with up to $5.0 million per year of sales of NASCAR, NHRA, and certain other motorsports-related die-cast products outside the United States and Canada. The term of the Revell License runs through December 31, 2007, at which time it will automatically renew for successive one-year terms unless either party elects to terminate by giving written notice at least 90 days prior to the end of the initial term or any successive one-year term.

Hasbro License Agreement

     The license agreement between the Company and Hasbro (the "Hasbro License") covers the exclusive sale by Hasbro in the mass-merchandise market of specific motorsports-related products for which the Company has or will secure exclusive or non-exclusive licenses from race car drivers, owners, manufacturers, and sponsors. The Company believes that the Hasbro License provides the Company with a source of revenue from the mass-merchandise market without committing substantial resources to manufacturing and marketing activities or subjecting the Company to the risks inherent in the mass-merchandise market. Under the Hasbro License, the Company is responsible for acquiring and maintaining the license rights with the licensors, and Hasbro is responsible for all costs and other arrangements relating to tooling, manufacturing, transportation, marketing, distribution, and sales of licensed products. Hasbro is responsible for and pays or reimburses the Company for all license fees and royalties, including advances and guarantees, paid to licensors for licensed products. The licensed products consist of (i) die-cast replicas of motorsports vehicles and a 1:18th-scale plastic toy car, for which Hasbro pays a specified royalty, and (ii) all other products that Hasbro may market as licensed motorsports; products, including, for example, radio-controlled cars, slot car sets, games (including electronic and CD-ROM interactive games), plush toys, figurines, play sets, walkie talkies, and other products, for which Hasbro pays a specified royalty. Hasbro currently markets similar products under the "Kenner," "Tonka," "Milton Bradley," and other brand names. Hasbro pays the Company guaranteed minimum annual royalty payments of $500,000 to $1.0 million, depending on certain circumstances.

      Hasbro's initial focus under the Hasbro License has been to develop, with the Company's assistance, a line of motorsports die-cast products for the retail mass-merchandise market. Hasbro funds all capital requirements for this product line and manufactures, distributes, and markets the products under the "Winner's Circle" brand name. This product line has been recently introduced to mass-market retailers. The mass-market die-cast products manufactured and marketed under the Hasbro License are completely distinct from the Company's current products and do not compete directly with the Company's limited-edition motorsports die-cast collectible products.

      The Hasbro License provides for a term ending on December 31, 2001. Hasbro may extend the Hasbro License for an additional three-year term, provided that total wholesale revenue of licensed products exceeds a specified amount during the initial term.

NASCAR License Agreement

      During fiscal 1997, the Company entered into a licensing agreement and marketing alliance with NASCAR that gives the Company the non-exclusive right to use the "NASCAR" name and logo on all of its NASCAR-related products and product packaging as well as on related sales, marketing, and promotional materials. Under the NASCAR license, the Company is an official licensee of the "NASCAR 50th Anniversary" program and has developed several product lines in connection with that promotion, including the "NASCAR 50th Anniversary 1998 Ford Taurus" die-cast collectible.

      During fiscal 1998, the Company and NASCAR expanded the scope of the licensing arrangement to enable the Company to develop and operate the NASCAR Fan Club for NASCAR. In addition, the Company and NASCAR currently are working together to develop other promotional programs targeted at many of NASCAR's corporate sponsors.

      The Company pays NASCAR royalty payments based on a percentage of the wholesale price of licensed products sold by the Company, with minimum royalty payments in each year through 2000. The licensing arrangement expires on (i) October 7, 2003 with respect to licensed products that bear both the NASCAR mark and the name, image, or likeness of a NASCAR driver, team, or track, and (ii) on December 31, 2000 with respect to all other licensed products. The license agreement with NASCAR will automatically renew for two additional five-year terms unless it has been terminated in accordance with its terms.

CART License Agreement

      In November 1998, the Company entered into a license agreement with the licensing affiliate of CART (the "CART License"). Because CART provides the licensing rights of the sanctioning body as well as all participating drivers, race teams, and tracks, the CART License provides the Company with (i) exclusive (subject to certain pre-existing licenses) licensing rights to the CART and "FedEx Championship Series" logos; (ii) exclusive (subject to certain pre-existing licenses) licensing rights to five of the top race teams (currently Newman/Haas Racing, PacWest Racing Group, Target/Chip Ganassi Racing, Team Green, Inc. and Team Rahal,

Inc.) and their drivers; and (iii) non-exclusive licensing rights for a minimum of 75% of the other teams and drivers participating in CART-sanctioned race events.

      The rights granted permit the Company to develop and market a line of CART-based die-cast collectible vehicles consistent with its existing die-cast product lines. The CART License also grants the Company the exclusive rights to market or sublicense a broad range of CART-based toy products, including plastic and remote control vehicles, action figures, miniature helmets, board games, plush toys, and puzzles.

      The Company will pay the licensor royalty payments based on a percentage of the wholesale price of licensed products sold by the Company, with minimum royalty payments each year during the term of the agreement. The CART License expires on December 31, 2003. The Company will have the right to renew the CART License for an additional five-year term if certain minimum sales requirements are achieved.

COMPETITION

      The motorsports collectible and consumer product industry is extremely competitive. The Company competes with major domestic and international companies, some of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. The Company's motorsports die-cast collectibles compete with die-cast and other motorsports collectibles and, to a certain extent, die-cast replicas of motorsports vehicles that are sold through mass retail channels. The Company's motorsports apparel and souvenirs compete with similar products sold or licensed by drivers, owners, sponsors, and other licensors with which the Company currently does not have licenses as well as with sports apparel licensors and manufacturers in general. Emerging companies also may increase their participation in these markets. The Company's promotional products compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards.

      The Company believes that its relationships and licenses with top race car drivers, car owners, and other popular licensors represent a significant advantage over its competitors in the motorsports collectible and consumer products industry. The Company strives to expand and strengthen these relationships and to develop opportunities to market innovative licensed collectible and consumer products that appeal to motorsports enthusiasts. The ability of the Company to compete successfully depends on a number of factors both within and outside its control, including the quality, features, pricing, and diversity of its products; the quality of its customer services; its ability to recognize industry trends and anticipate shifts in consumer demands; its success in designing and marketing new products; the availability of adequate sources of manufacturing capacity and the ability of its third-party manufacturers to meet delivery schedules; its efficiency in filling customer orders; the continued popularity of the motorsports personalities with whom the Company has licensing arrangements; its ability to renew existing licensing arrangements and enter into new licensing arrangements; its ability to develop and maintain effective marketing programs that enable it to sell its products to motorsports enthusiasts; product introductions by the Company's competitors; the number, nature, and success of its competitors in a given market; and general market and economic conditions. See Item 1, "Business - Special Considerations."

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

INSURANCE

      The Company maintains a $2.0 million product liability insurance policy to cover the sale of its die-cast and other products. The Company maintains an additional $25.0 million commercial umbrella liability coverage. The Company also maintains a $6.0 million insurance policy to cover its molds and dies located at its third-party manufacturer in China and a $5.0 million insurance policy to cover lost revenue in the event of certain interruptions of business with its overseas manufacturer of die-cast collectibles. The Company believes its insurance coverage is adequate.

EMPLOYEES

      As of December 15, 1998, the Company had 622 full-time employees. The Company has experienced no work stoppages and is not a party to a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

                               EXECUTIVE OFFICERS

      The following table sets forth certain information regarding each of the executive officers of the Company.

                NAME               AGE                POSITION HELD
                ----               ---                -------------\
      Fred W. Wagenhals..........  57        Chairman of the Board, President,
                                                and Chief Executive Officer
      Tod J. Wagenhals...........  34        Executive Vice President,
                                                Secretary, and Director
      Christopher S. Besing......  38        Vice President, Chief Financial
                                                Officer, Treasurer, and Director
      David A. Husband...........  29        Vice President - Finance and
                                                Accounting and Chief Accounting
                                                Officer

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

      David A. Husband has served as a Vice President - Finance and Accounting and as the Chief Accounting Officer of the Company since May 1998. Mr. Husband was employed as an accountant with Arthur Andersen LLP from July 1992 to May 1998, where he was primarily engaged in auditing publicly held companies. Mr. Husband is a Certified Public Accountant.

                             SPECIAL CONSIDERATIONS

      The following factors, in addition to those discussed elsewhere in this Report, should be carefully considered in evaluating the Company and its business.

A VARIETY OF FACTORS COULD ADVERSELY AFFECT OPERATING RESULTS

      A wide variety of factors could adversely impact the Company's operating results. These factors include the following:

     - the Company's ability to identify trends in the motorsports collectibles and consumer markets and to create and introduce on a timely basis products and services that take advantage of those trends and that compete effectively on the basis of price and consumer tastes and preferences;

     - the Company's ability to identify popular motorsports personalities, teams, and other licensors and to enter into and maintain mutually satisfactory licensing arrangements with them;

     - the racing success of the key motorsports personalities, teams, and other licensors with whom the Company has license arrangements;

     - the Company's ability to design and arrange for the timely production and delivery of its products;

     -    the market acceptance of the Company's products or services;

     -    the level and timing of orders placed by customers;

     -    seasonality;

     - the popularity and life cycles of and customer satisfaction with products designed and marketed by the Company; and

     -    competition and competitive pressures on prices.

Many of the factors described above are beyond the control of the Company.

THE COMPANY DEPENDS ON LICENSE ARRANGEMENTS

     The Company markets its products under licensing arrangements with race car drivers, race car owners, race car sponsors, automobile and truck manufacturers, NASCAR, CART, and other entities. The licensing arrangements vary in scope and duration, but generally authorize the Company to sell specified licensed products for short periods of time. Some license agreements require the Company to pay minimum royalties or other fixed amounts regardless of the level of sales of products licensed under that agreement or the profitability of those sales. The success of licensing arrangements depends on many factors, including the reasonableness of license fees in relationship to revenue generated by sales of licensed products, the continued popularity of licensors, and the absence of their sickness, incapacity, or death. In addition, the Company's ability to enforce its rights under licensing agreements with non-U.S. licensors may be limited by the interpretation and enforcement of those agreements under the laws of countries other than the United States. The termination, cancellation, or inability to renew or enforce material licensing arrangements, or the inability to develop and enter into or enforce new licensing arrangements, would have a material adverse effect on the Company.

THE COMPANY DEPENDS ON THIRD PARTIES FOR MANUFACTURING

     The Company depends upon third parties to manufacture all of its motorsports collectibles and most of its consumer products. In particular, the Company relies on one manufacturer, which operates a single facility in China, to produce most of its die-cast products. Although the Company owns most of the tools, dies, and molds utilized in the manufacturing processes of its collectible products and owns the tooling and dies used to manufacture certain of its consumer products, the Company has limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers, which result in product defects, production delays, cost overruns, or the inability to fulfill orders on a timely basis, could have a material adverse effect on the Company.

      The Company does not have long-term contracts with its third-party manufacturers. Because it owns most of the tools and dies used in the manufacturing process, the Company believes it would be able to secure other third-party manufacturers to produce its products. The Company's operations would be adversely affected, however, by the loss of its relationship with certain of its current suppliers (including particularly its primary manufacturer of die-cast products), by the disruption or termination of the operations of its current suppliers, or by the disruption or termination of sea or air transportation with its China-based die-cast manufacturers, even for a relatively short period of time. For example, MiniChamps has experienced significant delays in completing production of certain 1998 product lines as a result of the transition of those products to new manufacturers. Those delays resulted from the time required to move and install the tools, dies, and molds at the new manufacturers' facilities as well as the additional time required to train the new manufacturers' personnel and to achieve satisfactory quality control levels.

      Significant damage to the facilities of the Company's third-party manufacturers (particularly the facilities used by its die-cast product manufacturers in China) could result in the loss of or damage to a material portion of the Company's key tools, dies, and molds in addition to production delays while new facilities were being arranged and replacement tools, dies, and molds were being produced. The Company does not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of supply, particularly if it were required to obtain alternative sources of supply.

      The Company does not itself purchase the raw materials used to manufacture most of its products. The Company, however, may be subject to variations in the prices it pays its third-party manufacturers for products, depending on their raw materials costs. Although to date the Company has been able to increase the prices at which it sells its products in order to cover the increased prices that it pays for such products, the Company may not be able to continue to pass along such price increases to its customers in the future.

THE COMPANY FACES RISKS ASSOCIATED WITH ACQUISITIONS AND INTEGRATION OF BUSINESS OPERATIONS

      The Company completed a number of acquisitions during fiscal 1997, fiscal 1998, and the first quarter of fiscal 1999. Except for the recent acquisition of Tech 2000, the Company has consolidated substantially all of the operations of the U.S.-based acquired entities into the Company's operations in Phoenix, Arizona and the Charlotte, North Carolina, vicinity. The Company continues to coordinate and integrate certain of the product development, sales and marketing, administrative, licensing, and other operations of MiniChamps with its U.S. operations. The Company cannot provide assurance that it will be able to

     - complete effectively the integration of the operations of the acquired companies with its operations;

     -    manage effectively the combined operations of the acquired businesses;

     - achieve its operating and growth strategies with respect to these businesses;

     - obtain increased revenue opportunities as a result of the anticipated synergies created by expanded product offerings and additional distribution channels;

     - reduce the overall selling, general, and administrative expenses associated with the acquired operations; or

     - obtain, renew, or extend licensing agreements necessary to successfully continue and expand the acquired operations.

The integration of the management, operations, and facilities of the acquired companies and any other businesses the Company may acquire in the future could involve unforeseen difficulties, which could have a material adverse effect on the Company's business, financial condition, and operating results.

      The Company conducts due diligence reviews of each acquired business and receives representations and warranties regarding each acquired business. Unforeseen liabilities and difficulties, however, can arise in connection with the operation of acquired businesses. For example, during 1997 the Company was named as a defendant in a lawsuit based upon actions alleged to have been taken by several acquired businesses prior to the Company's acquisitions of those entities. The Company currently is unable to quantify the amount of liability, if any, that it may incur as a result of the lawsuit. See Item 3, "Legal Proceedings." Contractual or other remedies available to the Company may not be sufficient to compensate it in the event unforeseen liabilities or other difficulties arise. In addition, the Company's ability to enforce its rights or remedies in connection with acquisitions of businesses outside the United States may be limited by the interpretation and enforcement of those agreements under the laws of countries other than the United States.

      The Company strives to take advantage of the opportunities created by the combination of acquired operations to achieve significant revenue opportunities and substantial cost savings, including increased product offerings and decreased operating expenses as a result of the elimination of duplicative facilities and personnel associated with sales, marketing, administrative, warehouse, and distribution functions. Significant uncertainties, however, accompany any business combination. The Company may not be able to achieve revenue increases; integrate its facilities, functions, and personnel in order to achieve operating efficiencies; or otherwise realize cost savings as a result of acquisitions. The inability to achieve revenue increases or cost savings could have a material adverse effect on the Company's business, financial condition, and operating results.

      As part of its acquisition strategy, the Company frequently engages in discussions with various motorsports-related and other businesses regarding their potential acquisition by the Company. In connection with these discussions, the Company and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time and agrees to take other actions designed to enhance the possibility of the acquisition. Potential acquisition discussions frequently take place over a longer period of time and often involve difficult business integration and other issues, including in some cases retention of management personnel and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur may not result in binding legal agreements and may not be consummated.

THE COMPANY MUST EFFECTIVELY MANAGE ITS GROWTH

      Since 1993, the Company's business operations have undergone significant changes and growth, including the expansion of its collectible product lines, the acquisition of its motorsports consumer products lines, the acquisition or development of expanded distribution channels, and significant investments in tooling and licensing arrangements. The failure of the Company to manage its growth on an effective basis could have a material adverse effect on the Company's business, financial condition, and operating results. In order to manage effectively any significant future growth, the Company must

     - integrate successfully the operations of any acquired businesses with the Company's operations and further enhance its operational, financial, and management systems;

     -    expand its facilities and equipment;

     - design, develop, produce, and receive products from third-party manufacturers on a timely basis;

     - develop and maintain its various distribution channels in order to maximize product sales volumes and profit margins;

     -    effectively manage inventory levels; and

     -    successfully hire, train, retain, and motivate additional employees.

     The Company may be required to increase staffing and other expenses as well as make expenditures on capital equipment and manufacturing sources in order to meet the anticipated demand of its customers. Sales of the Company's collectible and consumer products are subject to changing consumer tastes, and customers for the Company's promotional items generally do not commit to firm orders for more than a short time in advance. The Company's profitability would be adversely affected if it increases its expenditures in anticipation of future orders that do not materialize. Certain customers may increase orders for the Company's products on short notice, which would place an excessive short-term burden on the Company's resources.

THE COMPANY MUST RESPOND TO RAPID MARKET CHANGES

     The markets for the Company's products are subject to rapidly changing customer tastes, a high level of competition, seasonality, and a constant need to create and market new products. Demand for motorsports collectible and consumer products depends upon a wide variety of factors, including the following:

     -    the popularity of certain drivers, teams, and other licensors;

     -    the popularity of current product concepts or themes;

     -    cultural and demographic trends;

     -    marketing and advertising expenditures; and

     -    general economic conditions.

Because these factors can change rapidly, customer demand also can shift quickly. New motorsports collectible and consumer products frequently can be successfully marketed for only a limited time.

     The Company's ability to increase its sales and marketing efforts to stimulate customer demand and its ability to monitor third-party manufacturing arrangements in order to maintain satisfactory delivery schedules and product quality are important factors in its long-term prospects. Because of the amount of time and financial resources that may be required to bring new products to market, the Company may not always be able to accurately forecast required inventory levels or to respond to changes in customer tastes and demands. The Company could experience a material adverse effect on its business, financial condition, and operating results if it is unable to respond quickly to market changes or a slowdown in demand for its products as a result of ineffective marketing efforts, manufacturing difficulties, changing cultural and demographic trends, changing consumer tastes and spending patterns, economic conditions, or other broad-based factors.

THE COMPANY DEPENDS ON NEW PRODUCTS AND SERVICES

      The Company's operating results depend to a significant extent on its ability to continue to develop and introduce on a timely basis new products and services that compete effectively in terms of price and that address customer tastes, preferences, and requirements. The success of new product and service introductions depends on various factors, including the following:

     -    proper new product selection;

     -    successful sales and marketing efforts;

     -    timely production and delivery of new products; and

     -    consumer acceptance of new products.

New products or services may not receive or maintain substantial market acceptance. The failure of the Company to design, develop, and introduce popular products and services on a timely basis would adversely affect its future operating results.

COMPETITION

     The motorsports collectible and consumer products markets are extremely competitive. The Company competes with major domestic and international companies. Some of these competitors have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company.

      The Company's motorsports die-cast collectibles compete with die-cast and other motorsports collectibles and, to a certain extent, die-cast replicas of motorsports vehicles that are sold through mass retail channels. The Company's motorsports apparel and souvenirs compete with similar products sold or licensed by drivers, owners, sponsors, and other licensors with which the Company currently does not have licenses as well as with sports apparel licensors and manufacturers in general. Emerging companies also may increase their participation in these motorsports markets. The Company's promotional programs must compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards. The Company competes primarily on

     - the current popularity of the race car drivers, teams, and others with whom it has licenses;

     - its ability to obtain favorable licensing arrangements with other popular licensors;

     -    the appeal of its products and services; and

     -    the cost, design, and delivery schedules of its products and services.

The Company cannot provide assurance that it will continue to be able to compete successfully in the future.

REGULATION OF CORPORATE SPONSORSHIP MAY ADVERSELY AFFECT THE MOTORSPORTS
INDUSTRY

      Tobacco and alcohol companies provide a significant amount of advertising and promotional support of racing events, drivers, and car owners. In 1996, the U.S. Food and Drug Administration (the "FDA") published final regulations that would substantially restrict tobacco industry sponsorship of sporting events, including motorsports. In April 1997, a federal district judge ruled that the FDA did not have the authority to regulate tobacco marketing. That ruling, if upheld on appeal, would have the effect of overturning the FDA regulations. The FDA regulations, if ultimately approved, and any other legislation, regulations, or other initiatives that limit or prohibit advertisements of tobacco and alcohol products at sporting events, including racing events, could ultimately affect the popularity of motorsports, which could have a material adverse effect on the Company's business and operating results.

      In November 1998, certain major manufacturers of cigarettes and smokeless tobacco products (the "Participating Manufacturers") and the attorneys general of 46 states (the "Settling States") agreed to settle certain lawsuits filed by more than 40 of the Settling States and potential claims that could be brought by the remaining Settling States (the "Settlement"). The terms of the Settlement, among other things, limit sponsorship of racing events by the Participating Manufacturers and, subject to certain limited exceptions, eliminate outdoor advertising of tobacco products and any marketing or distribution of tobacco brand name merchandise. The Settlement, however, permits the Participating Manufacturers to engage in one "Brand Name Sponsorship" of racing events in any 12-month period. For purposes of the Settlement, sponsorship of a single national or multi-state series or tour (e.g., the Winston Cup championship) or sponsorship of one or more events within a single national or multi-state series or tour constitutes one Brand Name Sponsorship. In addition, promoting a driver or team in any event or series that is not sponsored by the Participating Manufacturer constitutes one Brand Name Sponsorship. In connection with any Brand Name Sponsorship, the Participating Manufacturers may

     - promote an event on apparel or merchandise sold at the site of an event;

     - promote the brand name on a vehicle used by a driver or team in an event; and

     - use outdoor signs at the site of an event to promote the event, provided that such promotion begins no more than 90 days prior to the start of the initial event of the series and ends within 10 days after the last sponsored event of the series.

The Participating Manufacturers may not refer to any Brand Name Sponsorship event, driver, or team in its other advertisements of tobacco products.

      The terms of the Settlement will limit or prohibit the Company's ability to sell licensed motorsports collectible and consumer products that include a tobacco brand name following the expiration of existing license agreements for those products. The Company currently does not anticipate that the restrictions on sales of products that bear a tobacco brand name will have a material adverse effect on its operating results. The limitations on tobacco company sponsorship imposed by the Settlement and any further limitations imposed on tobacco or alcohol sponsorship of racing events, however, could ultimately affect the popularity of motorsports, which could have a material adverse effect on the Company's business and operating results. Domestic and international tobacco advertisers heavily subsidize certain NASCAR, NHRA, CART, and Formula One racing series and teams, and those series and teams may be challenged to find similar sponsorships. The Company believes, however, that other major consumer products companies would quickly replace tobacco and alcohol companies as sponsors of motorsports in the event that advertisement of those products declines.

THE COMPANY EXPERIENCES SEASONAL FLUCTUATIONS IN SALES

      Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each calendar year (the Company's third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products. Seasonal fluctuations in quarterly sales may require the Company to take temporary measures, including changes in its personnel levels, borrowing amounts, and production and marketing activities, and could result in unfavorable quarterly earnings comparisons. The Company believes, however, that holiday sales of its products are increasing, which has the effect of reducing seasonal fluctuations in its sales.

THE COMPANY FACES RISKS ASSOCIATED WITH ITS INTERNATIONAL OPERATIONS, INTERNATIONAL TRADE, EXCHANGE, AND FINANCING

      The Company obtains its die-cast collectibles and other replicas under manufacturing arrangements with third-party manufacturers in China. The Company believes that the overseas production of its die-cast products enables the Company to obtain these items on a cost basis that allows the Company to market them profitably. In addition, as a result of the acquisition of MiniChamps, the Company now maintains operations in Germany and markets motorsports collectible products throughout the world. The Company's reliance on its third-party manufacturers to provide personnel and facilities in China, and the Company's maintenance of personnel, equipment, and inventories abroad, expose it to certain economic and political risks.
These risks include the following:

     -    management of a multi-national organization;

     - compliance with local laws and regulatory requirements, as well as changes in such laws and requirements;

     -    restrictions on the repatriation of funds;

     -    employment and severance issues;

     -    overlap of tax issues;

     -    the business and financial condition of the third-party manufacturers;

     -    political and economic conditions abroad; and

         -       the possibility of

                 --       expropriation or nationalization of assets
                 --       supply disruptions
                 --       currency controls
                 --       exchange rate fluctuations
                 --       changes in tax laws, tariffs, and freight rates.

         Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect the Company's ability to purchase its products from foreign suppliers or the price at which the Company can obtain those products.

         All of the Company's purchases from its foreign manufacturers are denominated in U.S. dollars or in Hong Kong dollars, which are pegged to the U.S. dollar. As a result, the foreign manufacturers bear any risks associated with exchange rate fluctuations subsequent to the date the Company places its orders with those manufacturers. Although the financial crisis that began in Asia in October 1997 has not resulted in any short-term changes in the prices that the Company pays for its die-cast products as of the date of this Report, an extended period of financial pressure on overseas markets or a devaluation of the Chinese currency that results in a financial setback to the Company's overseas manufacturers could have an adverse impact on the Company's operations. Purchases of die-cast products from the China-based manufacturers generally require the Company to provide an international letter of credit in an amount equal to the purchase order. Although the Company currently has in place financing arrangements in an amount that it considers adequate for anticipated purchase levels, the inability to fund any letter of credit required by a supplier would have an adverse impact on the Company's operations.

         Substantially all of the Company's sales are denominated in either U.S. dollars or Deutschmarks. As a result, international customers for the Company's products bear any risks associated with exchange rate fluctuations subsequent to the date the order is placed. The Company, however, may experience losses as a result of exchange rate fluctuations between the dollar and the Deutschmark. In the future, the Company may seek to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. Any currency exchange strategy may be unsuccessful in avoiding exchange-related losses, and the failure to manage currency risks effectively may have a material adverse effect on the Company's business, financial condition, and operating results. In addition, revenue of the Company earned in foreign countries may be subject to taxation by more than one jurisdiction, which would adversely affect the Company's earnings.

         Beginning in January 1999, a new currency called the "Euro" will be introduced in certain Economic and Monetary Union ("EMU") countries. All EMU countries are expected to be operating with the Euro as their single currency by 2002. Although a significant amount of uncertainty exists as to the effect the Euro currency will have on the marketplace generally, the Company currently does not believe that introduction of the Euro will create a material adverse effect on the Company's business or operating results. The Company intends to monitor the impact, if any, that introduction of the Euro currency will have on its internal systems and the sale of its products and to take appropriate actions to address those issues if required. The Company cannot predict the impact, if any, that introduction of the Euro will have on its business, financial condition, or results of operations.

         Under the terms of its license agreement with Hasbro, Hasbro's royalty payments to the Company for sales by Hasbro in foreign countries are based on the exchange rates in effect on the last day of the calendar quarter for which such royalties are owed. As a result, the Company bears any risks that may be associated with exchange rate fluctuations between the date on which Hasbro records overseas sales of products subject to the license agreement and the last day of the calendar quarter in which the sales are made. The Company currently does not believe that royalties from overseas sales of products by Hasbro will represent a material percentage of the Company's total revenue. As a result, the Company currently does not anticipate that it will engage in hedging transactions intended to offset potential adverse consequences of exchange rate fluctuations with respect to royalty payments due from Hasbro for sales in foreign countries.

THE COMPANY MAY REQUIRE ADDITIONAL CAPITAL TO SUPPORT GROWTH

         The Company's business operations have grown considerably in recent years as a result of various factors, including the following:

         - an increase in the number of licensing arrangements with race car drivers, car owners, sponsors, automobile manufacturers, and others;

         - expansion of the Company's product offerings, including additional lines of die-cast replicas that have required substantial investments in new tooling; and

         -        significant acquisitions of complementary businesses.

The Company has financed this growth through cash generated by operations, debt and equity financings, and the issuance of Common Stock in acquisitions. Continued rapid growth, whether externally through additional acquisitions or internally through new licensing arrangements or new product offerings, could require substantial additional capital in excess of cash resources, cash generated by operations, and funds available to the Company through its existing credit facility. The Company cannot predict the timing and amount of any such capital requirements at this time. Although the Company has been able to obtain adequate financing on acceptable terms in the past when necessary, such financing may not continue to be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to expand its business at the rate desired, which may adversely affect the Company's operating results. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing shareholders.

THE COMPANY DEPENDS ON MANAGEMENT AND OTHER KEY PERSONNEL

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

THE COMPANY HAS SIGNIFICANT INDEBTEDNESS

         As of September 30, 1998, the Company had outstanding approximately $135.6 million of indebtedness. This indebtedness includes $20.0 million principal amount of senior notes that mature on January 2, 1999, $100.0 million principal amount of 4 3/4% Convertible Subordinated Notes due 2005 (the "Notes"), and approximately $15.6 million of other secured and unsecured indebtedness. The Company intends to use available cash resources to repay the $20.0 million principal amount of senior notes at maturity. The Company in the future may face risks related to servicing its debt obligations as interest or principal payments are due. If the Company is unable to service its debt, it will be required to restructure or refinance its debt or pursue alternative sources of financing, which may include selling additional equity securities. The Company may not be able to successfully implement alternative strategies on satisfactory terms in the event that it becomes necessary to do so.

VOLATILITY OF MARKET PRICE OF COMMON STOCK AND NOTES

         The market price of the Company's Common Stock has increased dramatically during the last three years. See Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters." The period was marked by generally rising stock prices, extremely favorable industry conditions, and substantially improved operating results by the Company. These favorable conditions may not continue. The trading price of the Company's Common Stock in the future could be subject to wide fluctuations in response to a number of factors, including the following:

         -        quarterly variations in operating results of the Company;

         - actual or anticipated announcements of new products by the Company or its competitors;

         - changes in analysts' estimates of the Company's financial performance;

         - general conditions in the markets in which the Company competes;

         -        worldwide economic and financial conditions; and

         -        other events or factors.

The stock market also has experienced extreme price and volume fluctuations that have affected the market prices for many rapidly expanding companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock.

         The trading price of the Notes will depend on the factors described above as well as on other factors, such as prevailing interest rates, perceptions of the Company's creditworthiness, the market price of the Company's Common Stock into which the Notes are convertible, and the market for similar securities. As a result, the market price of the Notes may trade at a discount from their principal amount based on such factors.

OTHER RISKS ASSOCIATED WITH AN INVESTMENT IN THE NOTES

         The Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior indebtedness of the Company. As a result of such subordination, in the event of any insolvency, liquidation or reorganization of the Company or upon acceleration of the Notes due to an event of default (as defined in the Indenture governing the Notes), the assets of the Company will be available to pay obligations on the Notes only after the administrative expenses of any bankruptcy proceeding and all senior indebtedness, if any, has been paid in full. As a result, there may not be sufficient assets remaining to pay amounts due on the Notes and any other subordinated indebtedness of the Company then outstanding. The Indenture does not prohibit or limit the incurrence of additional indebtedness, including senior indebtedness, by the Company. The incurrence of such indebtedness could adversely affect the Company's ability to pay its obligations under the Notes. In addition, the Notes are not guaranteed by any subsidiary of the Company. As a result, the Notes effectively rank junior to all creditors of the subsidiaries of the Company.

         Upon the occurrence of certain adverse events, each holder of Notes may require the Company to repurchase all or a portion of such holder's Notes. If such an event were to occur, the Company may not have sufficient financial resources or may not be able to arrange financing to pay the repurchase price for all Notes tendered by holders thereof. The Company's ability to repurchase the Notes in such event may be limited by law, the Indenture, and the terms of other agreements relating to borrowings that constitute senior indebtedness, as such indebtedness or agreements may be entered into, replaced, supplemented, or amended from time to time. The Company may be required to refinance senior indebtedness in order to make any such repurchase payments. If the Company is prohibited from repurchasing the Notes, such failure would constitute an event of default under the Indenture, which may constitute a further default under certain of the Company's existing agreements relating to borrowings and the terms of other indebtedness that the Company may enter into from time to time. In such circumstances, the subordination provisions in the Indenture would prohibit payments to the holders of the Notes. Furthermore, the Company may not have the financial ability to repurchase the Notes in the event that maturity of senior indebtedness is accelerated as a result of a default under the applicable loan or similar agreement. The repurchase of Notes under the circumstances described above, or the inability of the Company to repurchase Notes as required, could have a material adverse affect on the Company's financial condition and operating results.

LITIGATION

         In March 1998, the Company settled one lawsuit and reached an agreement to settle another lawsuit. The Company took a one-time charge of approximately $950,000 in the second quarter of fiscal 1998 with respect to one of these settlements. The final terms of the pending settlement are subject to the execution of a definitive settlement agreement by the respective parties.

         During 1997, the Company was named as a defendant in a class action lawsuit alleging that the defendants engaged in certain price fixing and other anti-competitive activities in violation of federal antitrust laws. See Item 3, "Legal Proceedings." The Company is actively defending this lawsuit. A decision adverse to the Company in this lawsuit could have a material adverse effect on the Company's business, financial condition, and operation results. The Company's financial statements currently reflect no provision for this lawsuit.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years.

         During 1997, the Company commenced a program to install new computer software programs that are intended to integrate the Company's management information systems throughout its organizational structure, as well as to comply with "Year 2000" requirements. The Company has experienced delays in completing this program and currently anticipates that these software systems will be operational in the second quarter of calendar 1999. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance." The Company believes that its new software systems will comply with the Year 2000 requirements, and the Company currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of any of its systems to function properly beyond December 31, 1999. The Company cannot provide assurance, however, that it will successfully complete installation and testing of the new systems prior to January 1, 2000. In addition, computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which the Company's systems interface may not continue to properly interface with the Company's systems and may not otherwise be compliant on a timely basis with Year 2000 requirements. Any failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results.

RIGHTS TO ACQUIRE SHARES; POTENTIAL ISSUANCE OF ADDITIONAL SHARES

         As of December 15, 1998, options to acquire a total of approximately 899,340 shares were outstanding under the Company's 1993 Stock Option Plan and 1998 Non-Qualified Stock Option Plan. Holders of such options will have the opportunity to profit from an increase in the market price of Common Stock, with resulting dilution in the interests of holders of Common Stock. The existence of such stock options could adversely affect the terms on which the Company can obtain additional financing, and the option holders can be expected to exercise such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options.

SHARES ELIGIBLE FOR FUTURE SALE; POTENTIAL DEPRESSIVE EFFECT ON STOCK PRICE

         Sales of substantial amounts of Common Stock by shareholders of the Company, or even the potential for such sales, may have a depressive effect on the market price of the Common Stock. Of the 16,657,632 shares of Common Stock outstanding as of December 15, 1998, 14,119,663 shares currently are eligible for resale in the public market without restriction or further registration unless held by an "affiliate" of the Company, as that term is defined under applicable securities laws. The 2,537,969 remaining shares of Common Stock outstanding are "restricted securities," as that term is defined in Rule 144 under the securities laws, and may be sold only in compliance with Rule 144, pursuant to registration under the Securities Act, or pursuant to an exemption therefrom. The Company has registered an aggregate of approximately 455,800 shares of such "restricted securities" for resale pursuant to an effective registration statements. Affiliates also are subject to certain of the resale limitations of Rule 144 as promulgated under the securities laws. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company or an affiliate of the Company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of the Company's then-outstanding Common Stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares. An aggregate of approximately 2,101,056 shares held by certain officers and directors currently are available for sale under Rule 144.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements and information contained in this Report under the headings "Business," "Special Considerations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the motorsports industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the securities laws. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Special Considerations."

ITEM 2.    PROPERTIES

         The Company leases a newly constructed, approximately 140,000 square foot building in Phoenix, Arizona. The Company uses approximately 38,000 square feet of this facility for its corporate headquarters and approximately 102,000 square feet for warehouse space and packaging operations. The initial term of the lease expires in August 2007, with two five-year renewal options. The Company currently is seeking to sublease its previous facility in Tempe, Arizona, but there can be no assurance that it will be able to do so on favorable terms or at all.

         The Company also leases a newly constructed, approximately 121,000 square foot facility in the Charlotte, North Carolina, vicinity for its operations in that area. The Company utilizes approximately 42,000 square feet of the new facility for offices and approximately 79,000 square feet for warehouse space and distribution operations. The initial term of the lease expires in June 2018, with four five-year renewal options.

         The Company currently leases two facilities in Atlanta, Georgia, for its Image Works operations. One facility consists of approximately 77,400 square feet, of which the Company utilizes approximately 14,000 square feet for offices and approximately 63,400 square feet for manufacturing and warehouse operations. The lease on this facility expires in January 2001. The second facility consists of approximately 21,900 square feet, of which the Company utilizes approximately 19,400 square feet for warehouse and distribution operations and approximately 2,500 square feet for offices. The lease on this facility expires in February 1999.

         The Company owns a newly constructed, approximately 55,000 square foot facility in Aachen, Germany, for its MiniChamps operations. The Company utilizes approximately 39,000 square feet of this facility for its European warehouse and distribution operations, and currently is completing construction of office space in the remaining 16,000 square feet of the facility. The Company currently is leasing 5,000 square feet of office space in Aachen, Germany, from the spouse of Paul G. Lang, a director of the Company.

ITEM 3.    LEGAL PROCEEDINGS

         On March 4, 1997, two class action lawsuits were filed against the Company and approximately 28 other defendants in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants engaged in price fixing and other anti-competitive activities in violation of federal antitrust laws. The alleged class of plaintiffs consists of all purchasers of souvenirs or merchandise from licensed vendors at any NASCAR Winston Cup race or supporting event during the period commencing January 1, 1991. The Company was named as a defendant based upon actions alleged to have been taken by Sports Image, Inc., a North Carolina corporation ("Sports Image N.C.") and Creative Marketing & Promotions, Inc. ("CMP") prior to the Company's acquisitions of the assets and capital stock, respectively, of those entities. The actions were subsequently consolidated by order of the court. The caption of the consolidated action is "In re Motorsports Merchandise Antitrust Litigation" and the files are maintained under Master File No. 1-97-CV-0569-CC. On May 30,1997, a consolidated amended complaint was filed, which deleted the Company as a defendant with respect to claims based upon actions alleged to have been taken by Sports Image N.C. and named the Company's wholly owned subsidiary, Sports Image, Inc., an Arizona corporation ("Sports Image AZ"), as a defendant with respect to those claims. The Company remains a defendant with respect to claims based upon actions alleged to have been taken by CMP.

         On July 31,1997, the Company acquired all of the outstanding capital stock of RYP, which is another defendant in the motorsports merchandise antitrust litigation. Accordingly, the Company has assumed the defense of this matter with respect to claims based upon actions alleged to have been taken by RYP and will be responsible for costs, fees, expenses, damages, payments, credits, rebates, and penalties, if any, arising out of this matter with respect to RYP. The seller of RYP has agreed to be responsible for amounts, if any, in excess of $400,000 (the "$400,000 Cap"). The $400,000 Cap excludes attorneys fees and certain other costs and expenses that the Company may incur in defending or settling this matter. The plaintiffs have requested injunctive relief and monetary damages of three times an unspecified amount of damages that the plaintiffs claim to have actually suffered. On August 1, 1997, answers were filed on behalf of the Company and Sports Image AZ denying the allegations of the complaint. Pursuant to an agreement between the plaintiffs and Sports Image AZ to toll the running of the statute of limitations with respect to any claims against Sports Image AZ, on November 17, 1997 the plaintiffs filed a motion to dismiss Sports Image AZ from the case without prejudice. The court granted the motion on March 20, 1998. On March 2, 1998, the plaintiffs filed, pursuant to an order of the court, a second consolidated amended complaint intended to set forth certain of the allegations with greater specificity. The Company intends to vigorously defend the claims asserted in this lawsuit.

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

                                                                          COMMON STOCK
                                                                          ------------
                                                                         HIGH       LOW
                                                                         ----       ---
1995:
    First Quarter.............................................          $3.69     $2.38
    Second Quarter............................................           4.63      3.19
    Third Quarter.............................................           9.25      4.25
    Fourth Quarter............................................           9.81      6.13

1996:
    First Quarter.............................................         $11.63     $6.38
    Second Quarter............................................          20.50     10.75
    Third Quarter.............................................          14.75      9.75
    Fourth Quarter............................................          19.50     12.50

1997:
    First Quarter.............................................         $24.25    $16.50
    Second Quarter............................................          29.00     18.00
    Third Quarter.............................................          36.13     25.38
    Fourth Quarter............................................          38.00     23.00

1998:
    First Quarter.............................................         $38.88    $30.75
    Second Quarter............................................          37.13     25.91
    Third Quarter.............................................          37.25     23.13
    Fourth Quarter (through December 15, 1998)................          36.50     18.63

         As of December 15, 1998, there were approximately 310 holders of record and approximately 9,400 beneficial owners of the Company's Common Stock. On December 15, 1998, the closing sales price of the Company's Common Stock on the Nasdaq National Market was $35.19 per share.

         On February 3, 1998, the Company issued 9,486 shares of Common Stock to Dale Earnhardt and Teresa Earnhardt and 414 shares of Common Stock to Donald G. Hawk, Jr. in connection with a race car sponsorship. The Company issued the shares without registration under the Securities Act of 1933 in reliance on
Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical financial data presented below as of and for the five years ended September 30, 1998 are derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                   1994         1995          1996        1997(1)       1998(2)
                                                   ----         ----          ----        -------       -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Sales:
   Collectibles........................     $     12,802    $   23,443    $   40,904    $  63,846    $  129,348
   Apparel and souvenirs...............              143         1,190         1,961       60,430       106,712
   Other(3)............................            3,924         1,498         1,351        6,104        15,817
                                            ------------    ----------    ----------    ---------    ----------
     Net sales.........................           16,869        26,131        44,216      130,380       251,877
Cost of sales..........................           10,488        15,882        25,296       80,995       157,079
                                            ------------    ----------    ----------    ---------    ----------
Gross profit...........................            6,381        10,249        18,920       49,385        94,798
Selling, general and administrative
   expenses............................            5,808         6,115         9,262       24,564        45,344
Settlement costs (4)...................               --            --            --        5,400           950
Amortization of goodwill and other
   intangibles.........................               --             4             4        1,286         4,392
                                            ------------    ----------    ----------    ---------    ----------
                                                   5,808         6,119         9,266       31,250        50,686
                                            ------------    ----------    ----------    ---------    ----------
Income from operations.................              573         4,130         9,654       18,135        44,112
Interest income (expense) and other,
   net.................................            (164)            24           216      (1,225)       (2,945)
                                            ------------    ----------    ----------    ---------    ----------
Income before provision for
   (benefit from) income taxes.........              409         4,154         9,870       16,910        41,167
Provision for (benefit from) income
   taxes...............................            (224)         1,384         3,917        6,764        16,391
Minority interest in earnings..........               --            --            --           --           189
                                            ------------    ----------    ----------    ---------    ----------
Net income.............................     $        633    $    2,770    $    5,953    $  10,146    $   24,587
                                            ============    ==========    ==========    =========    ==========
Net income per common
   share, assuming dilution(5).........     $       0.08    $     0.26    $     0.46    $    0.69    $     1.48
                                            ============    ==========    ==========    =========    ==========
Weighted average number of
   common shares, assuming
   dilution(5).........................            9,566        10,899        13,028       14,624        16,647

OTHER FINANCIAL DATA:
Ratio of earnings to fixed charges(6)..             2.2x         14.8x         44.7x         7.8x          7.3x

CONSOLIDATED BALANCE SHEET DATA
   (AT END OF PERIOD):
Working capital........................     $      5,699    $   11,922    $   18,094    $  56,975    $   86,939
Total assets...........................           11,656        23,351        31,649      141,325       305,934
Total debt.............................              266           288           365       22,586       135,596
Shareholders' equity...................            6,909        18,890        26,996      103,168       136,432


--------------------

(1) Fiscal 1997 results include the results of operations of Sports Image, Motorsports Traditions, RYP, Image Works, and Simpson, beginning as of their respective dates of acquisition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

(2) Fiscal 1998 results include the results of operations of the Rusty Wallace Acquisition, the Revell Acquisition, and the acquisitions of Brookfield, Chase, MiniChamps, and Performance Plus, beginning as of their respective dates of acquisition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

(3) Includes (a) the revenue of the Company's M-Car(TM) operations through the discontinuation of those operations in September 1994, (b) the revenue of the Company's mini vehicle operations through the discontinuation of those operations in March 1995, and (c) royalty and license fees beginning in fiscal 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

(4) Represents (a) a one-time charge of approximately $5.4 million for settlement costs and related legal and other expenses in fiscal 1997, and (b) a one-time charge of approximately $950,000 for settlement costs and related legal and other expenses in fiscal 1998.

(5) Adjusted to reflect the two-for-one stock split effected as a stock dividend on May 28, 1996, and restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

(6) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before provision for income taxes plus fixed charges. Fixed charges consist of interest expense (including the amortization of debt issuance costs) plus that portion of rental payments on operating leases deemed representative of the interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company designs and markets licensed motorsports products, including die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. The Company also develops promotional programs for sponsors of motorsports that feature the Company's die-cast replicas or other products and that are intended to increase brand awareness of the products or services of the corporate sponsors. In addition, the Company represents popular race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements. Third parties manufacture all of the Company's motorsports collectibles and most of the Company's apparel and souvenirs, generally utilizing the Company's designs, tools, and dies. The Company screen prints and embroiders a portion of the licensed motorsports apparel that it sells.

         The Company was incorporated in Arizona in May 1992 and began marketing die-cast collectibles in July 1992. In August 1994, the Company acquired certain assets and liabilities of Fan Fueler, Inc. and began marketing licensed motorsports consumer products. During fiscal 1993 and 1994, the Company also conducted the business of staging M-Car(TM) Grand Prix Races for charitable and other organizations, in which participating sponsors purchased specialized gas-powered, one-third scale racing vehicles from the Company. In September 1994, the Company sold the assets and liabilities related to its M-Car(TM) operations and discontinued its M-Car(TM) Grand Prix Race operations. During fiscal 1993 and 1994 and the first two quarters of fiscal 1995, the Company designed and marketed pedal, electric, and gas-powered mini vehicles, primarily as specialty promotional items. The Company sold the assets related to its mini vehicle operations in March 1995.

         In November 1996, the Company acquired Sports Image and in January 1997 the Company acquired Motorsport Traditions, both of which marketed and distributed licensed motorsports apparel, die-cast collectibles, and other souvenir items. In July 1997, the Company acquired RYP, which had operations similar to those of Sports Image and Motorsport Traditions, and Image Works, which manufactures and markets licensed motorsports apparel through the mass-merchandising markets. The Company acquired certain assets and assumed certain liabilities related to the mini-helmet collectible business of Simpson in August 1997. Following these acquisitions, the Company took a number of actions intended to integrate the operations of the acquired companies with the Company's existing operations and to reduce overall selling, general, and administrative expenses associated with the acquired entities. These efforts had a meaningful impact on the Company's results of operations beginning in the second half of fiscal 1997.

         In December 1997, the Company completed the Rusty Wallace Acquisition, in which it acquired assets related to sales of motorsports merchandise licensed by NASCAR driver Rusty Wallace. The Company and an affiliate of Rusty Wallace also entered into a seven-year license agreement. See "Business - Licenses." In December 1997, the Company also completed the Revell Acquisition, in which it acquired the assets related to certain "Revell" trademarked die-cast products. The Company and Revell also entered into a 10-year license agreement and a long-term strategic alliance involving extensive marketing and distribution arrangements. See "Business Licenses."

         In January 1998, the Company acquired the assets and assumed certain liabilities of Brookfield, which distributes various motorsports collectibles and other die-cast replicas. In May 1998, the Company acquired a majority interest in Chase, a motorsports apparel and licensing company that creates and markets apparel, toiletries, and clothing accessories that bear "Chase" branded marks. In August 1998, the Company acquired an 80% interest in MiniChamps, which markets and distributes die-cast replicas of Formula One and GT race cars as well as factory production cars, driver figurines, and other motorsports collectibles. In September 1998, the Company acquired a majority interest in Performance Plus, which develops and markets driver-endorsed nutritional products, including vitamins, energy bars, and energy drinks.

         In addition to the cost savings described above, the Company believes that the acquisitions described above provide the potential for enhanced revenue opportunities as a result of the synergies created by expanded product offerings and additional distribution channels. For example, in fiscal 1997 the Company began developing new lines of licensed motorsports apparel and souvenirs for exclusive sales through its Collectors' Club. The Company also believes that these acquisitions provide opportunities for additional sales growth of the Company's die-cast products through trackside sales, promotional programs, and fan clubs.

         Prior to the fiscal 1997 and 1998 acquisitions, the Company's revenue consisted primarily of sales of die-cast collectibles, and the revenue of the acquired businesses consisted primarily of sales of either die-cast or other collectibles or licensed motorsports apparel and souvenirs. Promotional revenue consists of sales of products developed for corporate promotion programs. Beginning in fiscal 1997, the Company's revenue includes royalty income as a result of the license agreement with Hasbro.

         The Company's cost of sales consists primarily of the cost of products procured from third-party manufacturers, royalty payments to licensors, and depreciation of tooling and dies. Significant factors affecting the Company's cost of sales as a percentage of net sales include (i) the overall percentage of net sales represented by sales of die-cast collectible products, which typically carry higher gross margins than the Company's other products, (ii) the percentage of sales of die-cast collectible products represented by sales through the Collectors' Club, which typically carry higher gross margins than sales of such products through wholesale distributors, and (iii) the effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales. The Company believes that the increased sales of licensed apparel and souvenirs following the fiscal 1997 acquisitions will result in lower overall gross margins as a result of lower gross margins generally associated with these acquired product lines. The Company believes, however, that the effect of these lower gross margins will be mitigated at least to some extent by cost reductions and other operational efficiencies associated with the combination of the acquired entities and by the license agreement with Hasbro. The agreement with Hasbro provides the Company with a source of license royalties without significant related cost of sales. In addition, the license agreement provides the Company with access to the mass-merchandise market without committing capital for manufacturing and with limited marginal expenditures for administrative and marketing activities.

         Selling, general, and administrative expenses include general corporate expenses. The Company anticipates that it will continue to achieve a reduction in selling, general, and administrative expenses as a percentage of sales as a result of consolidation and the cost-reduction efforts described above. The Company recorded goodwill and other intangibles of approximately $50.0 million in connection with the fiscal 1997 acquisitions and recorded an additional $61.8 million of goodwill and other intangibles from the acquisitions completed in fiscal 1998. The Company is amortizing the goodwill and other intangibles over three to 25 years.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                    ------------------------
                                                  1994         1995         1996          1997           1998
                                                  ----         ----         ----          ----           ----
Sales
   Collectibles.........................           75.9%        89.7%        92.5%         49.0%         51.4%
   Apparel and souvenirs................            0.8          4.6          4.4          46.3          42.4
   Other................................           23.3          5.7          3.1           4.7           6.2
                                                 ------       ------       ------        ------        ------
     Net sales..........................          100.0        100.0        100.0         100.0         100.0
Cost of sales...........................           62.2         60.8         57.2          62.1          62.4
                                                 ------       ------       ------        ------        ------
Gross profit............................           37.8         39.2         42.8          37.9          37.6
Selling, general and administrative
   expenses.............................           34.4         23.4         21.0          18.8          18.0
Settlement costs(1).....................            --           --           --            4.2           0.4
Amortization of goodwill and other
   intangibles..........................            --           --           --            1.0           1.7
                                                 ------       ------       ------        ------        ------
Income from operations..................            3.4         15.8         21.8          13.9          17.5
Interest income (expense) and other,
   net..................................           (1.0)         0.1          0.5          (0.9)         (1.2)
                                                 ------       ------       ------        ------        ------
Income before provision for
   (benefit from) income taxes..........            2.4         15.9         22.3          13.0          16.3
Provision for (benefit from) income
   taxes................................           (1.4)         5.3          8.8           5.2           6.5
Minority interest in earnings...........            --           --           --            --            0.1
                                                 ------       ------       ------        ------        ------
Net income..............................            3.8%        10.6%        13.5%          7.8%          9.7%
                                                 ======       ======       ======        ======        ======

------------------

(1) Fiscal 1997 includes a one-time charge of approximately $5.4 million for costs and legal and other expenses related to the settlement of a lawsuit. Excluding the one-time charge, fiscal 1997 income from operations, income before provision for income taxes, and net income would have been approximately 18.1%, 17.1%, and 10.3% of net sales, respectively. Fiscal 1998 includes a one-time charge of approximately $950,000 for costs and other expenses related to the settlement of a lawsuit. Excluding the one-time charge, fiscal 1998 income from operations, income before provision for income taxes, and net income would have been 17.9%, 16.7%, and 10.0% of net sales, respectively.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1997

         Net sales increased 93.2% to $251.9 million for the year ended September 30, 1998 from $130.4 million for the year ended September 30, 1997. The Company attributes the improvement in sales during fiscal 1998 primarily to
(i) revenue from the Company's fiscal 1997 and 1998 acquisitions, (ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of souvenirs, apparel, and die-cast collectible goods, and (iii) an increase in membership in the Company's Collectors' Club to approximately 148,000 members at September 30, 1998 from approximately 100,000 members at September 30, 1997.

         Gross profit increased to $94.8 million in fiscal 1998 from $49.4 million in fiscal 1997, representing 37.6% and 37.9% of net sales, respectively. The decrease in gross profit as a percentage of net sales resulted primarily from increased sales of die-cast collectibles through wholesale channels, which typically provide lower margins than sales of such products through the Collectors' Club.

         Selling, general and administrative expenses increased to $45.3 million in fiscal 1998 from $24.6 million in fiscal 1997, representing 18.0% and 18.8% of net sales, respectively. The decrease in such expenses as a percentage of sales resulted primarily from cost savings achieved with the integration and consolidation of operations of the businesses acquired in fiscal 1997 and 1998. The integration and consolidation included the relocation of Motorsport Traditions into Sports Image's facility, the integration of management information systems, and a reduction in excess labor.

         Amortization of goodwill and other intangibles increased to $4.4 million for fiscal 1998 from $1.3 million for fiscal 1997. The increase in amortization of goodwill and other intangibles is related to the acquisitions of Sports Image, Motorsport Traditions, and other entities. The Company recorded goodwill and other intangibles of $50.0 million in connection with the fiscal 1997 acquisitions, and recorded an additional $61.8 million of goodwill and other intangibles from the acquisitions completed in fiscal 1998. The Company is amortizing the goodwill and other intangibles over periods of three to 25 years.

         Interest income (expense) and other, net, changed to approximately $(2.9 million) for fiscal 1998 from approximately $(1.2 million) for fiscal 1997. The change was primarily attributable to an increase in interest expense of approximately $3.5 million related to the issuance of $100.0 million of Notes in March 1998, offset by an increase in interest income of approximately $1.8 million related to proceeds from the Company's Common Stock offering in June 1997 and the sale of the Notes in March 1998.

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1996

         Net sales increased 195% to $130.4 million for the year ended September 30, 1997 from $44.2 million for the year ended September 30, 1996. The Company attributes the improvement in sales during fiscal 1997 primarily to (i) revenue from Sports Image and Motorsport Traditions, which were acquired by the Company during the first and second quarters of fiscal 1997, respectively; (ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of souvenirs, apparel, and die-cast collectible goods; and (iii) an increase in Collectors' Club membership. The number of members in the Collectors' Club increased to approximately 100,000 members at September 30, 1997 from approximately 72,000 members at September 30, 1996.

         Gross profit increased to $49.4 million in fiscal 1997 from $18.9 million in fiscal 1996, representing 37.9% and 42.8% of net sales, respectively. The decrease in gross profit as a percentage of net sales resulted primarily from increased sales of apparel and souvenirs, which typically provide lower margins than sales of the Company's collectible products.

         Selling, general and administrative expenses increased to $24.6 million in fiscal 1997 from $9.3 million in fiscal 1996, representing 18.8% and 21.0% of net sales, respectively. The decrease in such expenses as a percentage of sales resulted primarily from cost savings achieved with the integration and consolidation of operations for the acquired entities of Sports Image and Motorsport Traditions. The integration and consolidation included the relocation of Motorsport Traditions into Sports Image's facility, the integration of management information systems, and a reduction in personnel.

         Settlement costs of $5.4 million for the year ended September 30, 1997 resulted from a one-time charge for the settlement of a lawsuit and related legal charges. This settlement represented 4.1% of net sales in fiscal 1997.

         Amortization of goodwill and other intangibles increased to $1.3 million for the year ended September 30, 1997 from $4,000 for the year ended September 30, 1996. The increase in amortization of goodwill and other intangibles is related to the acquisitions of Sports Image, Motorsport Traditions, and other entities. The Company recorded goodwill and other intangible assets of $50.0 million in connection with the fiscal 1997 acquisitions. The Company is amortizing the goodwill and other intangible assets over a period of three to 25 years.

         Interest income (expense) and other, net, changed to $(1.2 million) in fiscal 1997 from approximately $216,000 in fiscal 1996. The change was primarily attributable to an increase in interest expense of approximately $2.0 million related to debt incurred in connection with the acquisitions of Sports Image and Motorsport Traditions.

PRO FORMA RESULTS OF OPERATIONS

         The following table sets forth the unaudited pro forma income statement data of the Company for the fiscal years ended September 30, 1997 and 1998, giving effect to the acquisitions of Sports Image, Motorsport Traditions, RYP, Image Works, Simpson, the Rusty Wallace Acquisition, the Revell Acquisition, and the acquisitions of Brookstone, Chase, MiniChamps, and Performance Plus as if they had occurred on October 1, 1996, using the purchase method of accounting for business combinations. The unaudited pro forma income statement data presented herein does not purport to represent what the Company's actual results of operations would have been had those acquisitions occurred on that date or to project the Company's results of operations for any future period.

                                                                                     FISCAL YEAR ENDED
                                                                                     -----------------
                                                                       SEPTEMBER 30, 1997       SEPTEMBER 30, 1998
                                                                       ------------------       ------------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.......................................................            $213,954                  $283,702
Net income(1)...................................................              13,356                    26,728
Net income per common share, assuming dilution(1)...............          $     0.90                $     1.60

--------------------

(1) Pro forma amounts for fiscal 1997 exclude the one-time charge of approximately $5.4 million, or $0.22 per share, for legal settlement costs and related charges. Pro forma amounts for fiscal 1998 exclude the one-time charge of approximately $950,000, or $0.03 per share, for legal settlement costs and related charges.

         The pro forma results shown above do not account for efficiencies gained upon the consolidation of operations, including the elimination of duplicative functions and reduction of salary expense and other related costs. The difference in earnings per share on a pro forma basis for fiscal 1997 is primarily attributable to lower gross margins as a result of the write-down of inventory by Motorsport Traditions immediately prior to the date of acquisition. The Company has implemented improvements to the management and control of inventories of the acquired companies intended to reduce the need for seasonal adjustments to inventory. The pro forma results of operations for the years ended September 30, 1997 and 1998, reflect the amortization of goodwill and other intangibles arising from the fiscal 1997 and fiscal 1998 acquisitions and include additional interest expense associated with the financing of the acquisitions of Sports Image, Motorsport Traditions, Chase, and MiniChamps.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain unaudited quarterly results of operations for each of the eight quarters in the fiscal years ended September 30, 1997 and 1998. All quarterly information was obtained from unaudited financial statements not otherwise contained herein. The Company believes that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                           FISCAL 1997
                                                                           -----------
                                                1ST QUARTER       2ND QUARTER    3RD QUARTER(1)      4TH QUARTER
                                                -----------       -----------    --------------      -----------

Net sales..............................         $ 15,175         $  28,302         $   39,632       $   47,270
Gross profit...........................            6,395            10,781             14,684           17,525
Income from operations.................            2,843             4,583              2,349            8,361
Net income.............................         $  1,568         $   2,437         $    1,098       $    5,043
Net income per common share,
   assuming dilution...................         $   0.12         $    0.17         $     0.08       $     0.31
Weighted average number of common
   shares, assuming dilution...........           13,455            14,129             14,430           16,450

                                                                           FISCAL 1998
                                                                           -----------
                                                1ST QUARTER     2ND QUARTER(2)     3RD QUARTER       4TH QUARTER
                                                -----------     --------------     -----------       -----------
Net sales..............................         $ 42,918         $  53,155         $   76,793       $   79,011
Gross profit...........................           15,056            20,061             29,528           30,052
Income from operations.................            6,375             7,467             15,032           15,237
Net income.............................         $  3,656         $   4,036         $    8,548       $    8,347
Net income per common share,
   assuming dilution...................         $   0.22         $    0.24         $     0.50       $     0.49
Weighted average number of common
   shares, assuming dilution...........           16,568            16,666             18,766           18,781

--------------------

(1) Includes a one-time charge of approximately $5.4 million for costs and legal and other expenses related to the settlement of a lawsuit. Excluding the one-time charge, income from operations, net income, and net income per common share, assuming dilution, for the third quarter of fiscal 1997 would have been approximately $7,749, $4,338, and $0.30, respectively.

(2) Includes a one-time charge of approximately $950,000 for costs and legal and other expenses related to the settlement of a lawsuit. Excluding the one-time charge, income from operations, net income, and net income per common share, assuming dilution, for the second quarter of fiscal 1998 would have been approximately $8,417, $4,606, and $0.28, respectively.

         The Company's revenue and operating results may be subject to quarterly and other fluctuations as a result of a variety of factors. As a result of the fiscal 1997 and 1998 acquisitions, the Company believes that quarter-to-quarter comparisons of its past financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased to $86.9 million at September 30, 1998 from $57.0 million at September 30, 1997. The increase of $29.9 million is primarily attributable to the private placement of Notes in March 1998, as described below, and results from operations.

         Capital expenditures for the year ended September 30, 1998 totaled approximately $21.7 million, of which approximately $12.9 million was utilized for the Company's continued investment in tooling.

         On October 3, 1997 the Company issued 34,940 shares of Common Stock to Richard Childress Racing Enterprises, Inc. ("RCR") as a portion of the license fee pursuant to a license agreement entered into between the Company and RCR on that date. On February 3, 1998, the Company issued 9,486 shares of Common Stock to Dale Earnhardt and Teresa Earnhardt and 414 shares of Common Stock to Donald
G. Hawk, Jr. in connection with a race car sponsorship.

         During the year ended September 30, 1998, the Company issued 425,990 shares of Common Stock upon the exercise of stock options, resulting in total proceeds to the Company of approximately $1.6 million.

         On January 2, 1997, the Company entered into a credit facility with First Union National Bank of North Carolina ("First Union"). On August 5, 1998, the Company entered into an amended and restated credit agreement with First Union (the "Credit Facility"). The Credit Facility consists of a revolving line of credit for up to $20.0 million, which includes up to $5.0 million for standby letters of credit (the "Line of Credit") and a $30.0 million trade letter of credit/bankers' acceptance facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at the Company's option, at a rate equal to (i) the Alternate Base Rate (as described below) plus an applicable margin as defined in the credit agreement or (ii) LIBOR plus an applicable margin as defined in the credit agreement. The "Alternate Base Rate" under the Line of Credit is the greater of (a) the bank's publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined) plus 0.5%. The Line of Credit matures on April 1, 2001 with respect to the revolving line of credit portion of the Line of Credit, and on April 1, 1999 with respect to the standby letter of credit portion of the Line of Credit and the Letter of Credit/BA Facility, subject to extensions by First Union. The Credit Facility is guaranteed by the Company's subsidiaries. The Line of Credit also contains certain provisions that require the Company to comply with certain financial covenants and that limits the Company's ability to incur additional indebtedness or make certain investments, to sell assets, to engage in certain mergers or consolidations, or to pay dividends. The Company did not have any outstanding borrowings under the Line of Credit as of September 30, 1998. The Company had outstanding purchase commitments of approximately $3.7 million under the Letter of Credit/BA Facility as of September 30, 1998.

         On January 2, 1997, the Company issued an aggregate of $20.0 million principal amount of senior notes to three insurance companies (the "Senior Notes"). The Senior Notes bear interest at the rate of 8.05% per annum, provide for semi-annual payments of accrued interest, and mature on January 2, 1999. The Company may not prepay the Senior Notes prior to maturity, but must offer to redeem the Senior Notes in the event of a "Change of Control" of the Company, as defined in the Senior Notes. The Senior Notes contain certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and limit the ability of the Company and its subsidiaries to incur additional indebtedness, to sell assets or engage in certain mergers or consolidations. The Senior Notes are guaranteed by the Company's subsidiaries. The Company intends to use available cash resources to repay the Senior Notes at maturity.

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

         On December 9, 1997, the Company acquired certain assets and assumed certain liabilities related to sales of motorsports merchandise licensed by NASCAR Winston Cup driver Rusty Wallace for approximately $6.0 million in cash. The Company paid $2.5 million at closing and paid the remainder in four installments during fiscal 1998. In connection with the acquisition, the Company entered into a seven-year license agreement for the name and likeness of Mr. Wallace. The terms of this acquisition were determined by arms-length negotiations between representatives of Mr. Wallace and representatives of the Company.

         On December 19, 1997, the Company completed the Revell Acquisition, pursuant to which the Company acquired certain assets and assumed certain liabilities related to Revell's motorsports die-cast collectible product lines. The preliminary price, which is subject to certain adjustments, consists of an initial cash payment of $14.8 million and $1.0 million per year for 10 years beginning on January 1, 1998, provided that certain conditions are met. Revell had sales of die-cast collectibles of approximately $20.0 million during 1997. The Company markets the Revell-trademarked products through its existing distribution channels, but with different features and at different price points from its current lines of die-cast collectibles. The Company and Revell also entered into a 10-year license agreement under which the Company has the right to utilize certain Revell trademarks in connection with sales of its die-cast products. See Item 1, "Business - Licenses." In addition, the Company and Revell have formed a long-term strategic alliance under which (i) the Company will assist Revell to obtain licenses with top race car drivers for Revell's line of plastic model kits; (ii) Revell has appointed the Company as the exclusive distributor for trackside sales of Revell plastic model kits and as a non-exclusive distributor for retail sales of Revell plastic model kits through the Company's wholesale distribution network; and (iii) the Company will have certain Revell-trademarked die-cast collectibles manufactured to enable Revell to fulfill commitments for 1998 mass market sales, and the Company will manufacture other licensed motorsport die-cast products for Revell's sales as promotional and premium products. The terms of this acquisition were determined by arms-length negotiations between representatives of Revell and representatives of the Company.

         On January 8, 1998, the Company acquired certain assets and assumed certain liabilities of Brookfield. The purchase price consisted of (i) approximately $800,000 in cash and (ii) up to 27,397 shares of Common Stock, subject to certain adjustments, to be issued upon completion of certain purchase price adjustments by the Company and the seller. Brookfield distributes various motorsport die-cast collectibles as well as various other die-cast replicas. The terms of this acquisition were determined by arms-length negotiations between representatives of the seller and representatives of the Company.

         On April 20, 1998, the Company made a $1.0 million equity investment in LBE Technologies, Inc. ("LBET") and entered into a five-year strategic alliance with LBET. The strategic alliance provides the Company with exclusive merchandising rights at each of LBET's "NASCAR Silicon Motor Speedway" centers, which are located in large shopping malls and feature real-time interactive racing simulators that duplicate on-track racing sensations for participants.

         On May 22, 1998 the Company acquired a controlling interest in Chase, a motorsports-related apparel branding and licensing company. Pursuant to the terms of the acquisition and operating agreements, the Company acquired an 80% interest in Chase for an aggregate of $10.0 million in cash. The terms of the acquisition agreement also include a three-year earn-out payment of up to $4.0 million if certain financial criteria are met. The terms of this acquisition were determined by arms-length negotiations between representatives of the sellers and representatives of the Company.

         On August 28, 1998, the Company acquired an 80% interest in MiniChamps for cash of approximately $21.5 million. MiniChamps markets and distributes die-cast replicas of Formula One and GT race cars as well as factory production cars, driver figurines, and other motorsports collectibles. MiniChamps generated revenue of approximately $26.0 million in the 12-month period ended December 31, 1997. The terms of this acquisition were determined by arms-length negotiations between representatives of the sellers and representatives of the Company.

         In September 1998, the Company acquired 58% of the membership interests of Performance Plus, which develops and markets driver-endorsed nutritional products, including vitamins, energy bars, and energy drinks. Although the Company did not make any initial cash payment for its membership interests, it will provide working capital up to $4.0 million under a line of credit bearing interest at 8%. The Company also will provide management support services to Performance Plus under an operating agreement for which it will receive a fee based on a percentage of Performance Plus' revenue.

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

YEAR 2000 COMPLIANCE

         During 1997, the Company commenced a program to install new computer software programs that are intended to integrate the Company's management information systems throughout its organizational structure, as well as to comply with Year 2000 requirements. The Company has experienced delays in completing this program. As of the filing date of this Report, the installation program is approximately 75% complete and the Company currently anticipates that the new software systems will be operational in the second quarter of calendar 1999. The Company believes that its new software systems will comply with the Year 2000 requirements, and the Company currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of any of its systems to function properly beyond December 31, 1999.

         Computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which the Company's systems interface may not continue to properly interface with the Company's systems and may not otherwise be compliant on a timely basis with Year 2000 requirements. The Company's third-party manufacturers of die-cast, apparel, and other products do not rely heavily on computer-operated systems in their manufacturing processes. Accordingly, the Company does not believe that Year 2000 issues pose a significant risk with respect to the manufacture of its products. Because the Company's business typically does not generate a large volume of purchase orders for its products, the Company believes it could rely on non-automated ordering systems if its vendors' computer systems fail as a result of Year 2000 issues. Any failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance, however, could have a material adverse effect on the Company's business, financial condition, and operating results.

         As of the filing date of this Report, the Company has not developed a contingency plan to address Year 2000 issues. If by April 1, 1999, the Company has not completed the installation and start-up of its new computer software systems or it determines that any third party on which it relies will not be able to adequately address Year 2000 issues, the Company intends to immediately begin development of an appropriate contingency program.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements, the notes thereto, and report thereon, commencing at page F-1 of this Report, which financial statements, notes, and report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item relating to directors of the Company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the Company's 1999 Annual Meeting of Shareholders. The information required by this Item relating to executive officers of the Company is included in Item 1, "Business - Executive Officers."

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Shareholders.

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

1.0      Form of Underwriting Agreement (1)

3.1      First Amended and Restated Articles of Incorporation of Registrant(2)

3.2      Amended and Restated Bylaws of Registrant(2)

4.1      Form of Certificate of Common Stock(3)

4.2 Indenture dated as of March 24, 1998, between Action Performance Companies, Inc. and First Union National Bank, as Trustee, including forms of Notes(4)

10.4.2   1993 Stock Option Plan, as amended and restated through January 16,
         1997(5)

10.8 Form of Indemnification Agreement entered into with the Directors of the Registrant(3)

10.21    Lease between the Company and F.W. Investments dated January 1, 1994(6)

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

10.39 Asset Purchase Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., MTL Acquisition, Inc., Motorsport Traditions Limited Partnership, Midland Leasing, Inc., and Motorsports By Mail, Inc.(9)

10.40 Exchange Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Kenneth R. Barbee, and Jeffery M. Gordon(9)

10.41 Promissory Note dated January 1, 1997, in the principal amount of $1,600,000 issued by MTL Acquisition, Inc., as Maker, to Motorsport Traditions Limited Partnership, as Payee, together with Guarantee of Action Performance Companies, Inc.(9)

10.42 Note Purchase Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Jefferson-Pilot Life Insurance Company, Alexander Hamilton Life Insurance Company of America, and First Alexander Hamilton Life Insurance Company, together with form of Note, form of Subsidiary Guaranty, and form of Subsidiary Joinder(9)

10.42A First Amendment dated as of March 18, 1998 to Note Purchase Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Jefferson-Pilot Life Insurance Company, Alexander Hamilton Life Insurance Company of America, and First Alexander Hamilton Life Insurance Company(4)

10.43 Credit Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Sports Image, Inc., MTL Acquisition, Inc., and First Union National Bank of North Carolina(9)

10.43A Amendment and Consent to Credit Agreement dated March 18, 1998, by and among Action Performance Companies, Inc., various subsidiary guarantees, and First Union National Bank of North Carolina(4)

10.43B Amended and Restated Credit Agreement dated as of August 5, 1998, among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and First Union National Bank.

10.44 Registration Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Motorsport Traditions Limited Partnership, Midland Leasing, Inc., and Motorsports By Mail, Inc.(9)

10.45 Registration Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Kenneth R. Barbee, and Jeffery M. Gordon(9)

10.46 Employment Agreement dated as of January 1, 1997, between Action Performance Companies, Inc. and Kenneth R. Barbee(9)

10.47 Consulting Agreement dated as of January 1, 1997, between Action Performance Companies, Inc. and John Bickford(9)

10.48 Common Stock Purchase Agreement dated January 16, 1997, between Hasbro, Inc. and Action Performance Companies, Inc.(10)

10.49 Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance Companies, Inc.(11)

10.50 Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc.(11)

10.51 Asset Purchase Agreement dated as of December 19, 1997, between Action Performance Companies, Inc. and Revell-Monogram, Inc.(12)

10.52    1998 Non-qualified Stock Option Plan(4)

10.53 Purchase Agreement dated March 18, 1998 among Action Performance Companies, Inc., NationsBanc Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc. and Piper Jaffray Inc.(4)

10.54 Registration Rights Agreement dated March 24, 1998, by and among Action Performance Companies, Inc., NationsBanc Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc., and Piper Jaffray Inc.(4)

11.1     Computation of Primary Earnings Per Share

11.2     Computation of Fully Diluted Earnings Per Share

12.1     Computation of Ratio of Earnings to Fixed Charges

21.1     List of Subsidiaries of Action Performance Companies, Inc.

23.1     Consent of Arthur Andersen LLP

25.1 Statement of Eligibility of Trustee under the Trust Indenture Act of 1939 on Form T-1(13)

27.1     Financial Data Schedule

--------------------

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

(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).

(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.

(5) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

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

(10) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-22943).

(11) Incorporated by reference to the Registrant's Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 22, 1997.

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-45991).

(13) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-53413).

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACTION PERFORMANCE COMPANIES, INC.



Date:  December 28, 1998          /s/ Fred W. Wagenhals
                                  ----------------------------------------------
                                  Fred W. Wagenhals, Chairman of the Board,
                                  President, and Chief Executive Officer


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

Signature                                        Capacity                                              Date
---------                                        --------                                              ----
/s/ Fred W. Wagenhals                   Chairman of the Board, President, and Chief            December 28, 1998
------------------------------------    Executive Officer (Principal Executive Officer)
Fred W. Wagenhals

/s/ Tod J. Wagenhals                    Executive Vice President, and Director                 December 28, 1998
------------------------------------
Tod J. Wagenhals

/s/ Christopher S. Besing               Vice President, Chief Financial Officer, Treasurer,    December 28, 1998
------------------------------------    and Director (Principal Financial Officer)
Christopher S. Besing

/s/ David A. Husband                    Vice President and Chief Accounting Officer            December 28, 1998
------------------------------------    (Principal Accounting Officer)
David A. Husband

/s/ Melodee L. Volosin                  Vice President - Wholesale Division and Director       December 28, 1998
------------------------------------
Melodee L. Volosin

/s/ John S. Bickford                    Vice President - Strategic Alliances and Director      December 28, 1998
------------------------------------
John S. Bickford

/s/ Jack M. Lloyd                       Director                                               December 28, 1998
------------------------------------
Jack M. Lloyd

/s/ Robert H. Manschot                  Director                                               December 28, 1998
------------------------------------
Robert H. Manschot

                                        Director                                               December   , 1998
------------------------------------
Donald G. Hawk, Jr.

/s/ Edward J. Bauman                    Director                                               December 28, 1998
------------------------------------
Edward J. Bauman

/s/ Paul G. Lang                        Managing Director of MiniChamps and Director           December 28, 1998
------------------------------------
Paul G. Lang

                     ACTION PERFORMANCE COMPANIES, INC.
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          PAGE

Report of Independent Public Accountants...........................        F-2

Consolidated Balance Sheets as of September 30, 1998 and 1997......        F-3

Consolidated Statements of Operations for the Years
       Ended September 30, 1998, 1997, and 1996....................        F-4

Consolidated Statements of Shareholders' Equity for the Years
       Ended September 30, 1998, 1997, and 1996....................        F-5

Consolidated Statements of Cash Flows for the Years
       Ended September 30, 1998, 1997, and 1996....................        F-6

Notes to Consolidated Financial Statements.........................        F-7

                              ARTHUR ANDERSON LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Action Performance Companies, Inc.:


We have audited the accompanying consolidated balance sheets of ACTION PERFORMANCE COMPANIES, INC. (an Arizona corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Performance Companies, Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

                                        /s/ Arthur Andersen LLP


Phoenix, Arizona,
 November 13, 1998, except with respect
 to matters discussed in Note 12 as to
 which the date is December 1, 1998.

                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                       1998          1997
------                                                       ----          ----
CURRENT ASSETS:
  Cash and cash equivalents ..........................     $ 60,867     $ 29,318
  Accounts receivable, net of allowance for
   doubtful accounts of $986 and $837,
   respectively ......................................       36,314       17,802
  Inventories ........................................       35,790       17,855
  Prepaid royalties ..................................        5,745        4,967
  Prepaid expenses and other assets ..................        4,961        2,603
                                                           --------     --------
    Total current assets .............................      143,677       72,545

PROPERTY AND EQUIPMENT, net ..........................       46,053       20,017

GOODWILL AND OTHER INTANGIBLES, net ..................      106,146       46,409

OTHER ASSETS, net ....................................       10,058        2,354
                                                           --------     --------
                                                           $305,934     $141,325
                                                           --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...................................     $ 11,430     $  6,680
  Accrued royalties ..................................       10,589        5,098
  Accrued expenses and other .........................       10,973        2,318
  Current portion of long-term debt ..................       23,746        1,474
                                                           --------     --------
    Total current liabilities ........................       56,738       15,570
                                                           --------     --------

LONG-TERM DEBT:
  Convertible subordinated notes .....................      100,000           --
  Other long-term debt ...............................       11,850       22,586
                                                           --------     --------
    Total long-term debt .............................      111,850       22,586
                                                           --------     --------

MINORITY INTEREST ....................................          914           --
                                                           --------     --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding ......           --           --
  Common stock, $.01 par value, 25,000,000 shares
   authorized; 16,423,238 and 15,952,083 shares
   issued and outstanding, respectively ..............          164          160
  Additional paid-in capital .........................       91,974       84,984
  Cumulative translation adjustment ..................        1,682           --
  Retained earnings ..................................       42,612       18,025
                                                           --------     --------
    Total shareholders' equity .......................      136,432      103,169
                                                           --------     --------
                                                           $305,934     $141,325
                                                           ========     ========


The accompanying notes are an integral part of these consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               1998         1997         1996
                                               ----         ----         ----
Sales:
Collectibles ............................   $ 129,348    $  63,846    $  40,904
  Apparel and souvenirs .................     106,712       60,430        1,961
  Other .................................      15,817        6,104        1,351
                                            ---------    ---------    ---------
    Net sales ...........................     251,877      130,380       44,216

Cost of sales ...........................     157,079       80,995       25,296
                                            ---------    ---------    ---------

Gross profit ............................      94,798       49,385       18,920
                                            ---------    ---------    ---------

Operating expenses:
  Selling, general and
    administrative expenses .............      45,344       24,564        9,262
  Settlement costs ......................         950        5,400           --
  Amortization of goodwill and
    other intangibles ...................       4,392        1,286            4
                                            ---------    ---------    ---------
    Total operating expenses ............      50,686       31,250        9,266
                                            ---------    ---------    ---------
Income from operations ..................      44,112       18,135        9,654
                                            ---------    ---------    ---------

Other income (expense):
  Interest income and other, net ........       2,588          796          296
  Interest expense ......................      (5,533)      (2,021)         (80)
                                            ---------    ---------    ---------
    Total other income (expense) ........      (2,945)      (1,225)         216
                                            ---------    ---------    ---------

Income before provision for
  income taxes ..........................      41,167       16,910        9,870

Provision for income taxes ..............      16,391        6,764        3,917
Minority interest in earnings ...........         189           --           --
                                            ---------    ---------    ---------

NET INCOME ..............................   $  24,587    $  10,146    $   5,953
                                            =========    =========    =========

NET INCOME PER COMMON SHARE:
  Basic .................................   $    1.52    $    0.72    $    0.50
                                            =========    =========    =========
  Diluted ...............................   $    1.48    $    0.69    $    0.46
                                            =========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic .................................      16,135       14,047       11,789
                                            =========    =========    =========
  Diluted ...............................      16,647       14,624       13,028
                                            =========    =========    =========


                     The accompanying notes are an integral
                           part of these consolidated
                              financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     CONVERTIBLE          ADDITIONAL               CUMULATIVE
                                            COMMON STOCK           PREFERRED STOCK         PAID-IN    RETAINED     TRANSLATION
                                        SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL    EARNINGS     ADJUSTMENT
                                        ------       ------       ------      ------       -------    --------     ----------
BALANCE, SEPTEMBER 30, 1995 .......   11,221,408   $      112          500    $   --   $   16,852    $    1,926   $       --
Common stock issued upon conversion
  of convertible preferred stock ..    1,000,000           10         (500)       --          (10)           --           --
Common stock issued upon exercise
  of options ......................      239,247            2           --        --          801            --           --
Tax benefit from stock options ....           --           --           --        --          838            --           --
Common stock issued upon exercise
 of warrants ......................      149,114            2           --        --          510            --           --
Net income ........................           --           --           --        --           --         5,953           --
                                      ----------   ----------   ----------    ------   ----------    ----------   ----------
BALANCE, SEPTEMBER 30, 1996 .......   12,609,769   $      126           --    $   --   $   18,991    $    7,879   $       --
Common stock issued in conjunction
 with purchase of businesses ......      765,542            8           --        --       10,041            --           --
Common stock issued upon exercise
  of options ......................      296,092            3           --        --        1,708            --           --

Common stock issued in
  public offering .................    2,085,000           21           --        --       49,822            --           --
Tax benefit from stock options ....           --           --           --        --        1,651            --           --
Issuance of common stock in
 private placements ...............      195,680            2           --        --        2,771            --           --
Net income ........................           --           --           --        --           --        10,146           --
                                      ----------   ----------   ----------    ------   ----------    ----------   ----------
BALANCE, SEPTEMBER 30, 1997 .......   15,952,083   $      160           --    $   --   $   84,984    $   18,025   $       --
Common stock issued upon exercise
  of options ......................      426,315            4           --        --        1,633            --           --
Tax benefit from stock options ....           --           --           --        --        4,100            --           --
Issuance of common stock in
  private placements ..............       44,840           --           --        --        1,257            --           --
Cumulative translation adjustment .           --           --           --        --           --            --        1,682
Net income ........................           --           --           --        --           --        24,587           --
                                      ----------   ----------   ----------    ------   ----------    ----------   ----------
BALANCE, SEPTEMBER 30, 1998 .......   16,423,238   $      164           --    $   --   $   91,974    $   42,612   $    1,682
                                      ==========   ==========   ==========    ======   ==========    ==========   ==========




                                          TOTAL
                                          -----
BALANCE, SEPTEMBER 30, 1995 .......    $   18,890
Common stock issued upon conversion
  of convertible preferred stock ..            --
Common stock issued upon exercise
  of options ......................           803
Tax benefit from stock options ....           838
Common stock issued upon exercise
 of warrants ......................           512
Net income ........................         5,953
                                       ----------
BALANCE, SEPTEMBER 30, 1996 .......    $   26,996
Common stock issued in conjunction
 with purchase of businesses ......        10,049
Common stock issued upon exercise
  of options ......................         1,711

Common stock issued in
  public offering .................        49,843
Tax benefit from stock options ....         1,651
Issuance of common stock in
 private placements ...............         2,773
Net income ........................        10,146
                                       ----------
BALANCE, SEPTEMBER 30, 1997 .......    $  103,169
Common stock issued upon exercise
  of options ......................         1,637
Tax benefit from stock options ....         4,100
Issuance of common stock in
  private placements ..............         1,257
Cumulative translation adjustment .         1,682
Net income ........................        24,587
                                       ----------
BALANCE, SEPTEMBER 30, 1998 .......    $  136,432
                                       ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                 (IN THOUSANDS)

                                                    1998         1997          1996
                                                    ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................   $  24,587    $  10,146    $   5,953
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization ..............      11,839        4,477        1,692
  Undistributed earnings to minority
    shareholders .............................         189           --           --
  Change in assets and liabilities, net of
   businesses acquired:
    Accounts receivable ......................     (12,937)      (3,623)      (3,440)
    Inventories ..............................     (14,406)      (5,009)      (3,143)
    Prepaid royalties ........................        (120)      (2,672)      (1,186)
    Prepaid expenses and other assets ........      (1,233)        (665)         922
    Accounts payable .........................        (373)      (1,633)         565
    Accrued royalties ........................       4,106        2,395          320
    Accrued expenses and other ...............       6,004          917         (823)
                                                 ---------    ---------    ---------
     Net cash provided by operating activities      17,656        4,333          860
                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ........     (21,687)     (11,192)      (3,879)
  Proceeds from sale of equipment ............         383          321           --
  Acquisition of businesses and other
   intangibles, less cash acquired ...........     (55,885)     (11,082)          --
                                                 ---------    ---------    ---------
    Net cash used in investing activities ....     (77,189)     (21,953)      (3,879)
                                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit ...............       9,600        4,879        5,222
  Payments on line of credit .................      (9,600)     (10,279)      (5,222)
  Net proceeds from issuance of
   common stock ..............................       1,637       54,327        1,315
  Issuance of convertible subordinated notes .     100,000           --           --
  Payments for offering-related expenses .....      (3,500)          --           --
  Payments on long-term debt, net ............      (7,096)      (6,972)        (105)
  Issuance of note receivable ................        (150)          --           --
  Collections on notes receivable ............         135           --           32
                                                 ---------    ---------    ---------
   Net cash provided by financing
    activities ...............................      91,026       41,955        1,242
                                                 ---------    ---------    ---------

  Effect of exchange rate changes on
    cash and cash equivalents ................          56           --           --
                                                 ---------    ---------    ---------

  Net change in cash and cash equivalents ....      31,549       24,335       (1,777)
  Cash and cash equivalents,
   beginning of year .........................      29,318        4,983        6,760
                                                 ---------    ---------    ---------
  Cash and cash equivalents, end of year .....   $  60,867    $  29,318    $   4,983
                                                 =========    =========    =========

                      The accompanying notes are an integral
                      part of these consolidated financial
                                   statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1998, 1997, and 1996


(1)      THE COMPANY

OPERATIONS

Action Performance Companies, Inc., an Arizona corporation, (the "Company") designs and markets licensed motorsports products, including die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. The Company also develops promotional programs for sponsors of motorsports that feature the Company's die-cast replicas or other products and that are intended to increase brand awareness of the products or services of the corporate sponsors. In addition, the Company represents popular race car drivers in a broad range of licensing and other revenue-producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements. The Company's motorsports collectibles, which are primarily produced in China, and most of the Company's apparel and souvenirs are manufactured by third parties, generally utilizing the Company's designs, tools, and dies. The Company screen prints and embroiders a portion of the licensed motorsports apparel that it sells.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment. Customer deposits received in advance of delivery are deferred and recognized when the related product is shipped.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. The Company places its cash with federally insured institutions and limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's credit base and the geographical dispersion of the customers.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Except for the Convertible Subordinated Notes, the carrying amounts of long-term debt approximate fair value based on current market prices for similar debt instruments. The fair value of the Company's Convertible Subordinated Notes on September 30, 1998 was $78.1 million based on current market information. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

FOREIGN CURRENCY TRANSLATION

Financial information relating to the Company's foreign subsidiaries is reported in accordance with FAS No. 52 "Foreign Currency Translation." The financial statements of non-U.S. subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated at exchange rates in effect as of the end of each balance sheet date, and related revenues and expenses are translated at average exchange rates in effect during the period.

CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of commercial paper and United States Treasury securities.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following at September 30, 1998 and 1997 (in thousands):

                                                       1998                1997
                                                       ----                ----
        Purchased components.......................  $  3,252             $ 2,418
        Finished goods.............................    32,538              15,437
                                                     --------             -------
                                                     $ 35,790             $17,855
                                                     ========             =======

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from one to ten years.

Property and equipment consist of the following at September 30, 1998 and 1997 (in thousands):

                                                             1998         1997
                                                           --------     -------
        Building and land..........................       $  6,207      $     -
        Tooling and molds..........................         30,217       15,237
        Furniture, fixtures and equipment..........         15,099        6,667
        Autos and trucks...........................          3,158        2,578
        Leasehold improvements.....................          2,984        2,066
                                                          --------      -------
                                                            57,665       26,548
        Less - accumulated depreciation............        (11,612)      (6,531)
                                                          --------      -------
                                                          $ 46,053      $20,017
                                                          ========      =======

Maintenance and repairs of approximately $697,000, $277,000, and $64,000 for the years ended September 30, 1998, 1997, and 1996, respectively, were charged to expense as incurred. The cost of renewals and betterments that materially extend the useful lives of assets or increase their productivity are capitalized.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations and is amortized using the straight-line method over periods ranging from fifteen to twenty-five years. Other intangibles are amortized using the straight-line method over their estimated useful lives, which ranges from three to fifteen years. Amortization expense of $4.4 million, $1.3 million, and $4,000 is included in the accompanying financial statements for the years ended September 30, 1998, 1997, and 1996, respectively. The following table sets forth the components of goodwill and other intangibles as of September 30, 1998 and 1997, respectively (in thousands).

                  Amortization
                  Period (Years)         1998          1997
                  --------------         ----          ----
                       3-5            $  2,190       $     -
                       6-10             11,247             -
                      11-15             11,855         6,263
                      16-25             86,542        41,431
                                      --------       -------
                                       111,834        47,694
Less accumulated amortization           (5,688)       (1,285)
                                      --------       -------
                                      $106,146       $46,409
                                      ========       =======

LICENSE AGREEMENTS

Royalties paid under various licensing agreements are recorded as expense at the time the related sales are made.

LONG-LIVED ASSETS

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.

SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions for the years ended September 30, 1998, 1997, and 1996 are as follows (in thousands):


                                            1998      1997      1996
                                            ----      ----      ----
Supplemental disclosures:
  Interest paid .......................   $ 4,690   $ 1,505   $    79
  Income taxes paid ...................    10,600     5,396     3,992

Non-cash transactions:
  Common stock issued in acquisitions .   $    --   $10,049   $    --
  Debt and liabilities incurred or
    assumed in acquisitions ...........    29,002    44,446        --
  Acquisition of property and equipment
    under notes payable and
    capital leases ....................     2,961     1,515       233
  Tax benefits on various common
    stock options .....................     4,100     1,651       838
  Common stock issued in connection
    with licensing and sponsorship
    agreements ........................     1,257        --        --
Sale of equipment for note receivable .        35       446        --

NET INCOME PER COMMON SHARE

Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding using the treasury stock method, except when common share equivalents have an antidilutive effect. The Company's Convertible Subordinated Notes (see Note 4) were antidilutive for the fiscal year ended September 30, 1998. All share amounts and per share data have been restated to reflect the two-for-one stock split effected as a stock dividend on May 28, 1996. The calculation of diluted net income per common share for the years ended September 30, 1998, 1997, and 1996 are as follows (in thousands, except per share data):

                                              1998      1997      1996
                                              ----      ----      ----
Shares:
Weighted average number of common
  shares outstanding ....................    16,135    14,047    11,789

Additional shares assuming conversion of:
  Stock options .........................       512       577       539
  Warrants ..............................        --        --        33
  Preferred stock .......................        --        --       667
                                            -------   -------   -------

Diluted weighted average shares
  outstanding ...........................    16,647    14,624    13,028
                                            =======   =======   =======

Net income attributable to diluted
  weighted average shares outstanding ...   $24,587   $10,146   $ 5,953
                                            =======   =======   =======

Diluted earnings per share ..............   $  1.48   $  0.69   $  0.46
                                            =======   =======   =======

ACCOUNTING PRONOUNCEMENTS NOT YET REQUIRED TO BE ADOPTED

In fiscal 1999, the Company will be required to adopt SFAS No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial position or results of operations.

In fiscal 1999, the Company will be required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", issued by the Financial Accounting Standards Board. The adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial position or results of operations.

In fiscal 2000, the Company will be required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board. Statement No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement requires all derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company believes the adoption of Statement No. 133 will not have any material impact in the Company's financial position or results of operations.

(3)      ACQUISITIONS AND LICENSING AGREEMENTS

ACQUISITION OF SPORTS IMAGE, INC.

In November 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Sports Image, Inc.("Sports Image"). The purchase price was approximately $30,000,000, consisting of a $24,000,000 promissory note due January 2, 1997 and 403,361 shares of the Company's Common Stock valued at $12.10 per share. On January 2, 1997, the Company repaid the $24,000,000 promissory note with the proceeds from the issuance of senior notes and a portion of the borrowings under the Company's new credit facility. Sports Image sells and distributes a variety of licensed motorsports products through wholesale distributor networks, corporate sponsors, and mobile trackside stores. In fiscal 1996, the Company derived 16% of its net sales from Sports Image, a distributor of the Company's die-cast collectible products. Sports Image had sales of approximately $41.8 million of apparel, die-cast replicas, souvenirs, and other motorsports consumer products during the period from January 1, 1996 to November 7, 1996 (which includes sales of die-cast collectibles purchased from the Company at an aggregate cost of approximately $5.8 million). This transaction was accounted for as a purchase.

ACQUISITIONS OF MOTORSPORT TRADITIONS LIMITED PARTNERSHIP AND CREATIVE MARKETING & PROMOTIONS, INC.

On January 8, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Motorsport Traditions Limited Partnership and acquired all of the stock of Creative Marketing & Promotions, Inc. (collectively "Motorsport Traditions"). The effective date of the acquisition of Motorsport Traditions was January 1, 1997. The purchase price paid by the Company for Motorsport Traditions consisted of (i) cash in the amount of $5.4 million; (ii) a promissory note in the principal amount of $1.6 million issued by a wholly owned subsidiary of the Company; and (iii) an aggregate of 342,857 shares of the Company's Common Stock valued at $13.80 per share. The promissory note bears interest at 4% per annum, matures on December 31, 1998, and has been guaranteed by the Company. Motorsport Traditions sells and distributes licensed motorsports products through a network of wholesale distributors and mobile trackside stores. Prior to the acquisitions, Motorsport Traditions generated approximately $33.0 million in annual revenue from its design, manufacturing, and sales and distribution activities. This transaction was accounted for as a purchase.

ACQUISITION OF ROBERT YATES PROMOTIONS, INC.

In July 1997, the Company acquired all of the outstanding common stock of Robert Yates Promotions, Inc. ("RYP") for $5.7 million. RYP sells licensed motorsports products through trackside trailers and generated approximately $5.0 million in revenue during calendar year 1996. Concurrent with the acquisition of RYP, the Company entered into a 15-year license agreement with Robert Yates Racing, Inc. ("Yates Racing"). Pursuant to the license agreement, the Company will pay royalties for the use of certain trademark rights associated with Yates Racing Nascar Winston Cup teams. This transaction was accounted for as a purchase. RYP is a defendant in certain litigation. See Note 10. The purchase price is preliminary with respect to such litigation.

ACQUISITION OF IMAGE WORKS, INC.

In July 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Image Works, Inc. ("Image Works"). The Company paid $4.25 million in cash and issued a three-year promissory note for a minimum principal amount of $750,000, with additional contingent payments of up to an aggregate of $1.4 million based upon the attainment of certain revenue objectives through September 30, 2000. The Company paid the $750,000 and $1.4 million contingent payments in May 1998. Image Works designs and manufactures screen printed and embroidered motorsports apparel items for distribution through mass retailers and corporate accounts. Image Works generated approximately $22.0 million in revenue during calendar year 1996. This transaction was accounted for as a purchase.

ACQUISITION OF COLLECTIBLE BUSINESS FROM SIMPSON PRODUCTS, INC.

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

LICENSING AGREEMENT WITH RICHARD CHILDRESS RACING ENTERPRISES, INC.

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

ACQUISITION OF RUSTY WALLACE MERCHANDISE PROGRAM

On December 9, 1997, the Company acquired certain assets and assumed certain liabilities related to sales of motorsports merchandise licensed by NASCAR Winston Cup driver Rusty Wallace from an affiliate of Mr. Wallace. The purchase price consisted of cash of $6.0 million, of which $2.5 million was paid at the closing and the remaining $3.5 million was paid during fiscal 1998. In connection with the acquisition of the assets and assumption of the liabilities, the Company entered into a seven-year license agreement with another affiliate of Mr. Wallace for the name and likeness of Mr. Wallace and acquired a five-year sublicense with a wholly owned subsidiary of Penske Motorsports, Inc. The license agreement and sublicense agreement both contain options that permit the Company to renew for two additional five-year terms. The license agreement with the affiliate of Mr. Wallace requires the Company to pay royalties on sales of licensed products, plus a license fee if sales of licensed products exceed a specified amount each year during the initial term of the license. This transaction was accounted for as a purchase.

ACQUISITION OF DIE-CAST DIVISION OF REVELL MONOGRAM, INC.

On December 19, 1997, the Company acquired the assets and assumed certain liabilities related to the motorsports die-cast collectible product lines of Revell-Monogram, Inc. ("Revell"). The preliminary price of $24.8 million, which is subject to certain adjustments, consists of an initial cash payment of $14.8 million and $1.0 million per year for 10 years, which is treated as a note payable with an imputed interest rate of 8% in the accompanying financial statements. Revell distributed die-cast collectibles through a network of wholesale distributors and a collectible club, which together generated die-cast collectible sales of approximately $20.0 million during 1997. The Company and Revell also entered into a 10-year license agreement under which the Company has the right to utilize certain "Revell" trademarks in connection with sales of its die-cast products. This transaction was accounted for as a purchase.

ACQUISITION OF BROOKFIELD COLLECTORS GUILD, INC.

On January 8, 1998, the Company acquired certain assets and assumed certain liabilities of Brookfield Collectors Guild, Inc. ("Brookfield"). The purchase price consisted of (i) approximately $800,000 in cash and (ii) up to 27,397 shares of Common Stock, subject to certain adjustments, to be issued upon completion of certain purchase price adjustments by the Company and the seller. Brookfield distributed various motorsports die-cast collectibles and ensembles as well as various other die-cast replicas. This transaction was accounted for as a purchase.

ACQUISITION OF MINORITY INTEREST IN LBE TECHNOLOGIES, INC.

On April 20, 1998, the Company made a $1.0 million equity investment in LBE Technologies, Inc. ("LBET") and entered into a five-year strategic alliance. The strategic alliance provides the Company with exclusive merchandising rights at each of LBET's "NASCAR Silicon Motor Speedway" centers.

ACQUISITION OF CONTROLLING INTEREST IN CHASE RACEWEAR, LLC

On May 22, 1998, the Company acquired a controlling interest in Chase Racewear, L.L.C. ("Chase"), a North Carolina motorsports-related apparel branding and licensing company. Pursuant to the terms of the acquisition and operating agreements, the Company acquired an 80% interest in Chase for an aggregate of $10.0 million in cash. The terms of the acquisition agreement also include a three-year earn-out payment of up to $4.0 million if certain financial criteria are met. This transaction was accounted for as a purchase.

ACQUISITION OF CONTROLLING INTEREST IN MINICHAMPS

On August 31, 1998, the Company acquired a majority interest in Paul's Model Art, GmbH; MiniChamps, GmbH; Lang Miniaturen, GmbH; and Spielwaren Danhausen, GmbH (collectively referred to as "MiniChamps") by purchasing an 80% interest for approximately $21.5 million in cash. MiniChamps designs and markets die-cast scaled replicas of motor vehicles, including models of Formula One and GT race cars as well as factory production cars. Its products are marketed pursuant to licensing agreements with race car drivers, team owners, and car manufacturers. MiniChamps generated revenue of approximately $25.0 million during 1997. This transaction was accounted for as a purchase.

UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS DATA

The following unaudited pro forma combined statements of operations data for the years ended September 30, 1998 and 1997 present the results of operations of the Company as if the acquisitions of the businesses acquired during fiscal 1997 and fiscal 1998 had occurred as of October 1, 1996. Pro forma results are as follows (in thousands, except per share data):

                                                       1998*         1997*
                                                     --------      --------
         Revenues...............................     $283,702      $213,954
         Net income.............................       26,728        13,356
         Net income per common share, diluted...     $   1.60      $   0.90

* Excludes charges for legal settlement costs of $950,000, or $0.03 per share, in fiscal 1998 and $5.4 million, or $0.22 per share, in fiscal 1997.

 (4)     FINANCING ACTIVITIES

Long-term debt at September 30, 1998 and 1997 consists of the following (in thousands):

                                                                                     1998          1997
                                                                                     ----          ----
Senior notes, interest at 8.05% payable semi-annually, principal payable January
1999, secured by the Company's subsidiaries ....................................   $  20,000    $  20,000

4 3/4% Convertible Subordinated Notes due 2005 .................................     100,000           --

Unsecured notes payable, interest ranging
from 4% to 8% ..................................................................       7,458        2,197

Notes payable, interest ranging from 7.9% to 8.5%,
secured by property and equipment ..............................................       7,839        1,409

Obligations under capital leases of vehicles and
equipment, interest from 8.0% to 9.5%, payable monthly .........................         299          454
                                                                                   ---------    ---------

Total ..........................................................................     135,596       24,060

Less:  current portion .........................................................     (23,746)      (1,474)
                                                                                   ---------    ---------

                                                                                   $ 111,850    $  22,586
                                                                                   =========    =========

CONVERTIBLE SUBORDINATED NOTES

On March 24, 1998, the Company sold $100.0 million of 4 3/4% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible, at the option of the holders, into shares of Common Stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined in the Notes. The Indenture governing the Notes does not limit or prohibit the incurrence of additional indebtedness, including senior indebtedness, by the Company or its subsidiaries. The Company, at its option, may redeem the Notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the Indenture governing the Notes. Upon the occurrence of a "change in control" or a "termination of trading," as defined in the Indenture, the holders of the Notes will have the right to require the Company to repurchase all or any part of such holders' Notes at 100% of their principal amount, plus accrued and unpaid interest. The net proceeds to the Company from this offering were approximately $96.5 million, after deducting offering expenses and the Initial Purchasers' discount of 3.0%. The offering expenses and Initial Purchasers discount are included in other assets in the accompanying financial statements and are being amortized into interest expense using the effective interest rate method.

CREDIT FACILITY

On January 2, 1997 the Company entered into a credit facility with First Union National Bank of North Carolina ("First Union"). On August 5, 1998, the Company entered into an amended and restated credit agreement with First Union (the "Credit Facility"). The Credit Facility consists of a revolving line of credit for up to $20.0 million, which includes up to $5.0 million for standby letters of credit (the "Line of Credit") and a $30.0 million letter of credit/bankers' acceptance facility (the "Letter of Credit/BA Facility"). The Company did not have any outstanding borrowings under the Line of Credit as of September 30, 1998. The Company had outstanding purchase commitments of approximately $3.7 million under the Letter of Credit/BA Facility as of September 30, 1998. The Line of Credit bears interest, at the Company's option, at a rate equal to (i) the Alternate Base Rate (as described below) plus an applicable margin as defined in the credit agreement or (ii) LIBOR plus an applicable margin as defined in the credit agreement. The "Alternate Base Rate" under the Line of Credit is the greater of (a) the bank's publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined) plus 0.5%. The Line of Credit matures on April 1, 2001 with respect to the revolving line of credit portion of the Line of Credit, and on April 1, 1999 with respect to the standby letter of credit portion of the Line of Credit and the Letter of Credit/BA Facility, subject to extensions by First Union. The Credit Facility is guaranteed by the Company's subsidiaries.

DEBT COVENANTS

The Company's senior notes and Credit Facility agreements contain certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, sell assets, or engage in certain mergers or consolidations.

FUTURE MATURITIES OF LONG-TERM DEBT

Aggregate future maturities of long-term debt are as follows (in thousands):

                       Year Ending
                      September 30,
                      -------------
                          1999                  $ 23,746
                          2000                     1,997
                          2001                     1,662
                          2002                     1,941
                          2003                     1,503
                      Thereafter                 104,747
                                                --------
                         Total                  $135,596
                                                ========

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

ISSUANCE OF STOCK IN PRIVATE PLACEMENTS

In January 1997, the Company sold 187,500 shares of Common Stock to Hasbro, Inc. at a price of $14.50 per share, with net proceeds to the Company of approximately $2.6 million. In August 1997, the Company issued (i) 8,180 shares of Common Stock valued at $23.02 per share to Dale Jarrett in connection with a three-year personal services contract, and (ii) 19,324 shares of Common Stock valued at $22.59 to E.J. Simpson as a portion of the license fee pursuant to a license agreement. In October 1997, the Company issued 34,940 shares of Common Stock valued at $28.62 per share to Richard Childress Racing, Inc. See Note (3). In February 1998, the Company issued 9,900 shares of Common Stock valued at $26.00 per share in connection with a race car sponsorship.

1997 PUBLIC OFFERING

On June 24, 1997, the Company sold 1,770,000 shares of its Common Stock in connection with an underwritten public offering. On July 17, 1997, the Company sold an additional 315,000 shares of its Common Stock pursuant to the exercise of the underwriters' over-allotment option. The net proceeds to the Company from this offering were approximately $49.8 million, after deducting offering expenses and underwriting discounts and commissions.

STOCK OPTIONS

Under the Company's 1993 Stock Option Plan (the "1993 Plan"), the Board of Directors may from time to time grant to key employees, consultants, and independent contractors who provide valuable services to the Company (i) incentive stock options and non-statutory stock options to purchase shares of the Company's Common Stock, (ii) stock appreciation rights, (iii) shares of the Company's Common Stock, or (iv) cash awards. The 1993 Plan also includes an automatic program providing for automatic grants of stock options to non-employee directors of the Company. The exercise price for all incentive stock options granted under the 1993 Plan may not be less than the fair market value of the Company's Common Stock on the date of the grant, except that the option price may not be less than 110% of the fair market value of the Company's Common Stock on the date of the grant in the case of incentive stock options granted to any person possessing more than 10% of the combined voting power of the Company's Common Stock or any parent or subsidiary corporation. In the case of non-statutory stock options, the exercise price may not be less than 85% of the fair market value of the Company's Common Stock on the date of the grant. Options granted under the 1993 Plan generally have a six-year term. Options that were granted prior to July 1995 are fully vested and exercisable. The option agreements for options granted beginning in July 1995 generally provide that one-third of the options vest and become exercisable on each of the first, second, and third anniversaries of the date of grant. A total of 2,750,000 shares of Common Stock may be issued pursuant to the 1993 Plan. The 1993 Plan expires in 2001.

Under the Company's 1998 Non-qualified Stock Option Plan (the "1998 Plan"), the Board of Directors may from time to time grant to key employees of the Company, other than directors or executive officers, non-statutory stock options to purchase shares of the Company's Common Stock. The exercise price, term, vesting conditions, and other terms for all stock options granted under the 1998 Plan will be determined at the time of grant by the Board of Directors or a board committee appointed to administer the 1998 Plan. A total of 500,000 shares of Common Stock may be issued pursuant to the 1998 Plan. The 1998 Plan expires in 2008.

A summary of the status of the Company's stock option plans at September 30, 1998, 1997, and 1996 and for the years then ended is presented in the table below:

                               1998                1997                 1996
                        ------------------  ------------------   -------------------
                                     Wtd                 Wtd
                        Number       Avg     Number      Avg      Number      Wtd Avg
                          of       Exercise    of      Exercise     of       Exercise
                        Shares      Price    Shares     Price     Shares        Price
                        ------      -----    ------     -----     ------        -----
 Outstanding at
  beginning of year.   1,032,710    $ 6.58  1,110,053   $ 4.16   1,111,200     $ 2.90
 Granted............     503,500     27.92    220,250    17.76     240,700       9.28
 Exercised..........    (425,990)     4.01   (296,092)    5.80    (239,247)      3.45
 Canceled...........    (179,409)    30.63     (1,501)    9.43      (2,600)      5.25

 Outstanding at
  end of year.......     930,811     14.61  1,032,710     6.58   1,110,053       4.16

 Options exercisable
  at end of year....     563,058      9.79    714,950     3.09     881,774       2.91

 Options available
  for grant.........     572,860              396,951              365,700

 Weighted average
  fair value of
  options granted...                $11.74              $ 7.33                 $ 3.77

Options outstanding and exercisable by price range as of September 30, 1998 are as follows:

                              Options Outstanding                Options Exercisable
                    ---------------------------------------   ----------------------
                                    Weighted
                                     Average       Weighted                  Weighted
                                    Remaining       Average                   Average
   Range of           Options      Contractual     Exercise      Options     Exercise
Exercise Prices     Outstanding       Life           Price     Exercisable     Price
---------------     -----------       ----           -----     -----------     -----
$ 1.25 - $11.04       447,307         2.32          $ 4.92       407,232      $ 6.22
$11.05 - $22.09       171,169         4.43           18.41        69,825       18.49
$22.10 - $36.81       312,335         6.74           26.40        86,001       28.22
                      -------         ----          ------       -------      ------
$ 1.25 - $36.81       930,811         4.20          $14.61       563,058      $ 9.79
                      =======         ====          ======       =======      ======

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's Common Stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes in fiscal 1997. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging between 5.29% and 6.34%; expected life of three years; dividend rate of 0.0%; and expected volatility of 54.715%. Using these assumptions, the fair value of the stock options granted, net of cancellations, is $3,553,957, $1,614,623, and $908,153 for the years ended September 30, 1998,
1997, and 1996, respectively. These amounts would be amortized as compensation expense over the vesting period of the options. Options generally vest equally over three years. Had compensation costs been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                       1998              1997             1996
                                                     --------          --------         -------
  Net Income:
    As Reported.............................         $ 24,587          $ 10,146         $ 5,953
    Pro Forma...............................         $ 22,460          $  9,305         $ 5,650
  Basic EPS:
    As Reported.............................         $   1.52          $   0.72         $  0.50
    Pro Forma...............................         $   1.39          $   0.66         $  0.48
  Diluted EPS:
    As Reported.............................         $   1.48          $   0.69         $  0.46
    Pro Forma...............................         $   1.35          $   0.64         $  0.43

(6)      RELATED PARTY TRANSACTIONS

The Company currently leases a building in Tempe, Arizona, containing approximately 46,000 square feet, which the Company utilized for its corporate, administrative, sales offices, and warehouse facilities prior to September 1997. Prior to March 1998, Fred W. Wagenhals, a shareholder, director, and officer of the Company, owned a one-third interest in F.W. Investments, a partnership that owned this facility. In March 1998, Mr. Wagenhals became the sole owner of this facility. The Company paid F.W. Investments or Mr. Wagenhals rent of approximately $175,000, $183,000, and $177,000 for the years ended September 30, 1998, 1997, and 1996 respectively. During fiscal 1998, the Company made a refundable deposit of $900,000 to Mr. Wagenhals towards the purchase of the facility. The Company is currently negotiating the final purchase agreement with Mr. Wagenhals and intends to either sell or lease the facility to an unaffiliated third party.

(7)      EMPLOYEE BENEFIT PLANS

In October 1994, the Company established a defined contribution plan that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The plan is available to substantially all domestic employees. Under the plan, participating employees may defer from 1% to 15% of their pre-tax compensation. The Company contributes fifty cents for each dollar contributed by the employee, with a maximum contribution of 2% of the employee's defined compensation. In addition, the plan provides for an annual employer profit sharing contribution in such amounts as the Board of Directors may determine. The Company expensed approximately $141,000, $41,000, and $26,000 under the plan for the years ended September 30, 1998, 1997, and 1996 respectively.

The Company has no other programs that require payment by the Company of post-employment benefits to current or retired employees.

(8)      INCOME TAXES

The Company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The principal differences arise as a result of the use of accelerated depreciation and amortization methods for federal income tax reporting purposes, certain inventory costs required to be capitalized for tax purposes, and certain reserves expensed currently for financial reporting purposes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. A valuation allowance has not been recorded as of September 30, 1998 or 1997.

The provision for income taxes consists of the following for the years ended September 30 (in thousands):

                                    1998             1997              1996
                                  -------           ------           -------
Current:
    Federal.....................  $15,300          $ 5,828           $ 3,258
    State.......................    2,181              822               753
                                  -------          -------           -------
                                   17,481            6,650             4,011

Deferred income taxes...........   (1,090)             114               (94)
                                  -------          -------           -------

Provision for income taxes......  $16,391          $ 6,764           $ 3,917
                                  =======          =======           =======

Reconciliation of the federal income tax rate to the Company's effective rate for the years ended September 30 are as follows:

                                         1998        1997       1996
                                        ------      ------     ------
Statutory federal rate..................35.00%      35.00%     34.00%

State taxes, net of federal benefit
  and other............................. 5.00        5.00       5.69
                                        ------      ------     ------
                                        40.00%      40.00%     39.69%
                                        ======      ======     =======

The components of deferred taxes are as follows at September 30 (in thousands):

                                              1998         1997
                                             ------       -------
  Deferred tax assets (liabilities):
    Accelerated tax depreciation........     $ (438)      $ (391)
    Accelerated tax amortization........       (675)        (306)
    Inventory cost capitalization.......      1,179          547
    Valuation reserves and accruals.....      1,902          821
    Deferred compensation...............         40          247
                                             ------       ------
      Net deferred tax asset............     $2,008       $  918
                                             ======       ======

(9)      LEGAL SETTLEMENTS

In June 1997, the Company agreed to settle a breach of contract suit with Action Products, Inc. for $4.9 million (the "API Settlement"). Pursuant to the API Settlement, in July 1997 the Company made a payment of $4.9 million to the plaintiff, and all parties executed mutual releases. The accompanying 1997 financial statements include a charge of $5.4 million for the API Settlement and related legal fees.

In March 1998, the Company agreed to settle a lawsuit with Petty Enterprises, Inc. and an affiliate of Petty Enterprises, Inc. Under the financial terms of the settlement, the Company will pay a total of approximately $700,000 to Petty Enterprises, Inc. as payment in full for royalties and other fees in connection with licenses for future sales of licensed products. The settlement is subject to the execution of definitive settlement agreements. The accompanying 1998 financial statements include a charge of $950,000 incurred as a result of this settlement and related charges.

In March 1998, the Company and other defendants settled an environmental lawsuit with the State of Arizona. Under the agreement, the former shareholders of F.W. & Associates, Inc., including Fred W. Wagenhals, the Company's Chairman of the Board, President, and Chief Executive Officer, paid an aggregate of $800,000 to the state and certain parties seeking indemnity from the Company. The Company did not incur any costs in connection with this settlement.

(10)     COMMITMENTS AND CONTINGENCIES

On March 4, 1997, two class action lawsuits were filed against the Company and approximately 28 other defendants in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants engaged in price fixing and other anti-competitive activities in violation of federal anti-trust laws. The Company was named as a defendant based upon actions alleged to have been taken by Sports Image, Inc., a North Carolina corporation ("Sports Image N.C.") and Creative Marketing & Promotions, Inc. ("CMP") prior to the Company's acquisitions of the assets and capital stock, respectively, of those entities. The actions were subsequently consolidated by order of the court. The caption of the consolidated action is "In re Motorsports Merchandise Antitrust Litigation" and the files are maintained under Master File No. 1-97-CV-0569-CC. On May 30, 1997, a consolidated amended complaint was filed, which deleted the Company as a defendant with respect to claims based upon actions alleged to have been taken by Sports Image N.C. and named the Company's wholly owned subsidiary, Sports Image, Inc., an Arizona corporation ("Sports Image AZ"), as a defendant with respect to those claims. The Company remains a defendant with respect to claims based upon actions alleged to have been taken by CMP. On July 31, 1997, the Company acquired all of the outstanding capital stock of RYP, which is another defendant in this matter. Accordingly, the Company has assumed the defense of this matter with respect to claims based upon actions alleged to have been taken by RYP and has agreed to be responsible for and to pay any costs, fees, expenses, damages, payments, credits, rebates, and penalties, if any, arising out of this matter with respect to RYP. The seller of RYP has agreed to be responsible for amounts, if any, in excess of $400,000 (the "$400,000 Cap"). The $400,000 Cap excludes attorneys fees and certain other costs and expenses that the Company may incur in defending or settling this matter. The plaintiffs have requested injunctive relief and monetary damages of three times an unspecified amount of damages that the plaintiffs claim to have actually suffered. On August 1, 1997, answers were filed on behalf of the Company and Sports Image AZ denying the allegations of the complaint. Pursuant to an agreement between the plaintiffs and Sports Image AZ to toll the running of the statute of limitations with respect to any claims against Sports Image AZ, on November 17, 1997 the plaintiffs filed a motion to dismiss Sports Image AZ from the case without prejudice. The court granted the motion on March 20, 1998. On March 2, 1998, the plaintiffs filed, pursuant to a court order, a second consolidated amended complaint intended to set forth certain allegations with greater specificity. The Company intends to vigorously defend the claims asserted in this lawsuit.

The Company leases certain equipment and office space under noncancellable operating leases. Rent expense related to these lease agreements totaled approximately $ 3.1 million, $935,000, and $437,000 for the fiscal years ended September 30, 1998, 1997, and 1996 respectively.

Future lease payments under the noncancellable operating leases are approximately as follows (in thousands):

            Year Ending
            September 30,
                 1999                 $ 3,299
                 2000                   2,933
                 2001                   2,441
                 2002                   2,115
                 2003                   1,872
              Thereafter               23,782
                                      -------
                Total                 $36,442
                                      =======

Certain of the Company's licensing agreements require the Company to make minimum annual guaranteed royalty payments through the term of the agreements. To date, the Company has recovered all such minimum annual guaranteed royalty payments through normal product sales. There can be no assurance, however, that the Company will generate sufficient product sales in the future to recover such payments.

The Company is subject to certain other asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(11)     SUBSEQUENT EVENTS

On October 27, 1998, the Company acquired all of the outstanding stock of Intellectual Properties Group, Inc. ("IPG") in exchange for 35,000 shares of the Company's restricted common stock. IPG creates and develops promotional programs for corporate sponsors of motorsports. The transaction will be accounted for as a pooling-of-interests. Prior period financial statements will not be restated because IPG's historical operating results and financial position are not material in relation to the Company's operating results and financial position.

(12)     EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT

On November 23, 1998, the Company acquired Tech 2000 Worldwide, Inc. ("Tech 2000"), a privately held Massachusetts-based Internet company, through a merger of Tech 2000 and Action Interactive, Inc., a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company issued 137,925 shares of its restricted common stock in exchange for all of the issued and outstanding common stock of Tech 2000. The transaction will be accounted for as a pooling-of-interests. Prior period financial statements will not be restated because Tech 2000's historical operating results and financial position are not material in relation to the Company's operating results and financial position.

On November 30, 1998, the Company entered into an exclusive licensing agreement with CART Licensed Products, L.P., the licensing arm of Championship Auto Racing Teams, Inc. ("CART"). Under the terms of the licensing agreement, the Company obtained the exclusive rights to the CART series and FedEx Championship Series logos, as well as exclusive rights to five teams in the CART series, including Newman/Haas Racing, PacWest Racing Group, Target/Chip Ganassi Racing, Team Green, Inc., and Team Rahal, Inc. In addition, the Company also obtains the non-exclusive rights for a minimum of 75% of the other teams and drivers that participate in CART sanctioned race events. The rights granted under the agreement allow the Company to create a line of collectible vehicles consistent with the detail and quality featured in its existing die-cast collectibles and allow the Company to market or sublicense a broad range of toy products such as plastic and remote control vehicles, action figures, miniature helmets, board games, plush toys, and puzzles. The initial term of the agreement is for five years with a five-year renewal option.

                                 EXHIBIT INDEX

Exhibit
Number                                Exhibit
------                                -------

1.0      Form of Underwriting Agreement (1)

3.1      First Amended and Restated Articles of Incorporation of Registrant(2)

3.2      Amended and Restated Bylaws of Registrant(2)

4.1      Form of Certificate of Common Stock(3)

4.2 Indenture dated as of March 24, 1998, between Action Performance Companies, Inc. and First Union National Bank, as Trustee, including forms of Notes(4)

10.4.2   1993 Stock Option Plan, as amended and restated through January 16,
         1997(5)

10.8 Form of Indemnification Agreement entered into with the Directors of the Registrant(3)

10.21    Lease between the Company and F.W. Investments dated January 1, 1994(6)

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

10.39 Asset Purchase Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., MTL Acquisition, Inc., Motorsport Traditions Limited Partnership, Midland Leasing, Inc., and Motorsports By Mail, Inc.(9)

10.40 Exchange Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Kenneth R. Barbee, and Jeffery M. Gordon(9)

10.41 Promissory Note dated January 1, 1997, in the principal amount of $1,600,000 issued by MTL Acquisition, Inc., as Maker, to Motorsport Traditions Limited Partnership, as Payee, together with Guarantee of Action Performance Companies, Inc.(9)

10.42 Note Purchase Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Jefferson-Pilot Life Insurance Company, Alexander Hamilton Life Insurance Company of America, and First Alexander Hamilton Life Insurance Company, together with form of Note, form of Subsidiary Guaranty, and form of Subsidiary Joinder(9)

10.42A First Amendment dated as of March 18, 1998 to Note Purchase Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Jefferson-Pilot Life Insurance Company, Alexander Hamilton Life Insurance Company of America, and First Alexander Hamilton Life Insurance Company(4)

10.43 Credit Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Sports Image, Inc., MTL Acquisition, Inc., and First Union National Bank of North Carolina(9)

10.43A Amendment and Consent to Credit Agreement dated March 18, 1998, by and among Action Performance Companies, Inc., various subsidiary guarantees, and First Union National Bank of North Carolina(4)

10.43B Amended and Restated Credit Agreement dated as of August 5, 1998, among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and First Union National Bank.

10.44 Registration Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Motorsport Traditions Limited Partnership, Midland Leasing, Inc., and Motorsports By Mail, Inc.(9)

10.45 Registration Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Kenneth R. Barbee, and Jeffery M. Gordon(9)

10.46 Employment Agreement dated as of January 1, 1997, between Action Performance Companies, Inc. and Kenneth R. Barbee(9)

10.47 Consulting Agreement dated as of January 1, 1997, between Action Performance Companies, Inc. and John Bickford(9)

10.48 Common Stock Purchase Agreement dated January 16, 1997, between Hasbro, Inc. and Action Performance Companies, Inc.(10)

10.49 Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance Companies, Inc.(11)

10.50 Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc.(11)

10.51 Asset Purchase Agreement dated as of December 19, 1997, between Action Performance Companies, Inc. and Revell-Monogram, Inc.(12)

10.52    1998 Non-qualified Stock Option Plan(4)

10.53 Purchase Agreement dated March 18, 1998 among Action Performance Companies, Inc., NationsBanc Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc. and Piper Jaffray Inc.(4)

10.54 Registration Rights Agreement dated march 24, 1998, by and among Action Performance Companies, Inc., NationsBanc Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc., and Piper Jaffray Inc.(4)

11.1     Computation of Primary Earnings Per Share

11.2     Computation of Fully Diluted Earnings Per Share

12.1     Computation of Ratio of Earnings to Fixed Charges

21.1     List of Subsidiaries of Action Performance Companies, Inc.

23.1     Consent of Arthur Andersen LLP

25.1 Statement of Eligibility of Trustee under the Trust Indenture Act of 1939 on Form T-1(13)

27.1          Financial Data Schedule

--------------------

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

(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).

(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.

(5) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

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

(10) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-22943).

(11) Incorporated by reference to the Registrant's Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 22, 1997.

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-45991).

(13) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-53413).