Form 10-K/A
period 1998-09-30
ACTION PERFORMANCE COMPANIES INC
filed 1999-01-07
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

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

EXPLANATORY NOTE REGARDING AMENDMENT TO FORM 10-K

         Action Performance Companies, Inc. hereby amends its report on Form 10-K for the year ended September 30, 1998, in order to correct a typographical error in the Report of Independent Public Accountants. No other changes have been made to the financial statements for the year ended September 30, 1998.

                                    PART II

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

10.41 Promissory Note dated January 1, 1997, in the principal amount of $1,600,000 issued by MTL Acquisition, Inc., as Maker, to Motorsport Traditions Limited Partnership, as Payee, together with Guarantee of Action Performance Companies, Inc.(9)

10.42 Note Purchase Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Jefferson-Pilot Life Insurance Company, Alexander Hamilton Life Insurance Company of America, and First Alexander Hamilton Life Insurance Company, together with form of Note, form of Subsidiary Guaranty, and form of Subsidiary Joinder(9)

10.42A First Amendment dated as of March 18, 1998 to Note Purchase Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Jefferson-Pilot Life Insurance Company, Alexander Hamilton Life Insurance Company of America, and First Alexander Hamilton Life Insurance Company(4)

10.43 Credit Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Sports Image, Inc., MTL Acquisition, Inc., and First Union National Bank of North Carolina(9)

10.43A Amendment and Consent to Credit Agreement dated March 18, 1998, by and among Action Performance Companies, Inc., various subsidiary guarantees, and First Union National Bank of North Carolina(4)

10.43B Amended and Restated Credit Agreement dated as of August 5, 1998, among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and First Union National Bank.*

10.44 Registration Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Motorsport Traditions Limited Partnership, Midland Leasing, Inc., and Motorsports By Mail, Inc.(9)

10.45 Registration Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Kenneth R. Barbee, and Jeffery M. Gordon(9)

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

11.2     Computation of Fully Diluted Earnings Per Share*

12.1     Computation of Ratio of Earnings to Fixed Charges*

21.1     List of Subsidiaries of Action Performance Companies, Inc.*

23.1     Consent of Arthur Andersen LLP

25.1 Statement of Eligibility of Trustee under the Trust Indenture Act of 1939 on Form T-1(13)

27.1     Financial Data Schedule*

--------------------
  *      Previously filed.

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

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-45991).

(13) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-53413).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACTION PERFORMANCE COMPANIES, INC.



Date:  January 6, 1999           /s/ Fred W. Wagenhals
                                  ----------------------------------------------
                                  Fred W. Wagenhals, Chairman of the Board,
                                  President, and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                        Capacity                                              Date
---------                                        --------                                              ----
/s/ Fred W. Wagenhals                   Chairman of the Board, President, and Chief            January 6, 1999
------------------------------------    Executive Officer (Principal Executive Officer)
Fred W. Wagenhals

/s/ Tod J. Wagenhals                    Executive Vice President, and Director                 January 6, 1999
------------------------------------
Tod J. Wagenhals

/s/ Christopher S. Besing               Vice President, Chief Financial Officer, Treasurer,    January 6, 1999
------------------------------------    and Director (Principal Financial Officer)
Christopher S. Besing

/s/ David A. Husband                    Vice President and Chief Accounting Officer            January 6, 1999
------------------------------------    (Principal Accounting Officer)
David A. Husband

/s/ Melodee L. Volosin                  Vice President - Wholesale Division and Director       January 6, 1999
------------------------------------
Melodee L. Volosin

/s/ John S. Bickford                    Vice President - Strategic Alliances and Director      January 6, 1999
------------------------------------
John S. Bickford

                                        Director                                               January --, 1999
------------------------------------
Jack M. Lloyd

                                        Director                                               January --, 1999
------------------------------------
Robert H. Manschot

------------------------------------    Director                                               January --, 1999
Donald G. Hawk, Jr.

/s/ Edward J. Bauman                    Director                                               January 6, 1999
------------------------------------
Edward J. Bauman

/s/ Paul G. Lang                        Managing Director of MiniChamps and Director           January 6, 1999
------------------------------------
Paul G. Lang

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Performance Companies, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

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

Exhibit
Number                                Exhibit Index
------                                -------------

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

10.41 Promissory Note dated January 1, 1997, in the principal amount of $1,600,000 issued by MTL Acquisition, Inc., as Maker, to Motorsport Traditions Limited Partnership, as Payee, together with Guarantee of Action Performance Companies, Inc.(9)

10.42 Note Purchase Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Jefferson-Pilot Life Insurance Company, Alexander Hamilton Life Insurance Company of America, and First Alexander Hamilton Life Insurance Company, together with form of Note, form of Subsidiary Guaranty, and form of Subsidiary Joinder(9)

10.42A First Amendment dated as of March 18, 1998 to Note Purchase Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Jefferson-Pilot Life Insurance Company, Alexander Hamilton Life Insurance Company of America, and First Alexander Hamilton Life Insurance Company(4)

10.43 Credit Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Sports Image, Inc., MTL Acquisition, Inc., and First Union National Bank of North Carolina(9)

10.43A Amendment and Consent to Credit Agreement dated March 18, 1998, by and among Action Performance Companies, Inc., various subsidiary guarantees, and First Union National Bank of North Carolina(4)

10.43B Amended and Restated Credit Agreement dated as of August 5, 1998, among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and First Union National Bank.*

10.44 Registration Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Motorsport Traditions Limited Partnership, Midland Leasing, Inc., and Motorsports By Mail, Inc.(9)

10.45 Registration Agreement dated as of January 1, 1997, among Action Performance Companies, Inc., Kenneth R. Barbee, and Jeffery M. Gordon(9)

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

11.2     Computation of Fully Diluted Earnings Per Share*

12.1     Computation of Ratio of Earnings to Fixed Charges*

21.1     List of Subsidiaries of Action Performance Companies, Inc.*

23.1     Consent of Arthur Andersen LLP

25.1 Statement of Eligibility of Trustee under the Trust Indenture Act of 1939 on Form T-1(13)

27.1     Financial Data Schedule*

--------------------
  *      Previously filed.

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