Form 10-K/A
period 1998-09-30
ACTION PERFORMANCE COMPANIES INC
filed 1999-01-28
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                   FORM 10-K/A
                          AMENDMENT NO. 2 TO FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For fiscal year ended September 30, 1998

                         Commission file number 0-21630
                              --------------------

                       ACTION PERFORMANCE COMPANIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                                 86-0704792
                  ARIZONA                     (I.R.S. Employer
          (State of Incorporation)           Identification No.)

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

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by nonaffiliates of the registrant (14,495,355 shares) based on the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on December 15, 1998, was $510,055,304. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 15, 1998, there were outstanding 16,657,632 shares of registrant's Common Stock, par value $.01 per share.

Documents incorporated by reference:  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the Company's directors and executive officers.

                    NAME                        AGE                         POSITION HELD
                    ----                        ---                         -------------

              Fred W. Wagenhals                 57        Chairman of the Board, President, and
                                                              Chief Executive Officer
              Tod J. Wagenhals                  34        Executive Vice President, Secretary, and Director
              Christopher S. Besing             38        Vice President, Chief Financial Officer,
                                                              Treasurer, and Director
              David A. Husband                  29        Vice President - Finance and Accounting and
                                                              Chief Accounting Officer
              Melodee L. Volosin                34        Vice President - Wholesale Division and Director
              John S. Bickford, Sr.             52        Vice President - Strategic Alliances and Director
              Paul G. Lang                      50        Managing Director of MiniChamps and Director
              Jack M. Lloyd                     49        Director
              Robert H. Manschot                55        Director
              Edward J. Bauman                  74        Director


         Fred W. Wagenhals has served as Chairman of the Board, President, and Chief Executive Officer of the Company since November 1993 and served as Chairman of the Board and Chief Executive Officer from May 1992 until September 1993 and as President from July 1993 until September 1993. Mr. Wagenhals co-founded Racing Champions, Inc. in April 1989 and served as a director of that company until April 1993. From October 1990 until May 1992, Mr. Wagenhals served as Chairman of the Board and Chief Executive Officer of Race Z, Inc. and Action Performance Sales, Inc., which were engaged in sales of promotional products and collectible items related to the racing industry.

         Tod J. Wagenhals has served as Executive Vice President of the Company since July 1995, as a director of the Company since December 1993, and as Secretary of the Company since November 1993. Mr. Wagenhals served as a Vice President of the Company from September 1993 to July 1995. Mr. Wagenhals served in various marketing capacities with the Company from May 1992 until September 1993 and with Action Performance Sales, Inc. from October 1991 until May 1992. Mr. Wagenhals was National Accounts Manager of Action Products, Inc. from January 1989 to October 1991. Mr. Wagenhals is the son of Fred W. Wagenhals.

         Christopher S. Besing has served as a Vice President and the Chief Financial Officer of the Company since joining the Company in January 1994, as a director of the Company since May 1995, and as Treasurer of the Company since February 1996. Prior to joining the Company, Mr. Besing held several financial and accounting positions with Orbital Sciences Corporation ("OSC") from September 1986 to December 1993, most recently as Director of Accounting and Controller of OSC's Launch Systems Group in Chandler, Arizona. Prior to joining OSC, Mr. Besing was employed as an accountant with Arthur Andersen LLP from January 1985 to August 1986. Mr. Besing is a Certified Public Accountant.

         David A. Husband has served as Vice President - Finance and Accounting and as the Chief Accounting Officer of the Company since May 1998. Mr. Husband was employed as an accountant with Arthur Andersen LLP from July 1992 to May 1998, where he was primarily engaged in auditing publicly held companies. Mr. Husband is a Certified Public Accountant.

         Melodee L. Volosin has served as the Company's Vice President - Wholesale Division since September 1997 and has been a director of the Company since January 1997. Ms. Volosin served as the Director of the Company's Wholesale Division from May 1992 to September 1997. Ms. Volosin's duties include managing all of the Company's wholesale distribution of die-cast collectibles and other products, including advertising programs and budgeting. From 1983 to May 1992, Ms. Volosin served in various marketing capacities with Action Products, Inc. and its predecessors.

         John S. Bickford, Sr. has served as the Company's Vice President - Strategic Alliances since July 1997 and as a director of the Company since January 1997. Mr. Bickford also served as a consultant to the Company from January 1997 to June 1997. Mr. Bickford has served as President of Bickford Motorsports, Inc., which provides consulting and special project coordination services to race car drivers, car owners, and other businesses, from 1990 to the present. Mr. Bickford also publishes Racing for Kids magazine. From 1976 to the present, Mr. Bickford has served as President of MPD Racing Products, Inc., which manufactures race car parts for distribution through speed shops and high-performance engine shops. Mr. Bickford served as Vice President and General Manager of Jeff Gordon, Inc. from 1990 to 1995. Mr. Bickford currently serves as a director of Equipoise Balancing, Inc., a privately held company.

         Paul G. Lang has served as a director of the Company since August 1998. Mr. Lang also serves as Managing Director of Paul's Model Art, GmbH, MiniChamps, GmbH, Lang Miniaturen, GmbH, and Spielwaren Danhausen, GmbH (collectively, "MiniChamps"). Mr. Lang co-founded the various MiniChamps entities between 1988 and 1996 and served as Managing Director of each of those companies prior to the Company's acquisition of an 80% ownership interest in MiniChamps in August 1998. See Item 13, "Certain Relationships and Related Transactions" and Item 11, "Executive Compensation - Employment Agreements."

         Jack M. Lloyd has served as a director of the Company since July 1995. Mr. Lloyd has served as the President and Chief Executive Officer of DenAmerica Corp., a publicly held corporation that owns and franchises Black-eyed Pea restaurants and is the largest franchisee of Denny's restaurants in the United States, since March 1996 and as Chairman of the Board of DenAmerica Corp. since July 1996. Mr. Lloyd served as the Chairman of the Board and Chief Executive Officer of Denwest Restaurant Corp. ("Denwest"), the second largest franchisee of Denny's restaurants in the United States, from 1987 until its merger with DenAmerica Corp. in March 1996. Mr. Lloyd also served as President of Denwest from 1987 until November 1994. Mr. Lloyd engaged in commercial and residential real estate development and property management as president of First Federated Investment Corporation during the early and mid-1980s. Mr. Lloyd currently serves as a director of Star Buffet, Inc., a publicly held company, and Masterview Window Company, a privately held company.

         Robert H. Manschot has served as a director of the Company since July 1995. Mr. Manschot currently serves as Chairman and Chief Executive Officer of Seceurop Security Services in the United Kingdom and engages in business consulting services and venture capital activities as Chairman of RHEM International Enterprises, Inc. Mr. Manschot served as President and Chief Executive Officer of Rural/Metro Corporation ("Rural/Metro"), a publicly held provider of ambulance and fire protection services, from October 1988 until March 1995. Mr. Manschot joined Rural/Metro in October 1987 as Executive Vice President, Chief Operating Officer, and a member of its Board of Directors. Mr. Manschot was with the Hay Group, an international consulting firm, from 1978 until October 1987, serving as Vice President and a partner from 1984, where he led strategic consulting practices in Brussels, Asia, and the western United States. Prior to joining the Hay Group, Mr. Manschot spent 10 years with several leading international hotel chains in senior operating positions in Europe, the Middle East, Africa, and the United States. Mr. Manschot currently serves as a director of Samoth Capital Corporation and Premium Cigars International, both of which are publicly traded companies, and as a director of LBE Technologies, Inc., Thomas Pride Development, Inc., and Sports Southwest, Inc., all of which are privately held companies.

         Edward J. Bauman has served as a director of the Company since February 1998. Mr. Bauman is the former owner and director of Richmond International Raceway. Mr. Bauman also served as Chairman of Draper Corporation, a textile machinery company, from 1987 until 1995 and as the Senior Advisor of Mergers & Acquisitions for Bankers Trust, New York from 1987 until 1992. Mr. Bauman served in various capacities with Blue Bell, Inc., the manufacturer of Wranglers, Jantzen, and other apparel from 1950 until 1987, most recently as Chairman, President, and Chief Executive Officer. Mr. Bauman currently serves as Chairman of the Board of Anderson Bauman Tourtellot Vos & Co., a turnaround management consulting firm. Mr. Bauman also serves as a director of Elk River Development Corp. and First Union Corporation, both of which are publicly traded companies, and Jay Garment Company, Precision Fabrics Group, Inc., and American Emergency Vehicles, all of which are privately held companies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, officers, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended September 30, 1998 and written representations that no other reports were required, the Company believes that each person who at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year except that (i) Edward J. Bauman, David A. Husband, and Charles C. Blossom (a former officer and director of the Company) each filed a late report on Form 3 with respect to their ownership of the Company's securities as of the date that they became officers and/or directors of the Company; (ii) Fred W. Wagenhals filed a late report on Form 5 covering two transactions; (iii) Christopher S. Besing file a late report on Form 5 covering two transactions; and (iv) Paul G. Lang timely filed a report on Form 5 covering one transaction that was required to have been reported earlier on Form 4.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

         The following table sets forth certain information concerning the compensation for the fiscal years ended September 30, 1996, 1997, and 1998 earned by the Company's Chief Executive Officer and by the Company's other executive officers whose cash salary and bonus exceeded $100,000 during fiscal 1998 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                       LONG TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
                                                                                       SECURITIES        ALL OTHER
                                                                                       UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION(1)               YEAR      SALARY($)(2)     BONUS($)     OPTIONS(#)(3)          ($)(4)
---------------------------                  ----      ------------     --------     -------------    ------------
Fred W. Wagenhals                            1998        $459,616       $100,000        60,000(5)           $3,200
     Chairman of the Board, President,       1997         276,923         50,000        16,000               1,952
     and Chief Executive Officer             1996         250,000         75,000           --                4,854

Tod J. Wagenhals                             1998        $160,962        $40,000        40,000(6)           $3,200
     Executive Vice President,               1997         112,500         21,000        15,000               2,673
     Secretary, and Director                 1996          75,000         26,000        20,000               1,832

Christopher S. Besing                        1998        $160,962        $40,000        40,000(6)           $3,200
     Vice President, Chief Financial         1997         113,462         21,000        15,000               2,535
     Officer, Treasurer, and Director        1996          75,000         26,000        20,000               1,572

------------------

(1) The Company considers Fred W. Wagenhals, Tod J. Wagenhals, Christopher S. Besing, and David A. Husband to be its executive officers. Mr. Husband began his employment with the Company in May 1998 and his cash compensation during fiscal 1998 did not exceed $100,000.

(2) Messrs. Wagenhals, Wagenhals, and Besing also received certain perquisites, the value of which did not exceed 10% of their salary and bonus during fiscal 1998.

(3) The exercise price of all stock options granted were equal to the fair market value of the Company's Common Stock on the date of grant.

(4) Amounts shown for fiscal 1998 represent matching contributions made by the Company to the Company's 401(k) Plan.

(5)  Includes 30,000 options that were cancelled and reissued in June 1998.

(6)  Includes 20,000 options that were cancelled and reissued in June 1998.


OPTION GRANTS

         The following table provides information on stock options granted to the Company's Named Officers during the fiscal year ended September 30, 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                             --------------------------------------------------------------       POTENTIAL REALIZABLE
                                 NUMBER OF        % OF TOTAL                                    VALUE AT ASSUMED ANNUAL
                                SECURITIES         OPTIONS                                        RATES OF STOCK PRICE
                                UNDERLYING        GRANTED TO                                          APPRECIATION
                             OPTIONS GRANTED     EMPLOYEES IN      EXERCISE      EXPIRATION        FOR OPTION TERM(2)
NAME                              (#)(1)         FISCAL YEAR     PRICE ($/SH)       DATE              5%         10%
----                              ------         -----------     ------------       ----              --         ---

Fred W. Wagenhals........         30,000(3)          6.0%            $30.75       1/29/04(3)        --          --
                                  30,000             6.0%            $25.91       6/02/04        $264,316    $599,642
Tod J. Wagenhals.........         20,000(3)          4.0%            $30.75       1/29/04(3)        --          --
                                  20,000             4.0%            $25.91       6/02/04        $176,210    $399,761
Christopher S. Besing....         20,000(3)          4.0%            $30.75       1/29/04(3)        --          --
                                  20,000             4.0%            $25.91       6/02/04        $176,210    $399,761


------------------

(1) The options were granted at the fair value of the shares on the date of grant and have six-year terms. One-third of the options vest and become exercisable on each of the first, second, and third anniversaries of the date of grant.
(2) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of the Company's Common Stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of the Company's Common Stock.
(3)  Such options were cancelled and reissued in June 1998.

OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table provides information on options exercised in the last fiscal year by the Company's Named Officers and the value of each such officer's unexercised options at September 30, 1998.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                      OPTION VALUE AS OF SEPTEMBER 30, 1998

                                                                NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED           IN-THE MONEY OPTIONS
                               SHARES                       OPTIONS AT FISCAL YEAR-END(#)     AT FISCAL YEAR-END($)(1)
                            ACQUIRED ON        VALUE       -------------------------------   --------------------------
NAME                        EXERCISE (#)    REALIZED($)    EXERCISABLE     UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
----                        ------------    -----------    -----------     -------------     -----------  -------------

Fred W. Wagenhals.....          200,000    $4,375,000         95,333            40,667       $2,109,497    $116,823
Tod J. Wagenhals......           --              --          157,732            36,668       $3,685,495    $209,810
Christopher S. Besing.           26,472    $  818,978         18,333            36,667         $255,828    $206,052

------------------

(1) Calculated based upon the closing price of the Company's Common Stock as reported on the Nasdaq National Market on September 30, 1998 of $27.00 per share.

RECENT GRANTS OF STOCK OPTIONS

         During October and November 1998, the Company granted options to acquire an aggregate of 200,500 shares of Common Stock. These options include options to acquire 50,000 and 20,000 shares of Common Stock at an exercise price of $26.38 per share granted to Fred W. Wagenhals and Christopher S. Besing, respectively, on November 20, 1998.

EMPLOYMENT AGREEMENTS

         In connection with the acquisition of MiniChamps, in August 1998 the Company, Paul G. Lang, and Mr. Lang's spouse entered into an Operating Agreement with respect to the management and operations of the MiniChamps entities. The Company and Mr. Lang also amended the terms of the then-existing Managing Director's Contract between Mr. Lang and Paul's Model Art GmbH. Under the Operating Agreement and the Managing Director's Contract, as amended (the "Service Agreement"), Mr. Lang serves as a Managing Director of the Company's operations in the European Community at a base salary of approximately $245,000 per annum, plus reimbursement for certain costs that Mr. Lang may be obligated to pay under German law. Mr. Lang also will be eligible to receive an annual bonus of 10% of the pre-tax profits of the MiniChamps entities, not to exceed approximately $55,000 per annum. Pursuant to the Service Agreement, in August 1998 the Company also granted Mr. Lang options to acquire 10,000 shares of Common Stock at an exercise price of $25.00 per share. The terms of the Service Agreement require the Company to reimburse Mr. Lang for expenses incurred on business trips and to provide Mr. Lang with an automobile. The Service Agreement contains provisions that prohibit Mr. Lang from (i) competing with the business of the Company, (ii) taking certain actions intended to hire other employees away from their employment with the Company, and (iii) making unauthorized use or disclosure of the Company's confidential information. The Service Agreement expires in August 2002, subject to automatic extension for the same length of time as any extension of the Operating Agreement.

         The Company has no written employment contracts with any of its other executive officers or directors. The Company offers its employees, including officers, medical and life insurance benefits. The executive officers and other key personnel of the Company are eligible to receive profit sharing distributions and discretionary bonuses, and are eligible to receive stock options under the Company's stock options plans.

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

1993 STOCK OPTION PLAN

         The Company's 1993 Stock Option Plan, as amended (the "1993 Plan"), provides for the granting of options to acquire Common Stock of the Company as well as stock-based awards, as described below. A total of 2,750,000 shares of Common Stock may be issued under the 1993 Plan. As of January 19, 1999, an aggregate of 1,771,133 shares of the Company's Common Stock has been issued upon exercise of options granted pursuant to the 1993 Plan, and there were outstanding options to acquire an additional 928,507 shares of the Company's Common Stock. The 1993 Plan will remain in effect until September 24, 2001.

         Options and awards may be granted only to persons ("Eligible Persons") who at the time of grant are either (i) key personnel, including officers and directors of the Company or its subsidiaries, or (ii) consultants and independent contractors who provide valuable services to the Company or to its subsidiaries. Options that are incentive stock options may only be granted to employees of the Company or its subsidiaries. To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirements set forth in the Internal Revenue Code. No employee of the Company may receive grants of options or awards representing more than 50 percent of the shares of Common Stock issuable under the 1993 Plan.

         The exercise prices, expiration dates, maximum number of shares purchasable, and the other provisions of the options will be established at the time of grant. The exercise prices of options that are not incentive stock options may not be less than 85% of the fair market value of the Common Stock at the time of the grant, and the exercise prices of incentive stock options may not be less than 100% (110% if the option is granted to a shareholder who at the time the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the Common Stock at the time of the grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined upon a grant of the options. To exercise an option, the optionholder will be required to deliver to the Company full payment of the exercise price of the shares as to which the option is being exercised.

         The 1993 Plan includes an automatic program that provides for the automatic grant of stock options ("Automatic Options") to non-employee directors. Under the automatic program, each newly elected non-employee member of the Board of Directors receives Automatic Options to acquire 10,000 shares of Common Stock on the date of his or her first appointment or election to the Board of Directors. In addition, Automatic Options to acquire 8,000 shares of Common Stock are automatically granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of shareholders. All Automatic Options vest and become exercisable immediately upon grant. A non-employee member of the Board of Directors is not eligible to receive the 8,000-share Automatic Option grant if that option grant date is within 30 days of such non-employee member receiving the 10,000-share Automatic Option grant. The exercise price per share of Common Stock subject to Automatic Options granted under the 1993 Plan will be equal to 100% of the fair market value of the Company's Common Stock (as defined in the 1993 Plan) on the date such options are granted. The Company believes that the automatic grant of stock options to non-employee directors is necessary to attract, retain, and motivate independent directors.

         The Company also may grant awards to Eligible Persons under the 1993 Plan. Stock appreciation rights ("SARs") entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of Common Stock from the price stated in the award agreement to the market value of the Common Stock on the date the SAR is first exercised or surrendered. Stock awards enable the Company to make direct grants of Common Stock to recipients. Cash awards entitle the recipient to receive direct payments of cash depending on the market value or the appreciation of the Common Stock or other securities of the Company.

1998 NON-QUALIFIED STOCK OPTION PLAN

         Under the Company's 1998 Non-Qualified Stock Option Plan (the "1998 Plan"), the Board of Directors may from time to time grant to key employees of the Company, other than directors or executive officers, non-statutory options to purchase shares of the Company's Common Stock. The exercise price, term, vesting conditions, and other terms for all options granted under the 1998 Plan will be determined at the time of grant by the Board of Directors or a board committee appointed to administer the 1998 Plan. A total of 500,000 shares of Common Stock may be issued pursuant to the 1998 Plan. As of January 19, 1999, an aggregate of 6,667 shares of Common Stock has been issued upon exercise of options granted pursuant to the 1988 Plan and there were outstanding options to acquire 171,333 shares of Common Stock. The 1998 Plan expires in 2008.

DIRECTOR COMPENSATION AND OTHER INFORMATION

         Employees of the Company do not receive compensation for serving as members of the Company's Board of Directors. Non-employee directors receive $2,500 for each meeting attended in person. All directors are reimbursed for their expenses in attending meetings of the Board of Directors. Directors who are employees of the Company are eligible to receive automatic grants of stock options pursuant to the 1993 Plan. Non-employee directors also are eligible to receive other grants of stock options or awards pursuant to the discretionary program of the 1993 Plan. See Item 11, "Executive Compensation - 1993 Stock Option Plan."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended September 30, 1998, the Company's Compensation Committee consisted of Jack M. Lloyd and Robert H. Manschot. Neither of such individuals had any contractual or other relationships with the Company during such fiscal year except as directors.

LIMITATION OF DIRECTORS' LIABILITY; INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES, AND AGENTS

         The Company's Amended and Restated Articles of Incorporation (the "Restated Articles") eliminate the personal liability of any director of the Company to the Company or its shareholders for money damages for any action taken or failure to take any action as a director of the Company, to the fullest extent allowed by the Arizona Business Corporation Act (the "Business Corporation Act"). Under the Business Corporation Act, directors of the Company will be liable to the Company or its shareholders only for (a) the amount of a financial benefit received by the director to which the director is not entitled; (b) an intentional infliction of harm on the Company or its shareholders; (c) certain unlawful distributions to shareholders; and (d) an intentional violation of criminal law. The effect of these provisions in the Restated Articles is to eliminate the rights of the Company and its shareholders (through shareholders' derivative suits on behalf of the Company) to recover money damages from a director for all actions or omissions as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (a) through (d) above. These provisions do not limit or eliminate the rights of the Company or any shareholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care.

         The Company's Restated Articles require the Company to indemnify and advance expenses to any person who incurs liability or expense by reason of such person acting as a director of the Corporation, to the fullest extent allowed by the Business Corporation Act. This indemnification is mandatory with respect to directors in all circumstances in which indemnification is permitted by the Business Corporation Act, subject to the requirements of the Business Corporation Act. In addition, the Company, in its sole discretion, may indemnify and advance expenses, to the fullest extent allowed by the Business Corporation Act, to any person who incurs liability or expense by reason of such person acting as an officer, employee or agent of the Company, except where indemnification is mandatory pursuant to the Business Corporation Act, in which case the Company is required to indemnify to the fullest extent required by the Business Corporation Act.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the shares of the Company's outstanding Common Stock beneficially owned as of January 19, 1999 by (i) each of the Company's directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by the Company to beneficially own or to exercise voting or dispositive control over more than 5% of the Company's Common Stock.

                                                      NUMBER OF SHARES                      APPROXIMATE
NAME AND ADDRESS OF                                     AND NATURE OF                      PERCENTAGE OF
BENEFICIAL OWNER(1)                                BENEFICIAL OWNERSHIP(2)             OUTSTANDING SHARES(2)
-------------------                                -----------------------             ---------------------

DIRECTORS AND EXECUTIVE OFFICERS
Fred W. Wagenhals...........................            2,194,933 (3)                          13.0%
Tod J. Wagenhals............................               80,321 (4)                              *
Christopher S. Besing.......................               41,861 (5)                              *
Melodee L. Volosin..........................               21,331 (6)                              *
John S. Bickford, Sr........................               23,976 (7)                              *
Paul G. Lang................................               12,000                                  *
David A. Husband............................                  ---                                ---
Jack M. Lloyd...............................               34,000 (8)                              *
Robert H. Manschot..........................               35,200 (9)                              *
Edward J. Bauman............................               12,000 (10)                             *
All directors and executive officers
as a group (ten persons)....................            2,468,622                              14.5%

NON-MANAGEMENT 5% SHAREHOLDERS
Rainier Investment Management, Inc..........            1,087,350 (11)                          6.5%
INVESCO PLC.................................              928,300 (12)                          5.5%
FMR Corp....................................              907,001 (13)                          5.4%

-------------------

* Less than 1% of outstanding shares of Common Stock

(1) Each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through the Company at 4707 East Baseline Road, Phoenix, Arizona 85040.

(2) The percentages shown are calculated based upon 16,761,598 shares of Common Stock outstanding on January 19, 1999. The numbers and percentages shown include the shares of Common Stock actually owned as of January 19, 1999 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of January 19, 1999 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(3) Represents 2,099,600 shares of Common Stock and vested options to acquire 95,333 shares of Common Stock.

(4) Represents 41,456 shares of Common Stock and vested options to acquire 38,865 shares of Common Stock.

(5) Represents 23,528 shares of Common Stock and vested options to acquire 18,333 shares of Common Stock.

(6)   Represents vested options to acquire 21,331 shares of Common Stock.

(7) Represents 15,643 shares of Common Stock and vested options to acquire 8,333 shares of Common Stock.

(8)   Represents vested options to acquire 34,000 shares of Common Stock.

(9) Represents 5,000 shares of Common Stock and vested options to acquire 30,200 shares of Common Stock.

(10) Represents 2,000 shares of Common Stock and vested options to acquire 10,000 shares of Common Stock.

(11) Represents 1,087,350 shares beneficially owned by Rainier Investment Management, Inc. ("Rainier"). Rainier has sole voting power with respect to 969,500 shares and sole dispositive power with respect to 1,087,350 shares of Common Stock. All shares of the Common Stock are held by individual and institutional clients for which Rainier serves as investment adviser. Rainier is the owner of record and disclaims beneficial ownership of such shares. The address of Rainier is 601 Union Street, Suite 2801, Seattle, Washington 98101.

(12) Represents 928,300 shares beneficially owned by INVESCO PLC. INVESCO PLC and 11 of its subsidiaries have shared voting power and shared dispositive power with respect to 928,300 shares of Common Stock. All shares of the Common Stock are held by five of its subsidiaries on behalf of other persons who have the right to receive or the power to direct the receipt of dividends from such shares, or the proceeds from the sale of such shares. The interest of any of such persons does not exceed 5% of the Common Stock. The address of INVESCO PLC is 1315 Peachtree St. NE, Atlanta, Georgia 30309.

(13) Represents 907,001 shares beneficially owned by FMR Corp., Edward C. Johnson 3d, Chairman of FMR Corp., and Abigail Johnson, Director of FMR Corp. FMR Corp., Mr. Johnson, and Ms. Johnson have sole voting power with respect to 232,500 shares and sole dispositive power with respect to 907,001 shares of Common Stock. All shares of the Common Stock are held by various subsidiaries or entities either wholly owned or controlled by FMR Corp., Mr. Johnson, or Ms. Johnson that serve as investment advisers to various investment companies. The address of FMR Corp., Mr. Johnson, and Ms. Johnson is 82 Devonshire Street, Boston, Massachusetts 02109.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company currently leases a building in Tempe, Arizona, containing approximately 46,000 square feet, which the Company utilized for its corporate, administrative and sales offices and warehouse facilities prior to September 1997. Prior to March 1998, Fred W. Wagenhals owned a one-third interest in F.W. Investments, a partnership that owned this facility. In March 1998, Mr. Wagenhals became the sole owner of this facility. The Company paid F.W. Investments rent of approximately $175,000 during fiscal 1998. During fiscal 1998, the Company made a refundable deposit of $900,000 to Mr. Wagenhals towards the purchase of the facility. The Company currently is negotiating the final purchase agreement with Mr. Wagenhals and intends to either sell or lease the facility to an unaffiliated third party.

         In connection with the formation of Performance Plus Nutritional, L.L.C. ("Performance Plus"), Fred W. Wagenhals and Mr. Wagenhals' spouse personally invested on behalf of Performance Plus certain organizational and other capital expenditures totally approximately $134,000. In addition, Mr. and Mrs. Wagenhals personally assisted in the creation and procurement of certain intangible assets on behalf of Performance Plus, including procuring certain license and endorsement agreements between Performance Plus and certain third parties. The Company owns 58% of the membership interests of Performance Plus and has agreed to provide a line of credit to Performance Plus for up to $4.0 million for working capital purposes. Upon the formation of Performance Plus, Mrs. Wagenhals was appointed as President of Performance Plus and is one of the Managers of Performance Plus pursuant to Performance Plus' Operating Agreement. In September 1998, Performance Plus paid to Mr. and Mrs. Wagenhals an aggregate of $250,000 as return of amounts invested by Mr. and Mrs. Wagenhals on behalf of Performance Plus and in connection with the creation of Performance Plus and procurement of intangible assets on behalf of Performance Plus. In connection with this payment, Mr. and Mrs. Wagenhals released any claim for or right to any membership interest in Performance Plus prior to or at the time of its organization.

         In August 1998, the Company acquired an 80% ownership interest in MiniChamps from Paul G. Lang and Mr. Lang's spouse. The purchase price paid by the Company to Mr. and Mrs. Lang consisted of cash of $21.5 million. In connection with the acquisition of MiniChamps, Mr. Lang became a director of the Company and entered into a Service Agreement with the Company. See Item 11, "Executive Compensation - Employment Agreements." In addition, the Company and Mrs. Lang entered into a Service Agreement on terms substantially the same as the agreement with Mr. Lang, except that Mrs. Lang receives a salary of approximately $126,000 per annum and her bonus may not exceed approximately $39,000 per annum.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ACTION PERFORMANCE COMPANIES, INC.



Date:  January 25, 1999             /s/Fred W. Wagenhals
                                    -----------------------------------------
                                    Fred W. Wagenhals, Chairman of the Board,
                                    President, and Chief Executive Officer


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

Signature                                        Capacity                                              Date
---------                                        --------                                              ----

/s/ Fred W. Wagenhals                   Chairman of the Board, President, and Chief            January 25, 1999
------------------------------------    Executive Officer (Principal Executive Officer)
Fred W. Wagenhals

/s/ Tod J. Wagenhals                    Executive Vice President, and Director                 January 25, 1999
------------------------------------
Tod J. Wagenhals

/s/ Christopher S. Besing               Vice President, Chief Financial Officer, Treasurer,    January 25, 1999
------------------------------------    and Director (Principal Financial Officer)
Christopher S. Besing

/s/ David A. Husband                    Vice President and Chief Accounting Officer            January 25, 1999
------------------------------------    (Principal Accounting Officer)
David A. Husband

/s/ Melodee L. Volosin                  Vice President - Wholesale Division and Director       January 25, 1999
------------------------------------
Melodee L. Volosin

/s/ John S. Bickford, Sr.               Vice President - Strategic Alliances and Director      January 25, 1999
------------------------------------
John S. Bickford, Sr.

/s/ Jack M. Lloyd                       Director                                               January 25, 1999
------------------------------------
Jack M. Lloyd

------------------------------------    Director                                               January __, 1999
Robert H. Manschot

/s/ Edward J. Bauman                    Director                                               January 25, 1999
------------------------------------
Edward J. Bauman

/s/ Paul G. Lang                        Managing Director of MiniChamps and Director           January 25, 1999
------------------------------------
Paul G. Lang