Form 10-Q
period 1998-12-31
ACTION PERFORMANCE COMPANIES INC
filed 1999-02-16
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 1998

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

As of February 9, 1999, there were outstanding 16,848,146 shares of the registrant's Common Stock, par value $.01 per share.

                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         December 31,     September 30,
                                                                            1998              1998
                                                                         ------------     -------------
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .................................          $ 66,285          $ 60,867
     Accounts receivable, net of allowance for doubtful
         accounts of $1,142 and $986, respectively .............            33,008            36,314
     Inventories ...............................................            33,617            35,790
     Prepaid royalties .........................................             5,192             5,745
     Prepaid expenses and other assets .........................             4,873             4,961
                                                                          --------          --------
         Total current assets ..................................           142,975           143,677

PROPERTY AND EQUIPMENT, net ....................................            50,136            46,053

GOODWILL AND OTHER INTANGIBLES, net ............................           104,742           106,146

OTHER ASSETS, net ..............................................            11,136            10,058
                                                                          --------          --------
                                                                          $308,989          $305,934
                                                                          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ..........................................          $  7,113          $ 11,430
     Accrued royalties .........................................            10,436            10,589
     Accrued expenses and other ................................            12,503            10,973
     Current portion of long-term debt .........................            24,743            23,746
                                                                          --------          --------
         Total current liabilities .............................            54,795            56,738
                                                                          --------          --------

LONG-TERM DEBT:
     Convertible subordinated notes ............................           100,000           100,000
     Other long-term debt ......................................            11,316            11,850
                                                                          --------          --------
         Total long-term debt ..................................           111,316           111,850

MINORITY INTEREST ..............................................               989               914
                                                                          --------          --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 shares authorized,
         no shares issued and outstanding ......................              --                --
     Common stock, $.01 par value, 25,000,000 shares authorized;
         16,681,598 and 16,423,238 shares issued and
         outstanding, respectively .............................               167               164
     Additional paid-in capital ................................            92,473            91,974
     Accumulated other comprehensive income ....................             1,714             1,682
     Retained earnings .........................................            47,535            42,612
                                                                          --------          --------
         Total shareholders' equity ............................           141,889           136,432
                                                                          --------          --------
                                                                          $308,989          $305,934
                                                                          ========          ========

                 The accompanying notes are an integral part of
                        these consolidated balance sheets.

                       ACTION PERFORMANCE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               1998               1997
                                                            -----------        -----------
                                                            (Unaudited)        (Unaudited)
Sales:
     Collectibles .................................          $ 45,867           $ 20,939
     Apparel and souvenirs ........................            24,336             21,390
     Other ........................................             1,363                589
                                                             --------           --------
         Net sales ................................            71,566             42,918

Cost of sales .....................................            45,831             27,862
                                                             --------           --------

Gross profit ......................................            25,735             15,056
                                                             --------           --------

Operating expenses:
     Selling, general and administrative expenses .            14,599              8,200
     Amortization of goodwill and other intangibles             1,458                481
                                                             --------           --------
         Total operating expenses .................            16,057              8,681
                                                             --------           --------

Income from operations ............................             9,678              6,375
                                                             --------           --------

Other income (expense):
     Interest income and other, net ...............               695                292
     Interest expense .............................            (2,095)              (574)
                                                             --------           --------
         Total other income (expense) .............            (1,400)              (282)
                                                             --------           --------

Income before provision for income taxes ..........             8,278              6,093
Provision for income taxes ........................            (3,282)            (2,437)
Minority interest in earnings .....................               (73)              --
                                                             --------           --------

NET INCOME ........................................          $  4,923           $  3,656
                                                             --------           --------

Other comprehensive income, net of tax:
     Foreign currency translation adjustments .....                32               --
                                                             --------           --------
         Total other comprehensive income .........                32               --
                                                             --------           --------

COMPREHENSIVE INCOME ..............................             4,955              3,656
                                                             ========           ========

NET INCOME PER COMMON SHARE:
     Basic ........................................          $   0.30           $   0.23
                                                             ========           ========
     Diluted ......................................          $   0.29           $   0.22
                                                             ========           ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic ........................................            16,519             15,994
                                                             ========           ========
     Diluted ......................................            16,878             16,568
                                                             ========           ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                              1998               1997
                                                                           -----------        -----------
                                                                           (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................          $  4,923           $  3,656
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...............................             5,139              1,722
     Undistributed earnings to minority shareholders .............                73               --
     Change in assets and liabilities, net of businesses acquired:
         Accounts receivable .....................................             3,448             (1,414)
         Inventories .............................................             2,173             (4,473)
         Prepaid royalties .......................................               553             (2,519)
         Prepaid expenses and other assets .......................            (1,067)               546
         Accounts payable ........................................            (4,735)             4,201
         Accrued royalties .......................................              (153)               773
         Accrued expenses and other ..............................             1,280              1,530
                                                                            --------           --------
              Net cash provided by operating activities ..........            11,634              4,022
                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ..........................            (7,818)            (4,417)
     Proceeds from sale of equipment .............................               155                  5
     Acquisition of businesses and other intangibles, less
         cash acquired ...........................................                 6            (20,306)
                                                                            --------           --------
              Net cash used in investing activities ..............            (7,657)           (24,718)
                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock upon exercise
       of stock options ..........................................             1,547                174
     Borrowings under notes payable ..............................             1,275               --
     Payments on long-term debt ..................................            (1,413)              (319)
     Collections on notes receivable .............................              --                    5
                                                                            --------           --------
               Net cash provided by (used in) financing
                 activities ......................................             1,409               (140)
                                                                            --------           --------

     Effect of exchange rate changes on cash and cash
       equivalents ...............................................                32               --
                                                                            --------           --------

     Net change in cash and cash equivalents .....................             5,418            (20,836)
     Cash and cash equivalents, beginning of year ................            60,867             29,318
                                                                            --------           --------
     Cash and cash equivalents, end of year ......................          $ 66,285           $  8,482
                                                                            ========           ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

(1)      INTERIM FINANCIAL REPORTING

The accompanying unaudited Consolidated Financial Statements for Action Performance Companies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 1999. Certain prior period amounts have been reclassified to conform to the December 31, 1998 presentation. These financial statements should be read in conjunction with the Company's Form 10-K/A for the fiscal year ended September 30, 1998.

(2)      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In fiscal 1999, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board. The adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations. At December 31, 1998, the Company's accumulated other comprehensive income balance consisted of cumulative foreign currency adjustments of approximately $1.7 million.

(3)      SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions for the three-month periods ended December 31, 1998 and 1997 are as follows (in thousands):

                                                                   1998       1997
                                                                   ----       ----
Supplemental disclosures:
     Interest paid ..........................................    $   176    $   126
     Income taxes paid ......................................      1,986        853

Non-cash transactions:
     Common stock issued in license agreement ...............       --        1,000
     Debt and liabilities incurred or assumed in acquisitions      1,419     12,625
     Sale of equipment for notes receivable .................       --           35

(4)      RECENT ACQUISITIONS AND LICENSE AGREEMENTS

On October 27, 1998, the Company acquired all of the outstanding stock of Intellectual Properties Group, Inc. ("IPG") in exchange for 35,000 shares of the Company's restricted common stock. IPG creates and develops promotional programs for corporate sponsors of motorsports. The transaction has been accounted for as a pooling of interests. Prior period financial statements have not been restated because IPG's historical operating results and financial position are not material in relation to the Company's operating results and financial position.

On November 23, 1998, the Company acquired Tech 2000 Worldwide, Inc. ("Tech 2000"), a privately held Massachusetts-based Internet company, through a merger of Tech 2000 and Action Interactive, Inc., a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company issued 137,925 shares of its restricted common stock in exchange for all of the issued and outstanding common stock of Tech 2000. The transaction has been accounted for as a pooling of interests. Prior period financial statements have not been restated because Tech 2000's historical operating results and financial position are not material in relation to the Company's operating results and financial position.

On November 30, 1998, the Company entered into an exclusive licensing agreement with CART Licensed Products, L.P., the licensing arm of Championship Auto Racing Teams, Inc. ("CART"). Under the terms of the licensing agreement, the Company obtained the exclusive rights to the CART series and FedEx Championship Series logos, as well as exclusive rights to five teams in the CART series, including Newman/Haas Racing, PacWest Racing Group, Target/Chip Ganassi Racing, Team Green, Inc., and Team Rahal, Inc. In addition, the Company also obtained the non-exclusive rights for a minimum of 75% of the other teams and drivers that participate in CART sanctioned race events. The rights granted under the agreement allow the Company to create a line of collectible vehicles consistent with the detail and quality featured in its existing die-cast collectibles and allow the Company to market or sublicense a broad range of toy products such as plastic and remote control vehicles, action figures, miniature helmets, board games, plush toys, and puzzles. The initial term of the agreement is for five years with a five-year renewal option.

(5)      COMMITMENTS AND CONTINGENCIES

The Company is subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(6)      SUBSEQUENT EVENTS

On January 11, 1999, the Company acquired all of the outstanding stock of Goodsports Holdings Pty. Ltd., an Australian-based marketer of Formula One-related apparel and other merchandise. The consideration paid by the Company consisted of the assumption of certain liabilities and contingent payments of up to $3.6 million to be paid over a four-year period based upon the attainment of certain performance objectives. The acquisition will be accounted for as a purchase.

On January 4, 1999, the Company repaid $20 million of 8.05% Senior Notes, which matured on January 2, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS, AND RESULTS OF OPERATIONS


OVERVIEW

         The Company designs and markets licensed motorsports products, including die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. The Company also develops promotional programs for sponsors of motorsports that feature the Company's die-cast replicas or other products and that are intended to increase brand awareness of the products or services of the corporate sponsors. In addition, the Company represents popular race car drivers in a broad range of licensing and other revenue producing opportunities, including product licenses, corporate sponsorships, endorsement contracts, and speaking engagements. Third parties manufacture all of the Company's motorsports collectibles and most of the Company's apparel and souvenirs, generally utilizing the Company's designs, tools, and dies. The Company screen prints and embroiders a portion of the licensed motorsports apparel that it sells.

         The Company was incorporated in Arizona in May 1992 and began marketing die-cast collectibles in July 1992. During fiscal 1997, fiscal 1998, and the first four months of fiscal 1999, the Company completed a number of acquisitions that expanded the Company's product offerings and distribution channels and secured a number of exclusive license agreements with race car drivers and team owners. The following table sets forth the acquisitions completed since October 1, 1996 and the nature of the businesses acquired.

            Acquisitions                            Date                             Business
            ------------                            ----                             --------
Sports Image, Inc.                                 Nov-96         Markets and distributes licensed motorsports
                                                                  apparel and souvenirs; trackside sales

Motorsport Traditions Limited Partnership          Jan-97         Markets and distributes licensed motorsports
and Creative Marketing and Promotions, Inc.                       apparel and souvenirs; trackside sales

Robert Yates Promotions, Inc.                      Jul-97         Markets and distributes licensed motorsports
                                                                  apparel and souvenirs; trackside sales

Image Works, Inc.                                  Jul-97         Manufactures and markets licensed motorsports
                                                                  apparel through mass-merchandise markets

Motorsports collectibles product lines of          Aug-97         Manufactures and markets licensed "mini-
Simpson Products, Inc.                                            helmets" and other motorsports collectibles and
                                                                  souvenirs

Assets related to sales of merchandise             Dec-97         Markets and distributes licensed motorsports
licensed by NASCAR driver Rusty Wallace                           apparel and souvenirs; trackside sales
(the "Rusty Wallace Acquisition")

Assets related to motorsports die-cast             Dec-97         Manufactures and markets "Revell" licensed
collectibles product lines of Revell-                             die-cast collectibles; strategic alliance with
Monogram, Inc. (the "Revell Acquisition")                         Revell-Monogram, Inc. involving extensive
                                                                  product licensing and distribution arrangements

Brookfield Collectors Guild, Inc.                  Jan-98         Markets and distributes licensed motorsports
("Brookfield")                                                    collectibles and ensembles

Chase Racewear, L.L.C. ("Chase")                   May-98         Licensed motorsports apparel and accessories

Paul's Model Art/MiniChamps                        Aug-98         Markets and distributes die-cast replicas of Formula
("MiniChamps")                                                    One and GT race cars, as well as factory production
                                                                  cars, driver figurines, and other motorsport
                                                                  collectibles

Performance Plus Nutritional, L.L.C.               Sep-98         Develops and markets driver-endorsed nutritional
                                                                  products, including vitamins, energy bars, and
                                                                  energy drinks

Intellectual Properties Group, Inc. ("IPG")        Oct-98         Creates and develops promotional programs for
                                                                  corporate sponsors of motorsports

Tech 2000 Worldwide, Inc. ("Tech 2000")            Nov-98         Operates the "goracing.com" internet website;
                                                                  designs, develops, implements, and maintains
                                                                  motorsports-related and other internet websites,
                                                                  including electronic commerce capabilities

Goodsports Holdings Pty Ltd.                       Jan-99         Markets and distributes licensed Formula
                                                                  One apparel related products

         The Company markets its products to approximately 11,500 specialty retailers throughout the world either directly or through its wholesale distributor network; to motorsports enthusiasts directly through its Racing Collectables Club of America (the "Collectors' Club"), which currently has approximately 156,000 members; and through mobile trackside souvenir stores, promotional programs for corporate sponsors, and fan clubs. The Company also distributes certain of its products to mass retailers through its in-house sales force and wholesale distributors. In addition, the Company has a license agreement with Hasbro, Inc. ("Hasbro"), a multi-billion dollar toy and game manufacturer, covering the exclusive sale by Hasbro of a line of motorsports-related products in the mass-merchandise market. The Company also generates sales of its products via electronic commerce through its "goracing.com" web site, and plans to utilize the "nascar.com" web site in calendar 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                                             Three Months Ended
                                                                December 31,
                                                         --------------------------
                                                             1998           1997
                                                             ----           ----
                                                         (Unaudited)    (Unaudited)
Sales:
     Collectibles ................................           64.1%          48.8%
     Apparel and souvenir ........................           34.0           49.8
     Other .......................................            1.9            1.4
                                                            -----          -----
         Net sales ...............................          100.0          100.0
Cost of sales ....................................           64.0           64.9
                                                            -----          -----
Gross profit .....................................           36.0           35.1
Selling, general and administrative expenses .....           20.4           19.1
Amortization of goodwill and other intangibles ...            2.1            1.1
                                                            -----          -----
Income from operations ...........................           13.5           14.9
Interest income (expense) and other, net .........           (1.9)          (0.7)
                                                            -----          -----
Income before provision for income taxes .........           11.6           14.2
Provision for income taxes .......................           (4.6)          (5.7)
Minority interest in earnings ....................           (0.1)           --
                                                            -----          -----
Net income .......................................            6.9%           8.5%
                                                            =====          =====

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1997

         Net sales increased 67% to $71.6 million for the three months ended December 31, 1998 from $42.9 million for the three months ended December 31, 1997. The Company attributes the improvement in sales during the first quarter of fiscal 1999 primarily to (i) revenue from the Company's fiscal 1998 acquisitions, (ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of souvenirs, apparel, and die-cast collectible goods; (iii) successful efforts in new cross-promotional programs during the first quarter of fiscal 1999, while none were conducted during the first quarter of fiscal 1998; and (iv) an increase in membership in the Collectors' Club to approximately 156,000 members at December 31, 1998 from approximately 108,000 members at December 31, 1997.

         Gross profit increased to $25.7 million in the first quarter of fiscal 1999 from $15.1 million in the first quarter of fiscal 1998, representing 36.0% and 35.1% of net sales, respectively. The increase in gross profit as a percentage of net sales resulted from increased sales of die-cast collectible products, which typically provide higher margins than sales of the Company's apparel and souvenir products. This was partially offset by lower margins associated with certain special cross-promotional programs. Sales of die-cast collectibles grew to 64.1% of net sales in the three months ended December 31, 1998 from 48.8% for the three-month period ended December 31, 1997, primarily as a result of the acquisitions completed in fiscal 1998.

         Selling, general and administrative expenses increased to $14.6 million in the three-month period ended December 31, 1998 from $8.2 million in the three-month period ended December 31, 1997, representing 20.4% and 19.1% of net sales, respectively. The increase in such expenses as a percentage of sales resulted primarily from costs associated with completing special cross-promotional programs during the quarter.

         Amortization of goodwill and other intangibles increased to $1.5 million for the three-month period ended December 31, 1998 from $481,000 for the three-month period ended December 31, 1997. The increase in amortization of goodwill and other intangibles is related to the acquisitions completed during the period from December 1997 through August 1998. The Company recorded goodwill and other intangibles of $61.9 million in connection with the fiscal 1998 acquisitions. The Company is amortizing the goodwill and other intangibles over a period of 3 to 25 years.

         The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense of approximately $1.3 million related to the Company's convertible subordinated notes issued in March 1998 and increased interest expense of approximately $240,000 from the Revell Acquisition and the acquisition of MiniChamps. These increases were partially offset by interest income associated with the proceeds from the issuance of the notes.

PRO FORMA RESULTS OF OPERATIONS

         The following table sets forth the unaudited pro forma income statement data of the Company for the three-month period ended December 31, 1998 and 1997, giving effect to the Rusty Wallace Acquisition and the Revell Acquisition, as well as the acquisitions of Brookfield, Chase, MiniChamps, IPG, and Tech 2000, as if they had occurred on October 1, 1997, using the purchase method of accounting for business combinations, except for IPG and Tech 2000, which were accounted for as poolings of interest. The unaudited pro forma income statement data presented herein does not purport to represent what the Company's actual results of operations would have been had those acquisitions occurred on that date or to project the Company's results of operations for any future period.

                                                                          (in thousands, except per share data)
                                                                              For the Three Months Ended
                                                                         --------------------------------------
                                                                         December 31, 1998    December 31, 1997
                                                                            (Unaudited)          (Unaudited)
                                                                         -----------------    -----------------
Net sales.........................................................          $  71,884            $  55,935
Net income........................................................              4,917                3,865
Net income per common share, diluted..............................          $    0.29            $    0.23

         The pro forma results shown above do not account for efficiencies gained upon the consolidation of operations, including the elimination of duplicative functions and reduction of salaries expense and other related costs. The pro forma results of operations for the three-month periods ended December 31, 1998 and 1997 reflect the amortization of goodwill and other intangibles arising from the acquisitions described above and include additional interest expense associated with any financing related to the acquisitions.

SEASONALITY

         Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (the Company's third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products. The Company believes; however, that the acquisitions described above have provided additional distribution channels that increase holiday sales, with the effect of reducing seasonal fluctuations.

YEAR 2000 COMPLIANCE

         During 1997, the Company commenced a program to install new computer software programs that are intended to integrate the Company's management information systems throughout its organizational structure, as well as to comply with Year 2000 requirements. The Company has experienced delays in completing this program. As of the filing date of this Report, the installation program is approximately 85% complete and the Company currently anticipates that the new software systems will be operational in the second quarter of calendar 1999. The Company believes that its new software system will comply with the Year 2000 requirements, and the Company currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of any of its systems to function properly beyond December 31, 1999.

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

         If by April 1999, the Company has not completed the installation and start-up of its new computer software systems, the Company intends to initiate its contingency program, which consists of upgrading its existing software programs to bring them into Year 2000 compliance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased to $88.2 million at December 31, 1998 from $86.9 million at September 30, 1998. The increase of $1.3 million is primarily attributable to cash flow from operations.

         Capital expenditures for the three-month period ended December 31, 1998 totaled approximately $7.8 million, of which approximately $5.7 million was utilized for the Company's continued investment in tooling.

         During the three-month period ended December 31, 1998, the Company issued 85,437 shares of Common Stock upon the exercise of stock options, resulting in total proceeds to the Company of approximately $1.5 million.

         On January 2, 1997, the Company issued an aggregate of $20.0 million principal amount of senior notes to three insurance companies (the "Senior Notes"). The Senior Notes bore interest at the rate of 8.05% per annum and matured on January 2, 1999. On January 4, 1999, the Company repaid the Senior Notes.

         On March 24, 1998, the Company sold $100.0 million of 4-3/4% Convertible Subordinated Notes due 2005 ("the Notes"). The Notes are convertible, at the option of the holders, into shares of Common Stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 1998. The Notes mature on April 1, 2005. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined in the Notes. The Indenture governing the Notes does not limit or prohibit the incurrence of additional indebtedness, including senior indebtedness, by the Company or its subsidiaries. The Company, at its option, may redeem the Notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the Indenture governing the Notes. Upon the occurrence of a "change in control" or a "termination of trading," as defined in the Indenture, the holders of the Notes will have the right to require the Company to repurchase all or any part of such holders' Notes at 100% of their principal amount, plus accrued and unpaid interest. The net proceeds to the Company from the offering were approximately $96.5 million, after deducting offering expenses of approximately $500,000 and the Initial Purchasers' discount of 3.0%.

         On August 5, 1998, the Company entered into an amended and restated credit agreement (the "Credit Facility") with First Union National Bank of North Carolina ("First Union"). The Credit Facility consists of a revolving line of credit for up to $20.0 million, which includes up to $5.0 million for standby letters of credit (the "Line of Credit") and a $30.0 million letter of credit/bankers' acceptance facility (the "Letter of Credit/BA Facility"). The Company did not have any outstanding borrowings under the Line of Credit as of December 31, 1998. The Company had outstanding purchase commitments of approximately $7.9 million under the Letter of Credit/BA Facility as of December 31, 1998. The Line of Credit bears interest, at the Company's option, at a rate equal to (i) the Alternate Base Rate (as described below) plus an applicable margin as defined in the credit agreement or (ii) LIBOR plus an applicable margin as defined in the credit agreement. The "Alternate Base Rate" under the Line of Credit is the greater of (a) the bank's publicly announced prime rate or
(b) the Federal Funds Effective Rate (as defined) plus 0.5%. The Line of Credit matures on April 1, 2001 with respect to the revolving line of credit portion of the Line of Credit, and on April 1, 1999 with respect to the standby letter of credit portion of the Line of Credit and the Letter of Credit/BA Facility, subject to extensions by First Union. The Credit Facility is guaranteed by certain of the Company's subsidiaries.

         On October 27, 1998, the Company acquired all of the outstanding stock of IPG in exchange for 35,000 shares of the Company's restricted common stock. IPG creates and develops promotional programs for corporate sponsors of motorsports.

         On November 23, 1998, the Company acquired Tech 2000, a privately held Massachusetts-based Internet company, through a merger of Tech 2000 and Action Interactive, Inc., a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company issued 137,925 shares of its restricted common stock in exchange for all of the issued and outstanding common stock of Tech 2000.

         On November 30, 1998, the Company entered into an exclusive licensing agreement with CART Licensed Products, L.P., the licensing arm of CART. Under the terms of the licensing agreement, the Company obtained the exclusive rights to the CART series and FedEx Championship Series logos, as well as exclusive rights to five teams in the CART series, including Newman/Haas Racing, PacWest Racing Group, Target/Chip Ganassi Racing, Team Green, Inc., and Team Rahal, Inc. In addition, the Company also obtained the non-exclusive rights for a minimum of 75% of the other teams and drivers that participate in CART sanctioned race events. The rights granted under the agreement allow the Company to create a line of collectible vehicles consistent with the detail and quality featured in its existing die-cast collectibles and allow the Company to market or sublicense a broad range of toy products such as plastic and remote control vehicles, action figures, miniature helmets, board games, plush toys, and puzzles. The initial term of the agreement is for five years with a five-year renewal option.

         The Company is subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations; however, imposition of damages to that extent could still occur.

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

         This Report contains forward-looking statements, including statements regarding the Company's business and the industry in which the Company operates. These forward-looking statements are based primarily on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in the Company's Form 10-K/A for the year ended September 30, 1998, as filed with the Securities and Exchange Commission.

        PART II - OTHER INFORMATION

        ITEM 1.   LEGAL PROCEEDINGS

                  Not applicable

        ITEM 2.   CHANGES IN SECURITIES

                  On October 7, 1998, the Company issued warrants to acquire 25,000 shares of common stock at an exercise price of $28.875 per share to the National Association of Stock Car Auto Racing, Inc. ("NASCAR") in connection with certain licensing arrangements between the Company and NASCAR. The warrants vest and become exercisable for 5,000 shares of stock each year, beginning on October 7, 1999, and expire on October 7, 2008. The Company issued the warrants without registration in reliance on the exemption provided by Section 4(2) under the Securities Act of 1933, as amended.

                  On October 27, 1998 the Company issued 35,000 shares of Common Stock to David M. Hynes as consideration paid by the Company for the acquisition of Intellectual Properties Group, Inc. The closing price of the Company's Common Stock on October 27, 1998 was $29.13 per share. The shares of Common Stock were issued without registration in reliance on the exemption provided by Section 4(2) under the Securities Act of 1933, as amended.

                  On November 21, 1998 the Company issued an aggregate of 137,925 shares of Common Stock to Roger J. Falcione and the Estate of Vincent D. Barletta as consideration paid by the Company for the acquisition of Tech 2000 Worldwide, Inc. The closing price of the Company's Common Stock on November 20, 1998 was $26.38 per share. The shares of Common Stock were issued without registration in reliance on the exemption provided by Section 4(2) under the Securities Act of 1933, as amended.

         ITEM 3.  DEFAULTS UPON SECURITIES

                  Not applicable

         ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

         ITEM 5.  OTHER INFORMATION

                  Not applicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                             10.55 Common Stock Purchase Warrant dated October 7, 1998, issued to the National Association for Stock Car Auto Racing, Inc.

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

                       ACTION PERFORMANCE COMPANIES, INC.

Signature                                   Capacity                                    Date
---------                                   --------                                    ----
/s/ Fred W. Wagenhals             Chairman of the Board, President, and           February 13, 1999
---------------------------       Chief Executive Officer
Fred W. Wagenhals                 (Principal Executive Officer)

/s/ Christopher S. Besing         Vice President, Chief Financial Officer,        February 13, 1999
---------------------------       Treasurer, and Director
Christopher S. Besing             (Principal Financial Officer)

/s/ David A. Husband              Vice President and Chief Accounting Officer     February 13, 1999
---------------------------       (Principal Accounting Officer)
David A. Husband

                                 Exhibit Index

             Exhibits

               10.55 Common Stock Purchase Warrant dated October 7, 1998, issued to the National Association for Stock Car Auto Racing, Inc.

               11.1                   Computation of Basic Earnings Per Share

               11.2                   Computation of Diluted Earnings Per
                                      Share

               27                     Financial Data Schedule