Form 10-Q
period 1999-03-31
ACTION PERFORMANCE COMPANIES INC
filed 1999-05-17
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----     ----

As of May 6, 1999, there were outstanding 16,877,196 shares of the registrant's Common Stock, par value $.01 per share.

PART I, ITEM 1    FINANCIAL STATEMENTS


                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND SEPTEMBER 30, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  March 31,      September 30,
                                                                                    1999             1998
                                                                                  ---------        ---------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ............................................       $  45,760        $  60,867
     Accounts receivable, net of allowance for
       doubtful accounts of $1,245 and $986, respectively .................          37,238           36,314
     Inventories ..........................................................          34,390           35,790
     Prepaid royalties ....................................................           9,760            5,745
     Prepaid expenses and other assets ....................................           4,998            4,961
                                                                                  ---------        ---------
         Total current assets .............................................         132,146          143,677

PROPERTY AND EQUIPMENT, net ...............................................          51,862           46,053

GOODWILL AND OTHER INTANGIBLES, net .......................................         104,572          106,146

OTHER ASSETS, net .........................................................          12,018           10,058
                                                                                  ---------        ---------
                                                                                  $ 300,598        $ 305,934
                                                                                  =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .....................................................       $  13,624        $  11,430
     Accrued royalties ....................................................          10,401           10,589
     Accrued expenses and other ...........................................          12,721           10,973
     Current portion of long-term debt ....................................           3,696           23,746
                                                                                  ---------        ---------
         Total current liabilities ........................................          40,442           56,738
                                                                                  ---------        ---------

LONG-TERM DEBT:
     Convertible subordinated notes .......................................         100,000          100,000
     Other long-term debt .................................................          10,095           11,850
                                                                                  ---------        ---------
         Total long-term debt .............................................         110,095          111,850
                                                                                  ---------        ---------

MINORITY INTEREST .........................................................           1,488              914
                                                                                  ---------        ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 shares
        authorized, no shares issued and outstanding ......................              --               --
     Common stock, $.01 par value, 25,000,000 shares authorized, 16,872,496
        and 16,423,238 shares issued and outstanding, respectively ........             169              164
     Additional paid-in capital ...........................................          94,493           91,974
     Accumulated other comprehensive income (loss) ........................            (128)           1,682
     Retained earnings ....................................................          54,039           42,612
                                                                                  ---------        ---------
         Total shareholders' equity .......................................         148,573          136,432
                                                                                  ---------        ---------
                                                                                  $ 300,598        $ 305,934
                                                                                  =========        =========

                 The accompanying notes are an integral part of
                        these consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             Three Months Ended                  Six Months Ended
                                                                   March 31                         March 31
                                                          --------------------------        --------------------------
                                                            1999             1998             1999             1998
                                                          ---------        ---------        ---------        ---------
Sales:
     Collectibles .................................       $  46,439        $  28,254        $  92,306        $  49,194
     Apparel and souvenirs ........................          30,092           24,235           54,428           45,625
     Other ........................................           2,397              666            3,759            1,254
                                                          ---------        ---------        ---------        ---------
         Net sales ................................          78,928           53,155          150,493           96,073

Cost of sales .....................................          48,933           32,994           94,764           60,855
                                                          ---------        ---------        ---------        ---------

Gross profit ......................................          29,995           20,161           55,729           35,218
                                                          ---------        ---------        ---------        ---------
Operating expenses:
     Selling, general and administrative expenses .          16,101           10,535           30,701           18,735
     Non-recurring charge for litigation settlement              --              950               --              950
     Amortization of goodwill and other intangibles           1,501            1,209            2,958            1,690
                                                          ---------        ---------        ---------        ---------
         Total operating expenses .................          17,602           12,694           33,659           21,375
                                                          ---------        ---------        ---------        ---------
Income from operations ............................          12,393            7,467           22,070           13,843
                                                          ---------        ---------        ---------        ---------
Other income (expense):
     Interest income and other, net ...............             649              172            1,345              464
     Interest expense .............................          (1,632)            (913)          (3,726)          (1,488)
                                                          ---------        ---------        ---------        ---------
         Total other income (expense) .............            (983)            (741)          (2,381)          (1,024)
                                                          ---------        ---------        ---------        ---------
Income before income taxes and minority interest ..          11,410            6,726           19,689           12,819
Minority interest in earnings .....................            (570)              --             (644)              --
                                                          ---------        ---------        ---------        ---------
Income before income taxes ........................          10,840            6,726           19,045           12,819
Provision for income taxes ........................          (4,336)          (2,690)          (7,618)          (5,128)
                                                          ---------        ---------        ---------        ---------
NET INCOME ........................................       $   6,504        $   4,036        $  11,427        $   7,691
                                                          ---------        ---------        ---------        ---------
Other comprehensive income (expense) net of tax:
     Foreign currency translation adjustment ......          (1,842)              --           (1,810)              --
                                                          ---------        ---------        ---------        ---------
COMPREHENSIVE INCOME ..............................       $   4,662        $   4,036        $   9,617        $   7,691
                                                          =========        =========        =========        =========
NET INCOME PER COMMON SHARE:
     Basic ........................................       $    0.39        $    0.25        $    0.69        $    0.48
                                                          =========        =========        =========        =========
     Diluted ......................................       $    0.38        $    0.24        $    0.67        $    0.46
                                                          =========        =========        =========        =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic ........................................          16,820           16,086           16,668           16,039
                                                          =========        =========        =========        =========
     Diluted ......................................          17,179           16,666           17,025           16,591
                                                          =========        =========        =========        =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 1999             1998
                                                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................       $  11,427        $   7,691
     Adjustments to reconcile net income to
        net cash provided by operating activities:
     Depreciation and amortization .....................................          10,580            4,364
     Undistributed earnings to minority shareholders ...................             644               --
     Change in assets and liabilities, net of businesses acquired:
         Accounts receivable ...........................................            (178)          (6,540)
         Inventories ...................................................           1,875          (10,058)
         Prepaid royalties .............................................          (4,015)            (510)
         Prepaid expenses and other assets .............................          (1,342)           1,289
         Accounts payable ..............................................              79            5,158
         Accrued royalties .............................................            (188)            (286)
         Accrued expenses and other ....................................           1,291              244
                                                                               ---------        ---------
              Net cash provided by operating activities ................          20,173            1,352
                                                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ................................         (13,560)          (8,871)
     Deposits on property and equipment ................................              --           (1,783)
     Proceeds from sale of equipment ...................................             155              287
     Acquisition of businesses and other intangibles, less cash acquired          (3,046)         (23,091)
                                                                               ---------        ---------
              Net cash used in investing activities ....................         (16,451)         (33,458)
                                                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on line of credit ......................................           1,275            9,600
     Payments on line of credit ........................................          (1,275)          (2,500)
     Net proceeds from issuance of common stock
        upon exercise of stock options .................................           3,568            1,008
     Payments on long-term debt ........................................         (22,302)          (4,430)
     Issuance of convertible subordinated notes ........................              --          100,000
     Payments for offering-related expenses ............................              --           (3,500)
     Collections on notes receivable ...................................               8               15
                                                                               ---------        ---------
              Net cash provided by (used in) financing activities ......         (18,726)         100,193
                                                                               ---------        ---------
     Effect of exchange rate changes on cash and cash equivalents ......            (103)              --
                                                                               ---------        ---------

     Net change in cash and cash equivalents ...........................         (15,107)          68,087
     Cash and cash equivalents, beginning of period ....................          60,867           29,318
                                                                               ---------        ---------
     Cash and cash equivalents, end of period ..........................          45,760        $  97,405
                                                                               =========        =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


(1)      INTERIM FINANCIAL REPORTING

The accompanying unaudited consolidated financial statements for Action Performance Companies, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the six-month period ended March 31, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 1999. Certain prior period amounts have been reclassified to conform to the March 31, 1999 presentation. These financial statements should be read in conjunction with the Company's Form 10-K/A for the fiscal year ended September 30, 1998.

(2)      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board. The adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations. At March 31, 1999, the Company's accumulated other comprehensive income (loss) balance consisted of cumulative foreign currency translation adjustments of approximately $(128,000).

(3)      SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions for the six-month periods ended March 31, 1999 and 1998 are as follows (in thousands):

                                                                     1999          1998
                                                                    -------       -------
Supplemental disclosures:
     Interest paid ..........................................       $ 1,562       $ 1,122
     Income taxes paid ......................................         7,744         5,110

Non-cash transactions:
     Common stock issued in connection with license agreement            --         1,000
     Debt and liabilities incurred or assumed in acquisitions         4,016        16,014

     Sale of equipment for notes receivable .................            --            35
     Assets acquired under capital lease ....................            --           183
     Assets acquired under note .............................            --         1,562

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

         On January 11, 1999, the Company acquired all of the outstanding stock of Goodsports Holdings Pty. Ltd., an Australian-based marketer of Formula One-related apparel and other merchandise. The consideration paid by the Company consisted of the assumption of certain liabilities and contingent payments of up to $3.6 million to be paid over a four-year period based upon the attainment of certain performance objectives. The acquisition was accounted for as a purchase.

(5)      REPAYMENT OF SENIOR NOTES

         On January 4, 1999, the Company repaid $20 million of 8.05% Senior Notes, which matured on January 2, 1999.

(6)      COMMITMENTS AND CONTINGENCIES

         The Company is subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations. The Company cannot provide assurance, however, that damages that result in a material adverse effect on the Company's financial position or results of operations will not be imposed in these matters.

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

         The Company was incorporated in Arizona in May 1992 and began marketing die-cast collectibles in July 1992. During fiscal 1997, fiscal 1998, and the first two quarters of fiscal 1999, the Company completed a number of acquisitions that expanded the Company's product offerings and distribution channels and secured a number of exclusive license agreements with race car drivers and team owners. The following table sets forth the acquisitions completed since October 1, 1996 and the nature of the businesses acquired.

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

Brookfield Collectors Guild, Inc.                  Jan-98         Markets and distributes licensed motorsports
("Brookfield")                                                    collectibles and ensembles

Chase Racewear, L.L.C. ("Chase")                   May-98         Licensed motorsports apparel and accessories

Paul's Model Art/MiniChamps                        Aug-98         Markets and distributes die-cast replicas of
("MiniChamps")                                                    Formula One and GT race cars, as well as factory
                                                                  production cars, driver figurines, and other
                                                                  motorsport collectibles

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

Goodsports Holdings Pty Ltd. ("Goodsports")        Jan-99         Markets and distributes licensed Formula
                                                                  One apparel and related products

         The Company markets its products to approximately 11,500 specialty retailers throughout the world either directly or through its wholesale distributor network; to motorsports enthusiasts directly through its Racing Collectables Clubs of America (the "Collectors' Club"), which currently has approximately 161,000 members; via electronic commerce through its "goracing.com" web site; and through mobile trackside souvenir stores, promotional programs for corporate sponsors, and fan clubs. The Company also distributes certain of its products to mass retailers through its in-house sales force and wholesale distributors. In addition, the Company has a license agreement with Hasbro, Inc. ("Hasbro"), a multi-billion dollar toy and game manufacturer, covering the exclusive sale by Hasbro of a line of motorsports-related products in the mass-merchandise market.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                                            Three Months Ended           Six Months Ended
                                                                 March 31                    March 31
                                                            -------------------         -------------------
                                                            1999          1998          1999          1998
                                                            -----         -----         -----         -----
                                                         (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Sales:
     Collectibles ...................................        58.9%         53.2%         61.3%         51.2%
     Apparel and souvenirs ..........................        38.1          45.6          36.2          47.5
     Other ..........................................         3.0           1.2           2.5           1.3
                                                            -----         -----         -----         -----
        Net sales ...................................       100.0         100.0         100.0         100.0
     Cost of sales ..................................        62.0          62.1          63.0          63.3
                                                            -----         -----         -----         -----
     Gross Profit ...................................        38.0          37.9          37.0          36.7
     Selling, general and administrative expenses ...        20.4          19.8          20.4          19.5
     Settlement costs ...............................          --           1.8            --           1.0
     Amortization of goodwill and other intangibles .         1.9           2.3           1.9           1.8
                                                            -----         -----         -----         -----
     Income from operations .........................        15.7          14.0          14.7          14.4
     Interest income (expense) and other, net .......        (1.3)         (1.4)         (1.6)         (1.1)
                                                            -----         -----         -----         -----
     Income before income taxes and minority interest        14.4          12.6          13.1          13.3
     Minority interest in earnings ..................        (0.7)           --          (0.4)           --
     Provision for income taxes .....................        (5.5)         (5.0)         (5.1)         (5.3)
                                                            -----         -----         -----         -----
     Net income .....................................         8.2%          7.6%          7.6%          8.0%
                                                            =====         =====         =====         =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

         Net sales increased 48.5% to $78.9 million for the three months ended March 31, 1999 from $53.2 million for the three months ended March 31, 1998. The Company attributes the improvement in sales during the second quarter of fiscal 1999 primarily to (i) revenue from the Company's acquisitions during the third and fourth quarter of fiscal 1998 and the first two quarters of fiscal 1999;
(ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of die-cast collectible goods, apparel, and souvenirs; (iii) sales of the Company's products via its newly functional e-commerce solution, "Speedmall," which resides in the Company's "goracing.com" internet web site; (iv) an increase in membership in the Collectors' Club to approximately 161,000 members at March 31, 1999 from approximately 123,000 members at March 31, 1998; and (v) increased sales in conjunction with the NASCAR race event in Dallas, Texas during March 1999, which was held in April of the prior year.

         Gross profit increased to $30.0 million in the second quarter of fiscal 1999 from $20.2 million in the second quarter of fiscal 1998, representing 38.0% and 37.9% of net sales, respectively. The increase in gross profit as a percentage of net sales resulted from increased sales of die-cast collectible products, which typically provide higher margins than sales of the Company's apparel and souvenir products.

         Selling, general and administrative expenses increased to $16.1 million in the three-month period ended March 31, 1999 from $10.5 million in the three-month period ended March 31, 1998, representing 20.4% and 19.8% of net sales, respectively. The increase in such expenses as a percentage of sales resulted primarily from costs associated with the operation and development of the Company's "goracing.com" web site.

         During the three-month period ended March 31, 1998, the Company recorded a non-recurring charge of $950,000, or $0.03 per share, for the settlement of a pending lawsuit and related charges. This settlement represents 1.8% of net sales for the three months ended March 31, 1998. There were no non-recurring charges in the three-month period ended March 31, 1999.

         Amortization of goodwill and other intangibles increased to $1.5 million for the three-month period ended March 31, 1999 from $1.2 million for the three-month period ended March 31, 1998. The increase in amortization of goodwill and other intangibles is related to the acquisitions made during the second, third, and fourth quarters of fiscal 1998 and the second quarter of fiscal 1999, as well as various long-term license agreements. The Company recorded goodwill and other intangibles of $31.6 million in connection with the acquisitions completed during the second, third, and fourth quarters fiscal 1998, and recorded an additional $2.9 million of goodwill and other intangibles from the acquisition completed in the second quarter of fiscal 1999. The Company is amortizing the goodwill and other intangibles over periods of 3 to 25 years.

         The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense associated with the convertible subordinated notes issued in March 1998, which was partially offset by interest income earned on the remaining proceeds from the offering.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998

         Net sales increased 56.6% to $150.5 million for the six months ended March 31, 1999 from $96.1 million for the six months ended March 31, 1998. The Company attributes the improvements in sales during the first two quarters of fiscal 1999 primarily to (i) revenue from the acquisitions completed during fiscal 1998 and the first six months of fiscal 1999; (ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of die-cast collectible goods, apparel, and souvenirs; (iii) sales of the Company's products via its newly functional e-commerce solution, "Speedmall" which resides in the Company's "goracing.com" internet web site; (iv) an increase in membership in the Company's Collectors' Club to approximately 161,000 members at March 31, 1999 from approximately 123,000 members at March 31, 1998; and (v) increased sales in conjunction with the NASCAR race event held in Dallas, Texas during March 1999, which was held in April during the prior year.

         Gross profit increased to $55.7 million in the six months ended March 31, 1999 from $35.2 million in the six months ended March 31, 1998, representing 37.0% and 36.7% of net sales, respectively. The increase in gross profit as a percentage of net sales resulted from increased sales of die-cast collectible products, which typically provide higher margins than sales of the Company's apparel and souvenir products. Sales of die-cast collectibles grew to 61.3% of net sales in the six months ended March 31, 1999 from 51.2% for the six-month period ended March 31, 1998.

         Selling, general and administrative expenses increased to $30.7 million in the six-month period ended March 31, 1999 from $18.7 million in the six-month period ended March 31, 1998, representing 20.4% and 19.5% of net sales, respectively. The increase in such expenses as a percentage of sales resulted primarily from the operation and development of the Company's e-commerce line of business through "Speedmall" at the "goracing. com" web site and costs associated with special programs completed during the first quarter of fiscal 1999.

         During the six-month period ended March 31, 1998, the Company recorded a non-recurring charge of $950,000, or $0.03 per share, for the settlement of a pending lawsuit and related charges. This settlement represented 1.0% of net sales for the six months ended March 31, 1998. There were no non-recurring charges in the six-month period ended March 31, 1999.

         Amortization of goodwill and other intangibles increased to $3.0 million for the six-month period ended March 31, 1999 from $1.7 million for the six-month period ended March 31, 1998. The increase in amortization of goodwill and other intangibles is related to the acquisitions made during the second, third, and fourth quarters of fiscal 1998 and the first two quarters of fiscal 1999 as well as various long-term license agreements. The Company recorded goodwill and other intangibles of $31.6 million in connection with acquisitions completed during the second, third, and fourth quarters of fiscal 1998, and recorded an additional $2.9 million of goodwill and other intangibles from the acquisition completed in the second quarter of fiscal 1999. The Company is amortizing the goodwill and other intangibles over periods of 3 to 25 years.

         The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense associated with the convertible subordinated notes issued in March 1998, which was partially offset by interest income on the remaining proceeds from the offering.

PRO FORMA RESULTS OF OPERATIONS

         The following table sets forth the unaudited pro forma income statement data of the Company for the six-month period ended March 31, 1999 and 1998, giving effect to the Rusty Wallace Acquisition and the Revell Acquisition, as well as the acquisitions of Brookfield, Chase, MiniChamps, IPG, Tech 2000, and Goodsports, as if they had occurred on October 1, 1997, using the purchase method of accounting for business combinations, except for IPG and Tech 2000, which were accounted for as poolings of interest. The unaudited pro forma income statement data presented herein does not purport to represent what the Company's actual results of operations would have been had those acquisitions occurred on that date or to project the Company's results of operations for any future period.

                                              (in thousands, except per share data)
                                                    For the Six Months Ended
                                              -------------------------------------
                                                March 31, 1999    March 31, 1998
                                                   --------          --------
                                                  (Unaudited)       (Unaudited)
Net sales..................................        $153,556          $121,580

Net income.................................          10,940             7,836(1)

Net income per common share, diluted.......        $   0.64          $   0.47(1)

(1) Excludes a non-recurring legal settlement charge of $950,000 or $0.03 per share

         The pro forma results shown above do not account for efficiencies gained upon the consolidation of operations, including the elimination of duplicative functions and reduction of salaries expense and other related costs. The pro forma results of operations for the six-month periods ended March 31, 1999 and 1998 reflect the amortization of goodwill and other intangibles arising from the acquisitions described above and include additional interest expense associated with any financing related to the acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position increased to $91.7 million at March 31, 1999 from $86.9 million at September 30, 1998. The increase of $4.8 million is primarily attributable to cash flow from operations.

         Capital expenditures for the six-month period ended March 31, 1999 totaled approximately $13.6 million, of which approximately $7.9 million was utilized for the Company's continued investment in tooling.

         During the six-month period ended March 31, 1999, the Company issued 276,335 shares of Common Stock upon the exercise of stock options, resulting in total proceeds to the Company of approximately $3.6 million.

         On January 2, 1997, the Company issued an aggregate of $20.0 million principal amount of senior notes to three insurance companies (the "Senior Notes"). The Senior Notes bore interest at the rate of 8.05% per annum, and matured on January 2, 1999. On January 4, 1999, the Company repaid the Senior Notes.

         On March 24, 1998, the Company sold $100.0 million of 4 3/4% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible, at the option of the holders, into shares of Common Stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 1998. The Notes mature on April 1, 2005. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined in the Notes. The Indenture governing the Notes does not limit or prohibit the incurrence of additional indebtedness, including senior indebtedness, by the Company or its subsidiaries. The Company, at its option, may redeem the Notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the Indenture governing the Notes. Upon the occurrence of a "change in control" or a "termination of trading," as defined in the Indenture, the holders of the Notes will have the right to require the Company to repurchase all or any part of such holders' Notes at 100% of their principal amount, plus accrued and unpaid interest. The net proceeds to the Company from the offering were approximately $96.5 million, after deducting offering expenses and the Initial Purchasers' discount of 3.0%.

         On August 5, 1998, the Company entered into an amended and restated credit agreement (the "Credit Facility") with First Union National Bank of North Carolina ("First Union"). The Credit Facility consists of a revolving line of credit for up to $20.0 million, which includes up to $5.0 million for standby letters of credit (the "Line of Credit") and a $30.0 million letter of credit/bankers' acceptance facility (the "Letter of Credit/BA Facility"). The Company did not have any outstanding borrowings under the Line of Credit as of March 31, 1999. The Company had outstanding purchase commitments of approximately $4.5 million under the Letter of Credit/BA Facility as of March 31, 1999. The Line of Credit bears interest, at the Company's option, at a rate equal to (i) the Alternate Base Rate (as described below) plus an applicable margin as defined in the credit agreement. The "Alternate Base Rate" under the Line of Credit is the greater of (a) the bank's publicly announced prime rate or
(b) the Federal Funds Effective Rate (as defined) plus 0.5%. The Line of Credit matures on April 1, 2001 with respect to the revolving line of credit portion of the Line of Credit, and on April 1, 2000 with respect to the standby letter of credit portion of the Line of Credit and the Letter of Credit/BA Facility, subject to extensions by First Union. The Credit Facility is guaranteed by certain of the Company's subsidiaries.

         On October 27, 1998, the Company acquired all of the outstanding stock of IPG in exchange of 35,000 shares of the Company's restricted common stock. IPG creates and develops promotional programs for corporate sponsors of motorsports.

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

         The Company is subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations. The Company cannot provide assurance, however, that damages that result in a material adverse effect on the Company's financial position or results of operations will not be imposed in these matters.

         The Company believes that its current cash resources, the Credit Facility, and expected cash flows from operations will be sufficient to fund the Company's capital needs during the next 12 months at its current level of operations, apart from capital needs resulting from additional acquisitions. However, the Company may be required to obtain additional capital to fund its planned growth during the next 12 months and beyond. Potential sources of any such capital may include the proceeds from the exercise of outstanding options, bank financing, strategic alliances, and additional offerings of the Company's equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse effect on the Company's business.

YEAR 2000 COMPLIANCE

         During 1997, the Company commenced a program to install new computer software programs that are intended to integrate the Company's management information systems throughout its organizational structure, as well as to comply with Year 2000 requirements. The Company has experienced delays in completing this program. As of the filing date of this Report, the installation program is approximately 90% complete. The Company currently anticipates that the new software systems will be fully installed and tested in the second quarter of calendar 1999 and intends to commence using the new system at the beginning of the third calendar quarter of 1999 (the Company's fourth fiscal quarter). The Company believes that its new software system will comply with the Year 2000 requirements, and the Company currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of any of its systems to function properly beyond December 31, 1999.

         If by July 1999, the Company has not completed the installation and start-up of its new computer software systems, the Company intends to initiate its contingency program, which consists of upgrading certain of its existing software programs to bring them into Year 2000 compliance.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

         Not applicable

ITEM 3. DEFAULTS UPON SECURITIES

         Not applicable

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting of Shareholders was held on March 25, 1999. The following items were voted upon by the Company's shareholders.

         (a) The following nominees were elected to the Company's Board of Directors to serve until their successors are elected or have been qualified, or until their earlier resignation or removal:

                  Nominee                   Votes in Favor             Withheld
                  -------                   --------------             --------
                  Fred W. Wagenhals           15,242,456                944,525
                  Tod J. Wagenhals            15,242,656                944,325
                  Christopher S. Besing       15,242,456                944,525
                  Melodee L. Volosin          15,242,456                944,525
                  John S. Bickford, Sr.       15,242,456                944,525
                  Paul G. Lang                15,242,456                944,525
                  John M. Lloyd               15,242,756                944,225
                  Robert H. Manschot          15,242,756                944,225
                  Edward Bauman               15,242,716                944,265

         (b) Proposal to amend the Company's First Amended and Restated Articles of Incorporation to (i) increase the number of authorized shares of Common Stock, par value $.01 per share, from 25,000,000 to 100,000,000 shares, and (ii) eliminate the authorization to issue Class A Preferred Stock, no par value per share.

                  Votes in Favor      Opposed      Abstained     Broker Non-Vote
                  --------------      --------     ---------     ---------------
                  6,329,795          6,889,157        23,490        2,944,539

         (c)      Proposal to approve the Company's 1999 Incentive Stock Plan

                  Votes in Favor      Opposed      Abstained     Broker Non-Vote
                  --------------      --------     ---------     ---------------
                  5,733,655          7,441,773        26,901        2,984,652

         (d)      Proposal to approve the Company's 1999 Stock Purchase Plan

                  Votes in Favor      Opposed      Abstained     Broker Non-Vote
                  --------------      --------     ---------     ---------------
                  6,949,667          6,231,752        20,910        2,984,652

         (e) Proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending September 30, 1999.

                  Votes in Favor      Opposed      Abstained     Broker Non-Vote
                  --------------      --------     ---------     ---------------
                  16,169,327             4,865        12,789           -0-

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  11.1     Computation of Basic Earnings Per Share

                  11.2     Computation of Diluted Earnings Per Share

                  27       Financial Data Schedule

         (b) Reports on Form 8-K

                  Not applicable.

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

                       ACTION PERFORMANCE COMPANIES, INC.

Signature                           Capacity                                     Date
---------                           --------                                     ----
/s/ Fred W. Wagenhals        Chairman of the Board, President, and           May 14, 1999
---------------------        Chief Executive Officer
Fred W. Wagenhals            (Principal Executive Officer)

/s/ Christopher S. Besing    Vice President, Chief Financial Officer,        May 14, 1999
-------------------------    Treasurer, and Director
Christopher S. Besing        (Principal Financial and Accounting Officer)

/s/ David A. Husband         Vice President, Chief Accounting Officer        May 14, 1999
--------------------         (Principal Accounting Officer)
David A. Husband

                                 EXHIBIT INDEX

               Exhibit No.         Description
               -----------         -----------
                  11.1     Computation of Basic Earnings Per Share

                  11.2     Computation of Diluted Earnings Per Share

                  27       Financial Data Schedule