Form 10-Q
period 1999-06-30
ACTION PERFORMANCE COMPANIES INC
filed 1999-08-16
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of August 10, 1999, there were outstanding 16,925,085 shares of the registrant's Common Stock, par value $.01 per share.

PART I, ITEM 1    FINANCIAL STATEMENTS

                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND SEPTEMBER 30, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  June 30,        September 30,
                                                                                    1999              1998
                                                                                  -----------     -------------
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ............................................       $  53,176        $  60,867
     Accounts receivable, net of allowance for
       doubtful accounts of $1,332 and $986, respectively .................          53,755           36,314
     Inventories ..........................................................          35,963           35,790
     Prepaid royalties ....................................................           9,618            5,745
     Prepaid expenses and other assets ....................................           3,971            4,961
                                                                                  ---------        ---------
         Total current assets .............................................         156,483          143,677

PROPERTY AND EQUIPMENT, net ...............................................          52,832           46,053

GOODWILL AND OTHER INTANGIBLES, net .......................................         103,371          106,146

OTHER ASSETS, net .........................................................          11,108           10,058
                                                                                  ---------        ---------
                                                                                  $ 323,794        $ 305,934
                                                                                  =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .....................................................       $  17,014        $  11,430
     Accrued royalties ....................................................          15,311           10,589
     Accrued expenses and other ...........................................          18,726           10,973
     Current portion of long-term debt ....................................           2,952           23,746
                                                                                  ---------        ---------
         Total current liabilities ........................................          54,003           56,738
                                                                                  ---------        ---------

LONG-TERM DEBT:
     Convertible subordinated notes .......................................         100,000          100,000
     Other long-term debt .................................................           9,216           11,850
                                                                                  ---------        ---------
         Total long-term debt .............................................         109,216          111,850
                                                                                  ---------        ---------

MINORITY INTEREST .........................................................           1,681              914
                                                                                  ---------        ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 shares
        authorized, no shares issued or outstanding .......................            --               --
     Common stock, $.01 par value, 25,000,000 shares authorized, 16,924,754
        and 16,423,238 shares issued and outstanding, respectively ........             169              164
     Additional paid-in capital ...........................................          94,748           91,974
     Accumulated other comprehensive income (loss) ........................          (1,633)           1,682
     Retained earnings ....................................................          65,610           42,612
                                                                                  ---------        ---------
         Total shareholders' equity .......................................         158,894          136,432
                                                                                  ---------        ---------
                                                                                  $ 323,794        $ 305,934
                                                                                  =========        =========

                 The accompanying notes are an integral part of
                        these consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.
                      UNAUDITED CONSOLIDATED STATEMENTS OF
              OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED JUNE 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three Months Ended        Nine  Months Ended
                                                             June 30                   June  30
                                                       --------------------     ----------------------
                                                         1999        1998         1999          1998
                                                       --------   ---------     ---------    ---------
Sales:
     Collectibles .................................   $  63,807    $  42,815    $ 156,113    $  92,008
     Apparel and souvenirs ........................      35,434       33,102       89,863       78,727
     Other ........................................       2,283          876        6,042        2,131
                                                      ---------    ---------    ---------    ---------
         Net sales ................................     101,524       76,793      252,018      172,866

Cost of sales .....................................      60,687       47,265      155,452      108,120
                                                      ---------    ---------    ---------    ---------

Gross profit ......................................      40,837       29,528       96,566       64,746
                                                      ---------    ---------    ---------    ---------

Operating expenses:
     Selling, general and administrative expenses .      18,277       13,215       48,977       31,950
     Non-recurring charge for litigation settlement        --           --           --            950
     Amortization of goodwill and other intangibles       1,603        1,281        4,561        2,971
                                                      ---------    ---------    ---------    ---------
         Total operating expenses .................      19,880       14,496       53,538       35,871
                                                      ---------    ---------    ---------    ---------

Income from operations ............................      20,957       15,032       43,028       28,875
                                                      ---------    ---------    ---------    ---------

Other income (expense):
     Interest income and other, net ...............         555        1,231        1,901        1,695
     Interest expense .............................      (1,615)      (1,928)      (5,342)      (3,416)
                                                      ---------    ---------    ---------    ---------
         Total other income (expense) .............      (1,060)        (697)      (3,441)      (1,721)
                                                      ---------    ---------    ---------    ---------
Income before income taxes and minority interest ..      19,897       14,335       39,587       27,154
Minority interest in earnings .....................        (613)         (88)      (1,257)         (88)
                                                      ---------    ---------    ---------    ---------
Income before provision for income taxes ..........      19,284       14,247       38,330       27,066
Provision for income taxes ........................      (7,714)      (5,699)     (15,332)     (10,826)
                                                      ---------    ---------    ---------    ---------

NET INCOME ........................................   $  11,570    $   8,548    $  22,998    $  16,240
                                                      ---------    ---------    ---------    ---------

Other comprehensive income (expense) net of tax:
     Foreign currency translation adjustment ......      (1,504)        --         (3,314)        --
                                                      ---------    ---------    ---------    ---------

COMPREHENSIVE INCOME ..............................   $  10,066    $   8,548    $  19,684    $  16,240
                                                      =========    =========    =========    =========

NET INCOME PER COMMON SHARE:
     Basic ........................................   $    0.68    $    0.53    $    1.37    $    1.01
                                                      =========    =========    =========    =========
     Diluted ......................................   $    0.64    $    0.50    $    1.33    $    0.98
                                                      =========    =========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic ........................................      16,895       16,195       16,743       16,093
                                                      =========    =========    =========    =========
     Diluted ......................................      19,297       18,766       19,165       16,627
                                                      =========    =========    =========    =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                              1999         1998
                                                                           ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................................   $  22,998    $  16,240
     Adjustments to reconcile net income to
        net cash provided by operating activities:
     Depreciation and amortization .....................................      16,359        7,845
     Undistributed earnings to minority shareholders ...................         961           88
     Change in assets and liabilities, net of businesses acquired:
         Accounts receivable ...........................................     (16,830)      (9,014)
         Inventories ...................................................         183      (13,186)
         Prepaid royalties .............................................      (3,873)         135
         Prepaid expenses and other assets .............................      (1,003)        (748)
         Accounts payable ..............................................       3,580        2,717
         Accrued royalties .............................................       4,723        3,404
         Accrued expenses and other ....................................       7,326        6,435
                                                                           ---------    ---------
              Net cash provided by operating activities ................      34,424       13,916
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ................................     (19,187)     (14,248)
     Proceeds from sale of equipment ...................................         155          383
     Acquisition of businesses and other intangibles, less cash acquired      (3,366)     (34,824)
                                                                           ---------    ---------
              Net cash used in investing activities ....................     (22,398)     (48,689)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on line of credit ......................................        --          9,600
     Payments on line of credit ........................................         (45)      (9,600)
     Net proceeds from issuance of common stock
        upon exercise of stock options .................................       3,823        1,362
     Payments on long-term debt ........................................     (23,799)      (6,400)
     Issuance of convertible subordinated notes ........................        --        100,000
     Payments for offering-related expenses ............................        --         (3,500)
     Collections on notes receivable ...................................         604           32
                                                                           ---------    ---------
              Net cash provided by (used in) financing activities ......     (19,417)      91,494
                                                                           ---------    ---------

     Effect of exchange rate changes on cash and cash equivalents ......        (300)        --
                                                                           ---------    ---------

     Net change in cash and cash equivalents ...........................      (7,691)      56,721
     Cash and cash equivalents, beginning of period ....................      60,867       29,318
                                                                           ---------    ---------
     Cash and cash equivalents, end of period ..........................      53,176    $  86,039
                                                                           =========    =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


(1)  INTERIM FINANCIAL REPORTING

    The accompanying unaudited consolidated financial statements for Action Performance Companies, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the nine-month period ended June 30, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 1999. Certain prior period amounts have been reclassified to conform to the June 30, 1999 presentation. These financial statements should be read in conjunction with the Company's Form 10-K/A for the fiscal year ended September 30, 1998.

(2)  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board. The adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations. At June 30, 1999, the Company's accumulated other comprehensive income (loss) balance consisted of cumulative foreign currency translation adjustments of approximately $(1,633,000).

(3)  SUPPLEMENTAL CASH FLOW INFORMATION

    The supplemental cash flow disclosures and non-cash transactions for the nine-month periods ended June 30, 1999 and 1998 are as follows (in thousands):

                                                                  1999      1998
                                                                -------   -------
Supplemental disclosures:
     Interest paid ..........................................   $ 4,166   $ 1,376
     Income taxes paid ......................................     7,764     6,304

Non-cash transactions:
     Common stock issued in connection with license agreement      --       1,000
     Debt and liabilities incurred or assumed in acquisitions     4,048    17,637
     Sale of equipment for notes receivable .................      --          35
     Assets acquired under note .............................       111     2,957

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

     On November 23, 1998, the Company acquired Tech 2000 Worldwide, Inc.
("Tech 2000"), a privately held Internet company, through a merger of Tech 2000 and Action Interactive, Inc., a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company issued 137,925 shares of its restricted common stock in exchange for all of the issued and outstanding common stock of Tech 2000. The transaction has been accounted for as a pooling of interests. Prior period financial statements have not been restated because Tech 2000's historical operating results and financial position are not material in relation to the Company's operating results and financial position.

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

(7)  SUBSEQUENT EVENTS

     On July 6, 1999, the Company's wholly owned subsidiary goracing.com, inc. filed a registration statement with the Securities and Exchange Commission for an initial public offering of its Class A common stock. goracing.com, inc. plans to raise approximately $80.0 million in the offering and to use the proceeds to
(i) promote the goracing network and expand sales and marketing activities; (ii) add online content, community features, and e-commerce opportunities to its network; (iii) hire management and other personnel; (iv) enhance its technology, software, and infrastructure; (v) enter into strategic alliances and acquisitions; (vi) repay to the Company $2.0 million of certain incurred costs; and (vii) provide working capital. The Company will continue to own more than 80% of the shares of goracing.com, inc. after the offering.

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

              Acquisitions                          Date                          Business
-------------------------------------------        ------         --------------------------------------------
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

Assets related to sales of merchandise             Dec-97         Markets and distributes licensed motorsports
licensed by NASCAR driver                                         apparel and souvenirs; trackside sales
Rusty Wallace (the "Rusty Wallace
Acquisition")

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

Goodsports Holdings Pty Ltd. ("Goodsports")        Jan-99         Markets and distributes licensed Formula
                                                                  One apparel and related products

     The Company markets its products to approximately 11,500 specialty retailers throughout the world either directly or through its wholesale distributor network; to motorsports enthusiasts directly through its Racing Collectables Clubs of America (the "Collectors' Club"), which currently has approximately 166,000 members; via electronic commerce through its "goracing.com" web site; and through mobile trackside souvenir stores, promotional programs for corporate sponsors, and fan clubs. The Company also distributes certain of its products to mass retailers through its in-house sales force and wholesale distributors. In addition, the Company has a license agreement with Hasbro, Inc. ("Hasbro"), a multi-billion dollar toy and game manufacturer, covering the exclusive sale by Hasbro of a line of motorsports-related products in the mass-merchandise market. In July 1999, the company's goracing.com, inc. subsidiary filed a registration statement for an initial public offering of its Class A common stock. goracing.com, inc. plans to use the proceeds of the offering to expand its Internet network and e-commerce sales. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                                             Three Months Ended              Nine Months Ended
                                                                  June 30                         June 30
                                                        ---------------------------     ----------------------------
                                                            1999           1998            1999             1998
                                                        -----------     -----------     -----------      -----------
                                                        (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
Sales:
     Collectibles ..............................            62.8%           55.8%           61.9%           53.3%
     Apparel and souvenirs .....................            35.0            43.1            35.7            45.5
     Other .....................................             2.2             1.1             2.4             1.2
                                                        -----------     -----------     -----------      -----------
        Net sales ..............................           100.0           100.0           100.0           100.0
Cost of sales ..................................            59.8            61.5            61.7            62.5
                                                        -----------     -----------     -----------      -----------
Gross Profit ...................................            40.2            38.5            38.3            37.5
Selling, general and administrative expenses ...            18.0            17.2            19.4            18.6
Settlement costs ...............................              --              --              --             0.5
Amortization of goodwill and other intangibles .             1.6             1.7             1.8             1.7
                                                        -----------     -----------     -----------      -----------
Income from operations .........................            20.6            19.6            17.1            16.7
Interest income (expense) and other, net .......            (1.0)           (0.9)           (1.4)           (1.0)
                                                        -----------     -----------     -----------      -----------
Income before income taxes and minority interest            19.6            18.7            15.7            15.7
Minority interest in earnings ..................            (0.6)           (0.1)           (0.5)           (0.1)
Provision for income taxes .....................            (7.6)           (7.5)           (6.1)           (6.2)
                                                        -----------     -----------     -----------      -----------
Net income .....................................            11.4%           11.1%            9.1%            9.4%
                                                        ===========     ===========     ===========      ===========

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

     Net sales increased 32.2% to $101.5 million for the three months ended
June 30, 1999 from $76.8 million for the three months ended June 30, 1998. The Company attributes the improvement in sales during the third quarter of fiscal 1999 primarily to (i) revenue from the Company's acquisitions during the third and fourth quarter of fiscal 1998 and the first two quarters of fiscal 1999;
(ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of die-cast collectible goods, apparel, and souvenirs; (iii) sales of the Company's products via its e-commerce solution, "Speedmall," which commenced operations on the Company's "goracing.com" internet web site in February 1999; and (iv) an increase in membership in the Collectors' Club to approximately 166,000 members at June 30, 1999 from approximately 138,000 members at June 30, 1998.

     Gross profit increased to $40.8 million in the third quarter of fiscal 1999 from $29.5 million in the third quarter of fiscal 1998, representing 40.2% and 38.5% of net sales, respectively. The increase in gross profit as a percentage of net sales resulted from increased sales of die-cast collectible products, which typically provide higher margins than sales of the Company's apparel and souvenir products.

     Selling, general and administrative expenses increased to $18.3 million in the three-month period ended June 30, 1999 from $13.2 million in the three-month period ended June 30, 1998, representing 18.0% and 17.2% of net sales, respectively. The increase in such expenses as a percentage of sales resulted primarily from costs associated with the operation and development of the Company's "goracing.com" web site.

      Amortization of goodwill and other intangibles increased to $1.6 million for the three-month period ended June 30, 1999 from $1.3 million for the three-month period ended June 30, 1998. The increase in amortization of goodwill and other intangibles is related to the acquisitions made during the second, third, and fourth quarters of fiscal 1998 and the second quarter of fiscal 1999, as well as various long-term license agreements. The Company recorded goodwill and other intangibles of $34.5 million in connection with the acquisitions completed during the second, third, and fourth quarters of fiscal 1998 and the second quarter of fiscal 1999. The Company recorded an additional $1.4 million in other intangibles during the third quarter of fiscal 1999 in connection with long-term license and endorsement agreements. The Company is amortizing the goodwill and other intangibles over periods of 3 to 25 years.

      The change in interest income (expense) and other, net, was primarily attributable to a decrease in interest income earned on the remaining proceeds from the convertible subordinated notes issued in March 1998.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1998

      Net sales increased 45.8% to $252.0 million for the nine months ended
June 30, 1999 from $172.9 million for the nine months ended June 30, 1998. The Company attributes the improvements in sales during the first three quarters of fiscal 1999 primarily to (i) revenue from the acquisitions completed during fiscal 1998 and the first six months of fiscal 1999; (ii) the Company's ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of die-cast collectible goods, apparel, and souvenirs; (iii) sales of the Company's products via its e-commerce solution, "Speedmall," which commenced operations on the Company's "goracing.com" internet web site in February 1999; and (iv) an increase in membership in the Company's Collectors' Club to approximately 166,000 members at June 30, 1999 from approximately 138,000 members at June 30, 1998.

      Gross profit increased to $96.6 million in the nine months ended June
30, 1999 from $64.7 million in the nine months ended June 30, 1998, representing 38.3% and 37.5% of net sales, respectively. The increase in gross profit as a percentage of net sales resulted from increased sales of die-cast collectible products, which typically provide higher margins than sales of the Company's apparel and souvenir products. Sales of die-cast collectibles grew to 61.9% of net sales in the nine months ended June 30, 1999 from 53.3% for the nine-month period ended June 30, 1998.

      Selling, general and administrative expenses increased to $49.0 million in the nine-month period ended June 30, 1999 from $32.0 million in the nine-month period ended June 30, 1998, representing 19.4% and 18.6% of net sales, respectively. The increase in such expenses as a percentage of sales resulted primarily from the operation and development of the Company's e-commerce line of business through "Speedmall" at the "goracing. com" web site and costs associated with cross promotional programs completed during the first quarter of fiscal 1999.

      During the nine-month period ended June 30, 1998, the Company recorded a non-recurring charge of $950,000, or $0.03 per share, for the settlement of a pending lawsuit and related charges. This settlement represented 0.5% of net sales for the nine months ended June 30, 1998. There were no non-recurring charges in the nine-month period ended June 30, 1999.

      Amortization of goodwill and other intangibles increased to $4.6 million for the nine-month period ended June 30, 1999 from $3.0 million for the nine-month period ended June 30, 1998. The increase in amortization of goodwill and other intangibles is related to the acquisitions made during the second, third, and fourth quarters of fiscal 1998 and the first two quarters of fiscal 1999 as well as various long-term license agreements. The Company recorded goodwill and other intangibles of $34.5 million in connection with acquisitions completed during the second, third, and fourth quarters of fiscal 1998 and the second quarter of fiscal 1999. The Company recorded an additional $1.4 million in other intangibles during the third quarter of fiscal 1999 in connection with long-term license and endorsement agreements. The Company is amortizing the goodwill and other intangibles over periods of 3 to 25 years.

      The change in interest income (expense) and other, net, was primarily attributable to an increase in interest expense associated with the convertible subordinated notes issued in March 1998, which was partially offset by interest income on the remaining proceeds from the offering.

PRO FORMA RESULTS OF OPERATIONS

      The following table sets forth the unaudited pro forma income statement data of the Company for the nine-month period ended June 30, 1999 and 1998, giving effect to the Rusty Wallace Acquisition and the Revell Acquisition, as well as the acquisitions of Brookfield, Chase, MiniChamps, IPG, Tech 2000, and Goodsports, as if they had occurred on October 1, 1997, using the purchase method of accounting for business combinations, except for IPG and Tech 2000, which were accounted for as poolings of interest. The unaudited pro forma income statement data presented herein does not purport to represent what the Company's actual results of operations would have been had those acquisitions occurred on that date or to project the Company's results of operations for any future period.

                                        (in thousands, except per share data)
                                              For the Nine Months Ended
                                        -------------------------------------
                                          June 30, 1999        June 30, 1998
                                          -------------        -------------
                                           (Unaudited)          (Unaudited)
Net sales ..........................         $255,081            $198,373

Net income .........................           22,511              16,385(1)

Net income per common share, diluted         $   1.30(2)         $   0.98(1)

     (1)Excludes a non-recurring legal settlement charge of $950,000 or $0.03 per share

     (2)Includes the dilutive effect of the Company's convertible subordinated notes

     The pro forma results shown above do not account for efficiencies gained upon the consolidation of operations, including the elimination of duplicative functions and reduction of salaries expense and other related costs. The pro forma results of operations for the nine-month periods ended June 30, 1999 and 1998 reflect the amortization of goodwill and other intangibles arising from the acquisitions described above and include additional interest expense associated with any financing related to the acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital position increased to $102.5 million at June 30, 1999 from $86.9 million at September 30, 1998. The increase of $15.6 million is primarily attributable to cash flow from operations.

     Capital expenditures for the nine-month period ended June 30, 1999 totaled approximately $19.2 million, of which approximately $11.2 million was utilized for the Company's continued investment in tooling.

     During the nine-month period ended June 30, 1999, the Company issued 328,591 shares of Common Stock upon the exercise of stock options, resulting in total proceeds to the Company of approximately $3.8 million.

     On January 2, 1997, the Company issued an aggregate of $20.0 million principal amount of senior notes to three insurance companies (the "Senior Notes"). The Senior Notes bore interest at the rate of 8.05% per annum, and matured on January 2, 1999. On January 4, 1999, the Company repaid the Senior Notes.

     On March 24, 1998, the Company sold $100.0 million of 4 -3/4%
Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible, at the option of the holders, into shares of Common Stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 1998. The Notes mature on April 1, 2005. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined in the Notes. The Indenture governing the Notes does not limit or prohibit the incurrence of additional indebtedness, including senior indebtedness, by the Company or its subsidiaries. The Company, at its option, may redeem the Notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the Indenture governing the Notes. Upon the occurrence of a "change in control" or a "termination of trading," as defined in the Indenture, the holders of the Notes will have the right to require the Company to repurchase all or any part of such holders' Notes at 100% of their principal amount, plus accrued and unpaid interest. The net proceeds to the Company from the offering were approximately $96.5 million, after deducting offering expenses and the Initial Purchasers' discount of 3.0%.

     On August 5, 1998, the Company entered into an amended and restated credit agreement (the "Credit Facility") with First Union National Bank of North Carolina ("First Union"). The Credit Facility consists of a revolving line of credit for up to $20.0 million, which includes up to $5.0 million for standby letters of credit (the "Line of Credit") and a $30.0 million letter of credit/bankers' acceptance facility (the "Letter of Credit/BA Facility"). The Company did not have any outstanding borrowings under the Line of Credit as of June 30, 1999. The Company had outstanding purchase commitments of approximately $8.8 million under the Letter of Credit/BA Facility as of June 30, 1999. The Line of Credit bears interest, at the Company's option, at a rate equal to (i) the Alternate Base Rate (as described below) plus an applicable margin as defined in the credit agreement or (ii) LIBOR plus an applicable margin as defined in the credit agreement. The "Alternate Base Rate" under the Line of Credit is the greater of (a) the bank's publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined) plus 0.5%. The Line of Credit matures on April 1, 2001 with respect to the revolving line of credit portion of the Line of Credit, and on April 1, 2000 with respect to the standby letter of credit portion of the Line of Credit and the Letter of Credit/BA Facility, subject to extensions by First Union. The Credit Facility is guaranteed by certain of the Company's subsidiaries.

     On October 27, 1998, the Company acquired all of the outstanding stock of IPG in exchange of 35,000 shares of the Company's restricted common stock. IPG creates and develops promotional programs for corporate sponsors of motorsports.

     On November 23, 1998, the Company acquired Tech 2000, a privately held Internet company, through a merger of Tech 2000 and Action Interactive, Inc., a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company issued 137,925 shares of its restricted common stock in exchange for all of the issued and outstanding common stock of Tech 2000.

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

     On July 6, 1999, the Company's wholly owned subsidiary goracing.com, inc. filed a registration statement with the Securities and Exchange Commission for an initial public offering of its Class A common stock. goracing.com, inc. plans to raise approximately $80.0 million in the offering and to use the proceeds to (i) promote the goracing network and expand sales and marketing activities; (ii) add online content, community features, and e-commerce opportunities to its network; (iii) hire management and other personnel; (iv) enhance its technology, software, and infrastructure; (v) enter into strategic alliances and acquisitions; (vi) repay to the Company $2.0 million of certain incurred costs; and (vii) provide working capital. The Company will continue to own more than 80% of the shares of goracing.com, inc. after the offering.

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

YEAR 2000 COMPLIANCE

     During 1997, the Company commenced a program to install new computer software programs that are intended to integrate the Company's management information systems throughout its organizational structure, as well as to comply with Year 2000 requirements. As of the filing date of this Report, the installation program is approximately 95% complete. The Company currently is finalizing the installation of software programs, testing those programs, and converting existing data to the new systems. Following program installation, the Company will test the system as a whole and train users. The Company currently anticipates that the new software systems will be fully installed and tested in the third quarter of calendar 1999 and intends to commence using the new system at the beginning of the fourth calendar quarter of 1999 (the Company's first quarter of fiscal 2000). The Company believes that its new software system will comply with the Year 2000 requirements, and the Company currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of any of its systems to function properly beyond December 31, 1999.

     The Company has obtained Year 2000 compliance certificates with respect to its telephone equipment and systems. The Company currently is finalizing upgrades to and testing of its computer hardware and anticipates that all testing will be completed during August 1999.

     Computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which the Company's systems interface may not continue to properly interface with the Company's systems and may not otherwise be compliant on a timely basis with Year 2000 requirements. The Company has requested Year 2000 compliance certificates from its significant vendors and has received written or verbal confirmation of Year 2000 compliance from most of its critical vendors. The Company is in the process of contacting the remaining vendors to obtain confirmation of Year 2000 compliance from them. The Company's third-party manufacturers of die-cast, apparel, and other products do not rely heavily on computer-operated systems in their manufacturing processes. Accordingly, the Company does not believe that Year 2000 issues pose a significant risk with respect to the manufacture of its products. Because the Company's business typically does not generate a large volume of purchase orders for its products, the Company believes it could rely on non-automated ordering systems if its vendors' computer systems fail as a result of Year 2000 issues. Any failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance, however, could have a material adverse effect on the Company's business, financial condition, and operating results.

     In the event of widespread failure of its new systems or the systems of third parties as a result of Year 2000 issues, the Company currently believes that it could use its existing system with minor enhancements and workarounds on a short-term basis. As of the filing date of this Report, the Company has not formulated any contingency plans with respect to any longer term issues that may arise as a result of Year 2000 compliance issues, but intends to continue to monitor its Year 2000 preparedness and to develop contingency plans if it determines that such plans are warranted.



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

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)Exhibits
                  11.1     Computation of Basic Earnings Per Share
                  11.2     Computation of Diluted Earnings Per Share
                  27       Financial Data Schedule

         (b)Reports on Form 8-K

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

                       ACTION PERFORMANCE COMPANIES, INC.

Signature                             Capacity                       Date
---------                             --------                       ----

/s/ Fred W. Wagenhals        Chairman of the Board, President,   August 13, 1999
__________________________   and Chief Executive Officer
Fred W. Wagenhals            (Principal Executive Officer)

/s/ Christopher S. Besing    Vice President, Chief Financial     August 13, 1999
__________________________   Officer, Treasurer, and Director
Christopher S. Besing        (Principal Financial Officer)

/s/ David A. Husband         Vice President, Chief Accounting    August 13, 1999
__________________________   Officer
David A. Husband             (Principal Accounting Officer)

                                 EXHIBIT INDEX


Number                   Description
------                   -----------

11.1                     Computation of Basic Earnings Per Share.

11.2                     Computation of Diluted Earnings Per Share.

27                       Financial Data Schedule.