Form 10-K
period 1999-09-30
ACTION PERFORMANCE COMPANIES INC
filed 1999-12-29
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                    For fiscal year ended September 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by nonaffiliates of the registrant (14,983,545 shares) based on the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on December 20, 1999, was $138,597,791. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 20, 1999, there were outstanding 16,937,419 shares of registrant's Common Stock, par value $.01 per share.

Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       ACTION PERFORMANCE COMPANIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----



                                                          PART I


ITEM 1.           BUSINESS..................................................................................     1
ITEM 2.           PROPERTIES................................................................................    33
ITEM 3.           LEGAL PROCEEDINGS.........................................................................    33
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................    34

                                                          PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................    35
ITEM 6.           SELECTED FINANCIAL DATA...................................................................    36
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....    37
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................    46
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................    46
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......    46

                                                         PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................    46
ITEM 11.          EXECUTIVE COMPENSATION....................................................................    46
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................    46
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................    46

                                                          PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........................    47

SIGNATURES        ..........................................................................................    49


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................................................................   F-1


                          ----------------------------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2000 and thereafter; future products or product development; our product and distribution channel development strategies, particularly as they relate to the Internet; potential acquisitions or strategic alliances; the success of particular product or marketing programs; revenue generated as a result of licensing arrangements; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to us as of the filing date of this Report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Special Considerations."

                                     PART I

ITEM 1.    BUSINESS

                                  INTRODUCTION

         We are the worldwide leader in the design and sale of licensed motorsports collectible and consumer products. Our products include die-cast scaled replicas of motorsports vehicles, apparel (including t-shirts, hats, and jackets), and souvenirs. We also operate "goracing.com," which provides motorsports-related news and information, an online meeting place and community for motorsports fans, and an extensive e-commerce marketplace for motorsports-related die-cast collectibles, apparel, and souvenirs. We market our products under an extensive portfolio of license arrangements with various drivers, team owners, sponsors, sanctioning bodies, and others, including the following:

- NASCAR Winston Cup champions Dale Earnhardt, Jeff Gordon, Dale Jarrett, and Rusty Wallace, as well as NASCAR drivers Bobby Labonte, Tony Stewart, and Dale Earnhardt, Jr.;

- NASCAR team owners Robert Yates Racing, Richard Childress Racing Enterprises, Joe Gibbs Racing, and Dale Earnhardt, Inc.;

-        National Hot Rod Association, or NHRA, champions John Force and Kenny
         Bernstein;

- Formula One teams McLaren International Limited, Williams Grand Prix, and Benetton Formula 1 Ltd.;

- the National Association for Stock Car Auto Racing, or NASCAR, Championship Auto Racing Teams, or CART, World of Outlaws, and World Superbike; and

- race track operators such as Speedway Motorsports, Inc., the organizers of the Australian Grand Prix, and Silverstone Circuits Limited.

Third parties manufacture all of our motorsports collectibles and most of our apparel and souvenirs, generally utilizing our designs, tools, and dies. We screen print and embroider a portion of the licensed motorsports apparel that we sell.

         We market our products to approximately 11,500 specialty retailers throughout the world, either directly or through our wholesale distributor network; to motorsports enthusiasts directly through our Racing Collectibles Club of America, or "Collectors' Club", which had approximately 167,000 members as of September 30, 1999; through our e-commerce enabled Web sites located within our goracing.com network; and through mobile trackside souvenir stores, promotional programs for corporate sponsors, and fan clubs. We also distribute certain of our products to mass-market retailers through our in-house sales force and wholesale distributors. In addition, we have a license agreement with Hasbro, Inc., a multi-billion dollar toy and game manufacturer, under which Hasbro sells a line of motorsports-related products in the mass-merchandise market.

         Our products and other programs capitalize on the rapidly growing popularity of motorsports. See Item 1, "Our Business Industry Overview." We focus on developing long-term relationships with and we engage in comprehensive efforts to license the most popular drivers, team owners, and other personalities in each top racing category, their sponsors, car manufacturers, various sanctioning bodies, and others in the motorsports industry. We continually strive to strengthen our relationships with licensors and to develop opportunities to market innovative licensed collectible and consumer products that appeal to motorsports enthusiasts. We believe that our license agreements with top race car drivers and other motorsports personalities, teams, and sponsors significantly enhance the consumer appeal and marketability of our products. We also believe that we will be able to leverage our relationships to attract additional licensors in order to generate increased revenue for our company as well as increased earnings for the licensors.

         Historically, our business concentrated on designing and marketing die-cast collectibles featuring NASCAR Winston Cup drivers and vehicles. Since 1995, we have aggressively expanded our lines of die-cast collectibles to include replicas of motorsports vehicles from Formula One, NHRA drag racing, NASCAR's "Busch" and "Craftsman Truck" racing series, CART racing, United States Auto Club, or USAC racing, World of Outlaws sprint car racing, and motorcycle racing. In fiscal 1997, we began an aggressive program to expand our product offerings and distribution channels through a series of strategic acquisitions and licensing arrangements. The following table sets forth certain information with respect to those acquisitions, which represent an aggregate base purchase price, including assumed liabilities, of approximately $151.8 million.

             ACQUISITIONS(1)                       DATE                               BUSINESS
--------------------------------------------------------------------------------------------------------------
Sports Image, Inc.                            November 1996      Markets and distributes licensed motorsports
                                                                 apparel and souvenirs; trackside sales; Dale
                                                                 Earnhardt fan club

Motorsport Traditions Limited Partnership     January 1997       Markets and distributes licensed motorsports apparel and
 and Creative Marketing and Promotions,                          souvenirs; trackside sales
 Inc.

Robert Yates Promotions, Inc.                 July 1997          Markets and distributes licensed motorsports
                                                                 apparel and souvenirs; trackside sales

Image Works, Inc.                             July 1997          Manufactures and markets licensed motorsports
                                                                 apparel through the mass-merchandise markets

Motorsports collectibles product lines of     August 1997        Manufactures and markets licensed "mini-helmets"
   Simpson Products, Inc.                                        and other motorsports collectibles and souvenirs

Assets related to sales of merchandise        December 1997      Markets and distributes licensed motorsports
   licensed by NASCAR driver Rusty Wallace                       apparel and souvenirs; trackside sales

Assets related to motorsports                 December 1997      Manufactures and markets "Revell" licensed die-cast
   die-cast collectible product lines of                         collectibles; strategic alliance with Revell
   Revell-Monogram, Inc.                                         involving extensive product licensing and distribution
                                                                 arrangements

Brookfield Collectors Guild, Inc.             January 1998       Markets and distributes licensed motorsports
                                                                 collectibles and ensembles

Chase Racewear, L.L.C.                        May 1998           Licenses motorsports apparel and clothing accessories

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

Performance Plus Nutritional, L.L.C.          September 1998     Develops and markets driver-endorsed nutritional
                                                                 products, including vitamins, energy bars, and
                                                                 energy drinks

Intellectual Properties Group, Inc.           October 1998       Creates and develops promotional programs for
                                                                 corporate sponsors of motorsports

Tech 2000 Worldwide, Inc.                     November 1998      Operates the "goracing.com" Internet web site;
                                                                 designs, develops, implements, and maintains
                                                                 motorsports-related and other Internet web sites,
                                                                 including electronic commerce capabilities

Goodsports Holdings Pty Ltd.                  January 1999       Markets and distributes licensed Formula One
                                                                 apparel and related products

Fantasy Sports Enterprises, Inc.              October 1999       Develops and operates "fantasy" auto racing and
                                                                 other sports-related games

-----------------

(1) The acquisitions listed consist of (a) the purchase of assets of Sports Image, Inc.; (b) the purchase of assets of Motorsport Traditions Limited Partnership and the stock of Creative Marketing and Promotions, Inc. (together, "Motorsport Traditions"); (c) the purchase of stock of Robert Yates Promotions, Inc., or RYP; (d) the purchase of assets of Image Works, Inc.; (e) the purchase of motorsports collectibles-related assets of Simpson Products, Inc., or Simpson; (f) the purchase of assets related to sales of merchandise licensed by Rusty Wallace (the "Rusty Wallace acquisition"); (g) the purchase of assets from Revell-Monogram, Inc.; (h) the purchase of assets from Brookfield Collectors Guild, Inc.; (i) the acquisition of 80% of the membership interests of Chase Racewear, L.L.C.; (j) the acquisition of an 80% interest in Paul's Model Art, GmbH, MiniChamps, GmbH, Lang Miniaturen, GmbH, and Spielwaren Danhausen, GmbH (collectively "MiniChamps"); (k) the acquisition of 58% of the membership interests of Performance Plus Nutritional, L.L.C.; (l) the purchase of stock of Intellectual Properties Group, Inc., or IPG; (m) the purchase of stock of Tech 2000 Worldwide, Inc., which is now part of goracing.com, inc.; (n) the purchase of stock of Goodsports Holdings Pty. Ltd.; and (o) the purchase of assets of Fantasy Sports Enterprises, Inc.

         We pursue a strategy designed to enhance our leadership position in the motorsports collectible and consumer products industry. Key aspects of this strategy include (a) continuing to enhance our existing products and introduce new products and services that appeal to racing enthusiasts, (b) expanding and strengthening our licensing arrangements, (c) developing promotional programs for corporate sponsors, (d) strengthening and expanding our existing and identifying new distribution channels, (e) developing the goracing.com network as a leading online destination for motorsports fans, and (f) pursuing strategic alliances and acquisitions.

         Our company was incorporated in Arizona in 1992. Our principal executive offices are located at 4707 East Baseline Road, Phoenix, Arizona 85040, and our telephone number is (602) 337-3700. All references to our business operations in this Report include the operations of Action Performance Companies, Inc. and our subsidiaries and operating divisions.

                                  OUR BUSINESS

INDUSTRY OVERVIEW

         Motorsports racing consists of several distinct segments, each with its own organizing bodies and events. The largest segment in the United States, in terms of attendance and media exposure, is stock car racing, which is dominated by NASCAR. The other principal segments in the United States are

         -        drag racing, with NHRA the most prominent organizing body;

         - open wheel racing, controlled by CART and the Indy Racing League, or IRL;

         - dirt track racing, which includes the World of Outlaws and USAC;

         - sports car racing, which includes the United States Road Racing Championship and the American Le Mans Series; and

         -        motorcycle racing, which includes the American Motorcycle
                  Association.

         Internationally, the Federation Internationale de l'Automobile governs the Formula One Grand Prix championship as well as Formula 3000, GT, World
Rally Championships, and other popular motorsports series. Formula One racing uses handcrafted, open-wheeled cars that look similar to Indy racers but are the most technologically advanced and expensive racing vehicles in the world. The Federation Internationale de Motocyclisme governs the World Championship Grand Prix, Superbike World Championship, and other motorcycle racing events throughout the world.

         More than 17.1 million fans attended racing events in North America during 1998, according to the Goodyear Racing Attendance Report, compared with 1998 attendance for the National Football League at 15.4 million fans and the National Basketball Association at 20.4 million fans. Television reach is also substantial. According to Nielson Media Research reports, NASCAR's televised events alone attracted an aggregate of 287 million estimated viewers in 115 million households in 1998. Nielsen also reports household viewership of NASCAR's televised Winston Cup events in the first six months of 1999 increased 15% from the first six months of 1998. CART reported that approximately 22.6 million U.S. households tuned in to the 20 CART races during 1999, a 5.8% increase over the 21.4 million households that tuned in to the 19-race season in 1998. Motorsports coverage currently is provided by broadcast and cable television networks, including NBC, ABC, CBS, ESPN, TBS, TNN, and Speedvision, a motorsports cable network, in addition to regional sports networks. In November 1999, NASCAR entered into a six-year contract valued at more than $400 million per year with NBC, Fox, and

TBS for broadcast coverage of NASCAR Winston Cup races beginning in 2001. Internationally, Formula One events are broadcast worldwide to approximately 130 countries.

         Since 1996, new speedways have been opened in the Los Angeles, Dallas/Ft. Worth, Las Vegas, and Chicago metropolitan areas. Additional speedways have been announced for the New York, Kansas City, and Denver metropolitan areas. These new speedways are bringing NASCAR, CART, and other major motorsports events to new geographic markets with much larger population bases than many of the traditional NASCAR venues located in the southeastern United States. We believe that the expansion of major motorsports events into these previously untapped markets will stimulate continued growth in the motorsports industry, exposing the sport to new racing fans who will seek products, services, and information related to their favorite drivers, teams, and racing series.

         Large corporate advertisers have recognized the growing popularity of motorsports. According to NASCAR, more than 70 of the Fortune 500 companies utilize motorsports sponsorship or other motorsports-related activities as part of their marketing strategies. The IEG Sponsorship Report indicates that corporate sponsors were expected to spend an estimated $1.2 billion, or 24% of all sports sponsorship dollars, on motorsports marketing programs in the United States in 1999. The Wall Street Journal reported that Formula One attracts more than $750 million per year from sponsors. The increasing popularity of motorsports in the United States and abroad also has created significant demand for a variety of race-related merchandise and souvenirs. For example, NASCAR indicated that total NASCAR-related merchandise sales, which includes various product categories in addition to the types of products we sell, increased from approximately $80 million in 1990 to approximately $950 million in 1998. This report estimated that total NASCAR-licensed product retail sales would increase to approximately $1.1 billion in 1999. We believe that the worldwide market for motorsports-related merchandise is substantially larger than NASCAR-licensed product retail sales, and that there has been a lack of availability of merchandise related to other popular racing series, such as Formula One and CART.

GROWTH STRATEGY

         We pursue a strategy designed to continue our leadership position in the motorsports collectible and consumer products industry and to provide top race car drivers and other licensors with a broad range of revenue-producing opportunities throughout their careers. Key aspects of this strategy include the following:

Enhancing Existing and Introducing New Products

         We continually seek to enhance our existing products and to introduce new products designed to appeal to enthusiasts of every major racing series. During the last several years, we have expanded our lines of die-cast collectibles to include Formula One, NHRA drag racing, CART, NASCAR's "Busch" and "Craftsman Truck" racing series, World of Outlaws, and other racing series. We continually expand our product offerings by developing and introducing new lines of collectible products, such as the higher-priced "Elite" series of die-cast collectibles, which feature detailed equipment such as spark plug wires, braided hoses, and realistic suspension systems. We also have expanded our consumer product offerings to include licensed motorsports apparel, souvenirs, and other consumer products. In addition, we participate in the retail mass-merchandise market through a license agreement with Hasbro, under which Hasbro manufactures and markets, with our assistance, a line of motorsports products that do not compete with our core products.

         We believe that our ongoing investment in tooling enables us to produce die-cast products of higher quality and detail than those produced by our competitors. We have invested more than $40.0 million in our proprietary tooling, which contributes significantly to the quality of our products and is critical to imparting the high level of detail and quality that collectors demand. We intend to continue investing in our proprietary tooling in order to upgrade and expand existing product lines and to add new products. We strive to enhance the demand for and to increase the value of our collectible products by offering limited numbers of each item.

Expanding and Strengthening Licensing Arrangements

         We focus on expanding and strengthening our relationships with existing licensors as well as entering into licensing arrangements with additional motorsports personalities in order to further solidify our position as the leader in the motorsports marketplace. We believe that our licensing arrangements with top race car drivers (including Dale Earnhardt, Jeff Gordon, Rusty Wallace, Dale Jarrett, John Force, Tony Stewart, and Bobby Labonte), car owners, manufacturers, sanctioning bodies, race track operators, and corporate sponsors provide us with a competitive advantage. These licensing arrangements enable us to manufacture and distribute distinctive collectibles and other products to the growing market of motorsports enthusiasts.

Developing Corporate Promotional Programs

         We provide complete marketing services to create corporate promotional programs for large corporate sponsors. Promotional programs typically involve special productions of our licensed die-cast replicas, apparel, souvenirs, or other consumer products to increase brand awareness and name recognition of the corporate sponsor. We successfully completed large-scale promotional programs featuring Coca-Cola during the first quarter of fiscal 1999 and additional large-scale programs featuring Pepsi-Cola and the "Star Wars: Episode 1 - The Phantom Menace" motion picture, DC Comics and "Superman," Harley Davidson motorcycles, and Home Depot in partnership with Habitat for Humanity during calendar 1999. We plan to expand our efforts to develop promotional programs and we continually engage in discussions to develop additional programs with major corporate sponsors.

Strengthening and Expanding Our Existing and Identifying New Distribution
Channels

         We plan to continue to strengthen and expand our existing distribution channels and to identify new distribution channels. Beginning in fiscal 1997, we significantly broadened and strengthened our distribution channels through acquisitions and internal development. In addition to our wholesale distribution network and direct sales to motorsports enthusiasts through our Collectors' Club, our distribution channels now include

         -        mobile trackside souvenir stores,

         -        fan clubs,

         -        our e-commerce enabled Web sites on the goracing.com network,

         -        direct sales to corporate sponsors and race track operators,

         - mass merchandising channels for our licensed motorsports apparel and other products through large retailers, such as Wal-Mart, K-Mart, and Target, and

         - catalog merchandising programs targeted at corporate motorsports sponsors.

         As a result of the acquisition of MiniChamps in fiscal 1998, we now utilize MiniChamps' international wholesale distribution network to sell our products throughout the world. In addition, our license agreement with Hasbro has provided us with a source of licensing revenue from the mass-merchandise market without committing substantial resources to manufacturing and marketing activities. We believe that targeting products to specific market niches, distributing our products through the distribution channels of major corporate sponsors of motorsports, distributing our products in international markets, and our e-commerce initiatives will represent increasingly important distribution channels in the future.

         In October 1999, we announced a strategic reduction in the number of our domestic wholesale distributors as part of our effort to strengthen our distribution system. We reduced the number of domestic distributors as part of our ongoing strategy to streamline our distribution network by retaining those distributors with the most extensive dealer networks, the most strategic geographic territories, the greatest ability to carry our complete product line, and the proper controls to minimize sales of our products through unauthorized channels.

We plan to continue to develop opportunities to streamline and enhance our existing distribution channels, identify and develop or acquire new distribution channels, and cross-market our products through all of our distribution channels in the future.

Develop the goracing.com Network as a Leading Online Destination for Motorsports Fans

         We intend to continue to develop goracing.com as a leading destination on the Internet for motorsports fans around the world in order to maximize our e-commerce opportunities. Our strategy to achieve this goal involves the following elements:

         - Take advantage of our relationships with drivers, team owners, and sponsors by arranging to have them endorse and promote the goracing.com network to increase fan awareness and increase traffic on the goracing.com network;

         - Continue to offer new products and expand goracing's e-commerce offerings to include third-party suppliers' products and services that appeal to our focused audience of motorsports fans;

         - Concentrate on internal development and explore opportunities for strategic alliances and acquisitions in order to expand goracing's motorsports-related content, take advantage of new Internet technologies and capabilities, and add to goracing's community features;

         - Develop sponsorship and advertising programs with new and existing sponsors of motorsports events;

         - Expand the goracing.com network internationally to leverage our experience in the U.S. motorsports industry. We intend to expand our international online presence by developing relationships with additional international drivers, teams, sponsors, and racing series in order to offer additional products and services that appeal to the international market; expanding goracing's coverage of international racing news, events, and information; and offering news, information, and products that feature U.S. motorsports to the international market.

Pursuing Strategic Alliances and Acquisitions

         We seek to enter into strategic alliances and to acquire existing businesses that we believe will enable us to introduce new products or expand our product lines, to leverage or expand our licensing arrangements, or to improve our distribution channels. In evaluating a potential strategic alliance or a proposed acquisition candidate, we analyze the potential synergies that the alliance or acquisition candidate can provide; the strength of the alliance partner's or acquisition candidate's product lines, license rights, marketing capabilities, manufacturing capacities, distribution channels, or management team; and the potential opportunities presented by the alliance or acquisition.

PRODUCTS AND SERVICES

Die-Cast Scaled Replica Vehicles

         We design and market scaled replicas of motorsports-related vehicles that are constructed using die-cast bodies and chassis with free-spinning wheels and tires. We design our die-cast replicas as high-quality collectible items and not as toys We market our die-cast racing collectibles under approximately 300 active licenses with race car drivers, team owners, and sponsors as well as under license agreements with NASCAR, CART, Ford Motor Company, several divisions of General Motors Corp., and others. The die-cast collectibles that we offer relate to NASCAR Winston Cup, "Busch," and "Craftsman Truck" racing series; Formula One; NHRA drag racing; GT and other sports car racing; USAC racing; and "World of Outlaws" sprint car racing. We also produce die-cast replicas of certain factory production cars. Our die-cast collectibles consist primarily of the following:

          -------------------------------- ---------------------------------------- ----------------------
                       SCALE                               PRODUCT                    APPROXIMATE SIZE
          -------------------------------- ---------------------------------------- ----------------------
                    1:12                   Racing Vehicles                                  15 inches
          -------------------------------- ---------------------------------------- ----------------------
                    1:16                   Pit Wagons                                        7 inches
          -------------------------------- ---------------------------------------- ----------------------
                    1:18                   Racing Vehicles                                  11 inches
          -------------------------------- ---------------------------------------- ----------------------
                    1:24 and 1:25          Racing Vehicles                                   8 inches
          -------------------------------- ---------------------------------------- ----------------------
                    1:24 and 1:25          Dually Trucks with Trailers                      26 inches
          -------------------------------- ---------------------------------------- ----------------------
                    1:32                   Racing Vehicles                                   6 inches
          -------------------------------- ---------------------------------------- ----------------------
                    1:43                   Racing Vehicles and Production Cars               5 inches
          -------------------------------- ---------------------------------------- ----------------------
                    1:64                   Racing Vehicles                                   3 inches
          -------------------------------- ---------------------------------------- ----------------------
                    1:64                   Vehicle Transporters                             13 inches
          -------------------------------- ---------------------------------------- ----------------------
                    1:96                   Vehicle Transporters                              9 inches
          -------------------------------- ---------------------------------------- ----------------------
                    1:8                    Pedal Cars                                       10 inches
          -------------------------------- ---------------------------------------- ----------------------
                    1:9                    Racing Motorcycles                               23 inches
          -------------------------------- ---------------------------------------- ----------------------

         Our die-cast replicas typically range in price at retail from approximately $10.00 to $99.00 per item, depending on size, type of vehicle, and level of detail. A 1:24th scale replica of an actual racing vehicle typically retails for $45.00. Certain of our more highly detailed die-cast collectibles retail for as much as $400.00. We offer our die-cast collectibles primarily through our wholesale distributor network to specialty retailers, through our Collectors' Club, our e-commerce Web sites, and our mobile trackside stores, and through corporate promotional programs. See Item 1, "Our Business - Sales and Distribution."

         We enhance the collectible value and appeal of our products through various measures. These measures include (a) designing die-cast collectibles that include features that are not offered by our competitors; (b) limiting the quantities of each collectible item that we produce and sell; (c) specifying, on certain products themselves and on the packaging material of certain other die-cast collectibles, the quantity of that limited-edition item actually produced; (d) offering certain items only through our Collectors' Club; and (e) designing and developing new packaging concepts to improve the display of each collectible item.

Motorsports Consumer Products

         We market various licensed motorsports apparel, souvenirs, and other consumer products, including t-shirts, jackets, hats, coffee mugs, pins, key chains, knives, coolers, and tote bags. Each of the motorsports consumer products generally features the name, likeness, and car number of a popular race car driver. We continually seek licenses with additional drivers and other motorsports licensors, and we continually develop new motorsports consumer products.

         Our licensed motorsports apparel items utilize unique and creative designs that are printed or applied to high-quality shirts, hats, jackets, and other products. We design and sell our motorsports apparel products in sizes ranging from infant to youth to men's and women's adult sizes.

         We design our motorsports consumer products primarily for distribution through retail outlets, mobile trackside stores, our e-commerce Web sites, and promotional programs with corporate sponsors of racing teams and racing events. See Item 1, "Our Business - Sales and Distribution."

Other Motorsports Collectible and Specialty Items

         In addition to our extensive line of collectible die-cast replicas of racing vehicles, we design and market an increasing variety of other motorsports collectible and specialty products. These products include the following:

         -        1:43 and 1:18 scale plastic driver figurines;

         - 1:12, 1:8, 1:4 and 1:3 scale miniature replica helmets with padded interiors, flip-up visors, and plastic display cases;

         - 1:24 scale replicas of racing vehicles made from 26% lead crystal, which feature laser-engraved graphics and engine details formed out of crystal; and

         - limited edition art prints featuring popular drivers and racing themes.

The goracing.com Network

         Our goracing.com network offers a broad range of news, information, and features and serves as the online home to our e-commerce enabled Web sites, various racing associations, driver fan clubs, race tracks, and other motorsports-related Web sites. The goracing.com network consists of a variety of motorsports-related Web sites that we develop, operate, and maintain.

         Motorsports News and Information. goracing provides a timely, comprehensive, and worldwide online source for news and information about the world of motorsports. The goracing.com network is the official online home to some of the most influential organizations in motorsports. We believe that goracing's up-to-date news and other information encourage visitors to return regularly to the network. goracing's field reporters cover races and events throughout the motorsports community and produce original stories and event coverage that are exclusive to the goracing.com network. goracing also obtains news and information from editorial staffs of other Web sites in the goracing.com network. goracing supplements its motorsports news with stories from the news wire services.

         The goracing Community. The goracing.com network offers an online community where motorsports fans can

         - interact in chat rooms with other motorsports fans that have similar interests,

         -        participate in chats with motorsports celebrities,

         -        join their favorite drivers' fan clubs,

         -        track the value of and trade their collectibles,

         -        participate in online auctions, and

         - play games and participate in online contests and promotions related to motorsports.

We believe the traffic generated by these unique features and services will lead to increased sales on the goracing.com network and makes the network an attractive advertising medium for providers of motorsports and automotive products and services.

         Motorsports E-Commerce. We intend to capitalize on the unique capabilities of the Internet to maximize the buying potential of our online audience. In February 1999, we launched our e-commerce initiative on the goracing.com network. Our Action Collectibles Store, Action Apparel Store, and Racing Collectables Club of America Store sell selected lines of our licensed die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs online.

         goracing's operating infrastructure and technology can track the usage patterns for each visitor to our e-commerce Web sites, allowing us to target promotions and cross-sell products to repeat visitors. This highly personalized approach to selling takes advantage of the Internet's unique capabilities to structure the presentation of products and information around the characteristics of a specific audience. We believe this use of technology will provide a much more personalized shopping experience than more traditional distribution channels, such as catalogs. Personalized selling also will allow us to suggest products and potentially create sales that might not otherwise take place.

         Motorsports fans who visit goracing.com also can access SpeedMall, our online shopping mall that is dedicated to motorsports and automotive products and services. SpeedMall includes e-commerce enabled Web sites of other motorsports and automotive-related entities that utilize the traffic generated by the goracing network to sell their products and services online. Third-party SpeedMall tenants pay us fees under a variety of arrangements, including fees based on the amount of traffic the tenant receives on a per click-through basis or a percentage of revenue that the tenant receives from sales generated by traffic from SpeedMall.

         Online Advertising and Sponsorships. Advertising on the goracing.com network generated less than 1% of our revenue during the year ended September 30, 1999. We believe that selling sponsorships and advertisements on the goracing.com network represents a significant opportunity for future revenue growth. We plan to increase sales of various advertising and sponsorship packages on the goracing.com network in the future.

Corporate Promotional Programs

         We provide comprehensive marketing services designed to create corporate promotional programs for large corporate sponsors that advertise in motorsports, as well as companies that have not previously advertised in motorsports. Many corporations sponsor racing vehicles or events and advertise at motorsports events and in motorsports-related media in order to increase awareness of their brands among consumers and to encourage consumers to purchase their products. We provide design and creative services, graphic artists, and the capacity to deliver a wide array of promotional products, such as die-cast replicas, t-shirts, and hats. We also provide in-house marketing and distribution support for our promotional programs, including in-bound order processing, order fulfillment, sweepstakes processing, and redemption programs.

         In fiscal 1997, we began developing and implementing extensive corporate promotional programs that feature special, one-time themes or events intended to provide our company, the corporate sponsor, and other licensors with unique marketing opportunities. Our company and the corporate sponsors market a broad variety of specially designed die-cast vehicles and other collectibles, apparel, and souvenirs based on these programs. Following the acquisition of IPG in October 1998, we expanded our efforts to develop and implement large-scale corporate programs. For example, during fiscal 1999 we

         - developed a program for the Coca-Cola Company in which Dale Earnhardt and Dale Earnhardt, Jr. competed against one another for the first time at the Coca-Cola 500 in Japan;

         - collaborated with Pepsi-Cola Company, Gordon-Everham Motorsports, and Lucasfilm to create a promotion in which Jeff Gordon drove a specifically painted "Star Wars: Episode 1 - The Phantom Menace" Busch Series car;

         - combined efforts with DC Comics, Jeff Gordon, John Force, Dale Earnhardt, Jr., and six other popular drivers from four racing series to produce a program in which each of the drivers drove a specially painted "Superman" race car in a selected race;

         - collaborated with the Fox television network and NASCAR to create a promotion in which Jeff Gordon, Bobby Labonte, Terry Labonte, and Kenny Wallace drove specially painted race cars to introduce the "NASCAR Racers" Saturday morning children's television program; and

         - collaborated with Home Depot to develop a promotion in which Tony Stewart drove a specially painted car in a program that benefited Habitat for Humanity. We completed this program during the first quarter of fiscal 2000.

         For some programs, the corporate sponsors use our products either as free or low-cost awards with the purchase of their own products or in sweepstakes or other promotions. Die-cast replica vehicles that we develop and sell for these programs are not sold through our wholesale distribution network or through our Collectors' Club.

Mass-Merchandise License

         We have a license agreement with Hasbro that gives Hasbro the right to produce motorsports-related products specifically designed for the mass-merchandise market. Under this license, Hasbro markets a line of die-cast replicas of racing vehicles, which was jointly developed by our company and Hasbro, under the "Winner's Circle" brand name. The mass-market die-cast products manufactured and marketed by Hasbro are completely distinct from our other products and do not compete directly with our limited-edition motorsports die-cast collectible products. Under the agreement, Hasbro may market other licensed motorsports products, including radio-controlled cars, slot car sets, games (such as electronic and CD-ROM interactive games), plush toys, figurines, play sets, walkie talkies, and other items similar to products that Hasbro currently markets under the "Kenner," "Tonka," and "Milton Bradley" brand names.

         We believe that the license agreement with Hasbro allows us to capitalize on opportunities in the mass-merchandise market. The agreement enables us to remain focused on our core business of designing and marketing motorsports collectibles, apparel, and souvenir products while enabling us to benefit from Hasbro's retail mass-merchandise marketing expertise and resources. The agreement also provides a means of expanding our product offerings without committing substantial resources to manufacturing and marketing activities or subjecting us to the risks inherent in the mass-merchandise market.

Other Products and Services

         Fan Clubs. We operate fan clubs for several popular race car drivers, including "Club E," which is the Dale Earnhardt Fan Club; "Club E Jr.," which is the Dale Earnhardt, Jr. fan club; the Dale Jarrett Fan Club; the Rusty Wallace Fan Club; the Bobby Labonte Fan Club; and the John Force Fan Club. Our fan clubs had a total of approximately 79,000 members as of December 20, 1999. Membership packages typically include a quarterly newsletter, personalized membership card, and exclusive benefits and discounts that are provided only to club members. Fan club members also may purchase an exclusive membership kit that includes an embroidered logo hat, lapel pin, and 1:64th scale die-cast car. We provide to fan club members unique product offerings and other benefits that we do not offer through any other distribution channels.

         Chase-branded Apparel. During fiscal 1998, we acquired an 80% interest in Chase, a motorsports-related apparel and licensing company. Chase licenses apparel and clothing accessories that bear "Chase" brand marks, including "Chase Authentics," "Competitor's View," and a stylized "C." NASCAR drivers including Dale Earnhardt, Jeff Gordon, Rusty Wallace, Dale Jarrett, Terry Labonte, Bobby Labonte, and others, have agreed, subject to certain exceptions, to ensure that licensed apparel products bearing their names, likenesses, or signatures will also bear "Chase" brand marks. These drivers also have agreed to endorse Chase-branded apparel as the exclusive trackside apparel of top NASCAR drivers. We sell certain of our Chase-branded apparel on a wholesale basis to NASCAR Thunder stores, auto parts distributors, corporate sponsors of motorsports, and specialty retail shops as well as to major discount stores, such as Wal-Mart, K-Mart, and Target. During fiscal 1999, we extended our licensing arrangement with a major apparel manufacturer under which the manufacturer holds the exclusive right to use the "Chase Authentics" brand for all motorsports-related apparel products distributed through major department stores, traditional apparel stores, and sport and athletic specialty stores. The manufacturer pays us a royalty based on its sales of Chase-branded products.

SALES AND DISTRIBUTION

         We market our die-cast collectibles worldwide to approximately 11,500 specialty retailers through our wholesale distributor network; through our Collectors' Club, our e-commerce Web sites, and mobile trackside stores; and through corporate promotional programs. We market our motorsports consumer products primarily through an in-house sales force and independent representatives to approximately 5,000 specialty retailers and to major discount and department stores, retail automotive product outlets, and convenience stores; through direct trackside sales to race fans; through our e-commerce Web sites; and through promotional programs with corporate sponsors.

Wholesale Distribution

         Die-Cast Collectibles. We currently market our die-cast collectibles on a wholesale basis through 18 distributors operating in the United States and 45 distributors operating in 45 countries throughout the world. The distributors solicit orders for our die-cast products from approximately 5,000 specialty retailers throughout the United States and approximately 6,500 specialty retailers in other countries throughout the world. The retailers include stores specializing in motorsports collectibles and apparel and stores specializing in other sports collectible items, and a limited number of hobby shops. Our employees attend trade shows in an effort to attract new retailers to our network. We advertise our die-cast collectibles in newspapers and magazines covering motorsports and the collectibles markets. We also take measures to increase consumer awareness of our products through radio and television advertising, including promotion of our collectibles on "home shopping" television programs (such as QVC Network's "For Race Fans Only" program) and advertising during popular television programs of interest to motorsports enthusiasts.

         Consumer Products. Our in-house sales force and independent representatives market certain motorsports consumer products on a wholesale basis to major discount and department stores, such as Wal-Mart, K-Mart, and Target, to automotive retail stores, and to convenience stores. We also utilize our distributor network as well as an in-house sales force and independent representatives to market our motorsports apparel, souvenirs, and other consumer products on a wholesale basis to the same specialty retailers that sell our die-cast collectibles.

         In October 1999, we announced a strategic reduction in the number of our domestic wholesale distributors as part of our effort to strengthen our distribution system. We reduced the number of domestic distributors as part of our ongoing strategy to streamline our distribution network by retaining those distributors with the most extensive dealer networks, the most strategic geographic territories, the greatest ability to carry our complete product line, and the proper controls to minimize sales of our products through unauthorized channels. We plan to continue to develop opportunities to streamline and enhance our existing distribution channels, identify and develop or acquire new distribution channels, and cross-market our products through all of our distribution channels in the future.

Collectors' Club

         We market certain of our die-cast collectibles exclusively through our Collectors' Club. Members of the Collectors' Club pay a lifetime membership fee that entitles them to receive a membership kit, a monthly magazine, catalogs, and other special sales materials highlighting our collectibles and other products. Membership in the Collectors' Club increased from approximately 22,000 members in September 1994 to approximately 167,000 members as of September 30, 1999. We advertise the Collectors' Club in publications that focus on motorsports or the collectibles industry, through banner advertisements on the Internet, and through limited radio and television advertisements. We strive to increase collector interest in Collectors' Club products and to enhance the value of these products as collectibles by

         -        offering many items exclusively through our Collectors' Club,

         -        offering a limited number of each collectible, and

         - limiting the number of a particular item that each member may purchase.

         Until February 1999, members of our Collectors' Club purchased products through our catalog by calling our customer service representatives. Beginning with the February 1999 launch of our e-commerce initiative on goracing.com, users also can join the Collectors' Club and view and purchase products online.

         Each month, we send e-mail to online club members notifying them of new product offerings. We attempt to notify all club members of new products either by e-mail, catalog, or on the goracing.com network before accepting orders to ensure that all club members have an equal opportunity to purchase collectible products. If items that we offer exclusively to club members do not sell out, we may make them available to non-club members after a period of time.

         We also employ customer service representatives and an automated call distribution telephone system to accept membership applications, take customer orders, and handle customer inquiries. We utilize an advanced telephone and computer system that combines telemarketing functions, computerized order processing, and automated warehouse operations to process telephone orders from and ship products to Collectors' Club members.

Trackside Sales

         We currently operate 28 fully equipped mobile trackside stores to capitalize on the large base of potential customers that attend NASCAR-sanctioned races and other events throughout the United States. Some or all of our mobile trackside stores travel to each NASCAR Winston Cup race (34 events in 1999) as well as to other selected racing events. Each mobile trackside store is decorated with the logos and color scheme of a particular racing team and driver and sells a complete assortment of licensed motorsports apparel, souvenirs, and die-cast collectibles dedicated to that team and driver. These mobile stores represent the only authorized trackside opportunities for racing enthusiasts to purchase motorsports products using the name and likeness of the driver and racing team featured in each store.

Corporate Promotional Programs

         We create promotional programs for large corporate sponsors of motorsports. We continually pursue new opportunities to create promotional programs and we are in discussions with major race car drivers and corporate sponsors in our effort to develop such programs on a continuous basis. See Item 1, "Our Business - Products and Services - Corporate Promotional Programs."

Electronic Commerce Sales

         In February 1999, we launched our e-commerce initiative consisting of Web sites featuring our products, as well as SpeedMall, a state-of-the-art virtual shopping mall linked to the traffic generated by goracing.com. See Item 1, "Our Business Products and Services - The goracing.com Network - Motorsports E-Commerce."

DESIGN AND PRODUCTION

Die-cast Scaled Replica Vehicles

         We design each die-cast collectible that we market. Many of our die-cast collectibles include features such as opening hoods and trunks, detailed engines, and working suspensions. We also devote a significant amount of time and effort to the production of our die-cast collectibles to ensure that the resulting products display a level of quality and detail that is superior to competing products. For example, we produce most of our die-cast collectibles with pad printing instead of stickers or decals.

         Our design artists take numerous photographs of the actual racing cars, trucks, and other vehicles to be produced as die-cast replicas. Working from these photographs, our artists and engineers use computer software to create detailed scale renderings of the vehicles. After approval of the rendering by the vehicle owner, driver, team sponsor, and other licensors whose approval may be required, we supply computerized renderings to one of our manufacturers in the People's Republic of China. The manufacturer produces a sample or model, which we then inspect for quality and detail. After final approval, the manufacturer produces the die-cast replicas, packages them, and ships the finished products to us or, in certain instances, directly to our customers.

         Our die-cast collectibles (other than products marketed by MiniChamps) are primarily manufactured under an agreement with one third-party manufacturer in China. The term of the agreement currently extends through December 31, 2001 and automatically renews for successive one-year terms unless terminated by either party by giving written notice to the other party at least 90 days prior to the end of the then-current term.

         We own a significant portion of the tooling that the third-party manufacturer uses to produce die-cast collectibles for our company, and we have partial control over the production of our die-cast collectibles under the manufacturing agreement. We invested approximately $17.0 million in fiscal 1998 and $10.0 million in fiscal 1999 in tooling for our proprietary lines of die-cast collectibles. We believe the breadth and quality of the tooling program provides us with a competitive advantage in the motorsports collectible market. We intend to make additional investments in tooling in order to support the growth of our business.

         We believe that our overseas manufacturer of die-cast collectibles is dedicated to high quality and productivity as well as support for new product development. Although we believe that there are alternative manufacturing arrangements available if needed, there are significant risks inherent in relying on a single manufacturer for a substantial portion of our die-cast products. See Item 1, "Special Considerations - We depend on third-party manufacturers and shippers."

         We obtain the die-cast collectibles marketed by MiniChamps and die-cast collectibles sold under the "Brookfield" trademarks from three other manufacturers in China. We currently do not have a formal, long-term arrangement with any of these manufacturers.

Motorsports Consumer Products

         We currently obtain substantially all of our licensed motorsports apparel, souvenirs, and other consumer products on a purchase order basis from approximately 200 third-party manufacturers and suppliers located primarily in the United States. We also screen print and embroider a portion of the licensed motorsports apparel that we sell. The apparel and souvenir suppliers present product ideas and artistic designs to us. We then select those unique products and artistic designs that we believe will appeal to motorsports enthusiasts and distinguish our apparel and souvenir products from those of our competitors. We engage in a bidding process for certain items, such as embroidered hats or t-shirt blanks, in order to negotiate favorable prices and other terms. We also purchase and resell certain finished items, such as tote bags and coolers, from domestic and foreign companies that have licenses for those items with the drivers and other licensors.

         We work closely with the third-party apparel and souvenir manufacturers in order to ensure that the products conform to design specifications and meet or exceed our quality requirements. We believe that a number of alternative manufacturers for each of these products is readily available in the event that we are unable to obtain products from any particular manufacturer. We own the tooling and dies used to manufacture certain of our motorsports consumer products. As we develop new motorsports consumer products that require specialized tooling, we intend to build or purchase the new tooling that will be required to permit the third-party manufacturers to produce those items.

LICENSES

         We focus on developing long-term relationships with and we engage in comprehensive efforts to license the most popular drivers, team owners, and other personalities in each top racing category, their sponsors, various sanctioning bodies, and others in the motorsports industry. We continually strive to strengthen our relationships with licensors and to develop opportunities to market innovative collectible and consumer products that appeal to motorsports enthusiasts. We believe that our license agreements with top race car drivers and other licensors significantly enhance the consumer appeal and marketability of our products. By aligning our company with top racing personalities and providing them with a broad range of revenue opportunities, we believe that we will be able to leverage those relationships to attract additional licensors in order to generate increased revenue for our company as well as increased earnings for the licensors.

Significant Driver License and Endorsement Agreements; Significant Team Owner Licenses

         We have long-term license agreements with NASCAR Winston Cup champions Dale Earnhardt, Jeff Gordon, and Rusty Wallace and NHRA Funny Car champion John Force. These licenses generally provide us with a right of first refusal to market certain die-cast, apparel, and other products bearing the driver's name and likeness. The license agreements also generally provide that, to the extent that we exercise our right of first refusal, the driver will not personally market and will not permit others to market, through the same channels of distribution used by our company, any products bearing his likeness that are the same or similar to products marketed by our company. Each of the license agreements requires us to pay the licensor royalties based on a percentage of the wholesale price of licensed products that we sell. Certain of the license agreements also provide for minimum guaranteed royalty payments each year during the term of the agreement. These agreements, as well as many of our other significant license agreements, give the licensors the right to terminate or significantly shorten the term of the agreements if our business is sold or transferred or if there is a significant change in our management team.

         In October 1998, we entered into an amended personal service and endorsement agreement with Jeff Gordon and an affiliate of Mr. Gordon. During the term of the endorsement agreement, we have the right to use Mr. Gordon's name, likeness, signature, and endorsement in connection with the advertisement, promotion, and sale of the die-cast collectibles and other products approved by Mr. Gordon and marketed by our company. The endorsement agreement expires on December 31, 2005.

         We also have license agreements with several of the most popular NASCAR race car team owners, including Robert Yates Racing, Inc.; Richard Childress Racing Enterprises, Inc.; Redline Sports Marketing, Inc. (the licensing entity for the Joe Gibbs race team); and Dale Earnhardt, Inc. The team owner licenses provide us with either the exclusive right or a right of first refusal to market products bearing the likeness and number of each owner's Winston Cup cars and other racing vehicles. To the extent that we exercise our right of first refusal, the team owner licenses provide that the licensor will not permit others to market, through the same distribution channels used by our company, any of the licensed products. Certain of the team owner licenses also provide that the licensors will not directly market any of the licensed products through such channels. Each of the license agreements with the team owners requires us to pay the licensor royalties based on a percentage of the wholesale price of licensed products that we sell. Certain of the license agreements also provide for minimum guaranteed royalty payments to the licensors.

         The following table sets forth certain information with respect to the license agreements with the drivers and team owners described above:

               LICENSOR                                 DRIVER                             EXPIRATION DATE
               --------                                 ------                             ---------------
       Dale Earnhardt and                          Dale Earnhardt                        November 7, 2011
       Dale Earnhardt, Inc.

       Jeff Gordon and                             Jeff Gordon                           December 31, 2005
       JG Motorsports, Inc.

       Rusty Wallace and                           Rusty Wallace                         December 31, 2004
       Rusty Wallace, Inc.

       John Force and                              John Force                            January 10, 2001
       John Force Racing

       Robert Yates Racing, Inc.                   Dale Jarrett                          December 31, 2012
                                                   Ricky Rudd

       Richard Childress Racing                    Dale Earnhardt                        December 31, 2007
       Enterprises, Inc.                           Mike Skinner

       Redline Sports Marketing,                   Bobby Labonte                         December 31, 2002
       Inc. (Joe Gibbs race team)                  Tony Stewart

       Dale Earnhardt, Inc.                        Steve Park                            December 31, 2000
                                                   Dale Earnhardt, Jr.                   (Dale Earnhardt, Jr.
                                                   Ron Hornaday                          through 2005)

     We have non-exclusive endorsement and marketing relationships with many of the leading motorsports drivers, team owners, and crew chiefs, including the following:

          Dale Earnhardt                Rusty Wallace
          Jeff Gordon                   Bobby Labonte
          Dario Franchitti              Steve Kinser
          Mark Martin                   Tony Stewart
          Don Prudhomme                 Dale Earnhardt, Jr.
          Joe Gibbs Racing              Richard Childress Racing
          Ray Evernham

     Each of these personalities has agreed to endorse the goracing.com network for motorsports and automotive-related products, services, and information. These endorsements include publicly acknowledging goracing.com when appropriate, making personal appearances and commercials on our behalf, granting interviews and participating in online chats on our network, providing us with race-used items for online auctions and promotions, and permitting us to use the endorser's name, signature, and likeness for advertising, marketing, and promotional purposes. Each of these drivers, team owners, and crew chiefs will either add the endorser's Web site to the goracing.com network or grant us the right to design, operate, host, and control the endorser's motorsports or automotive-related Web sites.


Additional Product Licenses

         In addition to the driver and team owner licenses described above, we currently maintain approximately 300 licenses with various other drivers, car owners, sponsors, and manufacturers. Other popular drivers under license with our company include NASCAR Winston Cup driver Terry Labonte; NHRA drag racers Kenny Bernstein, Cruz Pedregon, Larry Dixon, and Warren Johnson; and NHRA Pro Stock motorcycle driver Matt Hines. We also have licenses with Formula One teams McLaren International Ltd., Williams Grand Prix, and Benetton Formula Ltd., as well as with other popular team owners, car sponsors, NASCAR, CART, World of Outlaws, Ford Motor Company, several divisions of General Motors Corp., and PACCAR, Inc. (the manufacturer of Kenworth and Peterbilt trucks). These licenses generally provide for the following:

------------------------ -------------------------------------- ----------------------------- ------------------------
                                     LICENSES WITH                     LICENSES WITH               LICENSES WITH
                                   RACE CAR DRIVERS                     TEAM OWNERS                MANUFACTURERS
------------------------ -------------------------------------- ----------------------------- ------------------------
TERM :                   One to three years.                    One to three years.           Two or more years.
------------------------ -------------------------------------- ----------------------------- ------------------------
RIGHTS GRANTED:          Use of the driver's name,              Use of the car number and     Right to reproduce the
                         photograph, likeness, and autograph.   colors.                       cars or trucks.
------------------------ -------------------------------------- ----------------------------- ------------------------
RENEWAL:                 Individual agreements either renew     Same.                         Same.
                         automatically, may be renewed or
                         extended upon written request by our
                         company, or expire at the end of the
                         specified term.
------------------------ -------------------------------------- ----------------------------- ------------------------
PAYMENTS TO LICENSORS:   Either (i) a fixed dollar amount,      Same.                         Same.
                         which may include a substantial
                         advance to the licensor; (ii) a fixed
                         amount per item that we sell pursuant
                         to the license; (iii) a percentage
                         of the net sales for a program or
                         a percentage of our wholesale price
                         per item that we sell pursuant to
                         the license; or (iv) a combination
                         of the above.
------------------------ -------------------------------------- ----------------------------- ------------------------

         The license agreements with various sponsors generally provide for terms of one to three years and permit us to reproduce the sponsors' decals and logos as they appear on the cars or trucks. Although we directly or indirectly pay license fees to the primary sponsors of most of the racing vehicles, the license agreements with certain sponsors do not require us to pay the licensors because of the advertising value provided to the licensor as a result of having its decals and logos displayed on our products. We continually strive to renew existing agreements or to enter into new license agreements with existing or new drivers, team owners, car sponsors, and other licensors and to develop new product programs pursuant to our license agreements in our effort to maintain our leadership position in the motorsports licensed products industry.

Hasbro License Agreement

         The license agreement between our company and Hasbro covers the sale by Hasbro in the mass-merchandise market of specific motorsports-related products for which we have or will secure exclusive or non-exclusive licenses from race car drivers, team owners, manufacturers, and sponsors. The Hasbro license provides us with a source of revenue from the mass-merchandise market without committing substantial resources to manufacturing and marketing activities or subjecting our company to the risks inherent in the mass-merchandise market. Under the Hasbro license, we are responsible for acquiring and maintaining the license rights with the licensors, and Hasbro is responsible for all costs and other arrangements relating to tooling, manufacturing, transportation, marketing, distribution, and sales of licensed products. Hasbro is responsible for and pays or reimburses our company for all license fees and royalties, including advances and guarantees, paid to licensors for licensed products. The licensed products consist of (i) die-cast replicas of motorsports vehicles and a 1:18th-scale plastic toy car, for which Hasbro pays a specified royalty, and
(ii) all other products that Hasbro may market as licensed motorsports products, including, for example, radio-controlled cars, slot car sets, games (including electronic and CD-ROM interactive games), plush toys, figurines, play sets, walkie talkies, and other products, for which Hasbro pays a specified royalty.

         Hasbro's initial focus under the Hasbro license has been to develop, with our assistance, a line of motorsports die-cast products for the retail mass-merchandise market. Hasbro funds all capital requirements for this product line and manufactures, distributes, and markets the products under the "Winner's Circle" brand name. The mass-market die-cast products manufactured and marketed under the Hasbro license are completely distinct from our current products and do not compete directly with our limited-edition motorsports die-cast collectible products.

         During fiscal 1999, our company and Hasbro amended the license agreement to provide Hasbro with a 90-day right of first refusal to utilize licensing rights to new forms of motorsports that we acquire during the term of the revised agreement. The amended license provides for a term ending on December 31, 2006. Hasbro may extend the license for an additional three-year term, provided that total wholesale revenue of licensed products exceeds a specified amount during the initial term.

Other Significant License Arrangements

         Revell License Agreement. We have a license agreement with Revell-Monogram, Inc. that gives us the exclusive right to use the "Revell Racing," "Revell Select," and "Revell Collection" trademarks in connection with sales of NASCAR, NHRA, and certain other motorsports-related die-cast collectibles in the United States and Canada. The license also gives us a non-exclusive right to use the Revell trademarks described above in connection with up to $5.0 million per year of sales of NASCAR, NHRA, and certain other motorsports-related die-cast products outside the United States and Canada. The term of the Revell license runs through December 31, 2007, at which time it will automatically renew for successive one-year terms unless either party elects to terminate by giving written notice at least 90 days prior to the end of the initial term or any successive one-year term.

         NASCAR License Agreement. We have a licensing agreement with NASCAR that gives us the non-exclusive right to use the "NASCAR" name and logo on all of our NASCAR-related products and product packaging as well as on related sales, marketing, and promotional materials. We pay NASCAR royalty payments based on a percentage of the wholesale price of licensed products that we sell, with minimum guaranteed royalty payments in each year through 2000. The licensing arrangement expires on (i) October 7, 2003 with respect to licensed products that bear both the NASCAR mark and the name, image, or likeness of a NASCAR driver, team, or track, and (ii) on December 31, 2000 with respect to all other licensed products. The license agreement with NASCAR will automatically renew for two additional five-year terms unless it has been terminated in accordance with its terms.

         CART License Agreement. We have a license agreement with the licensing affiliate of CART. Because CART provides the licensing rights of the sanctioning body as well as all participating drivers, race teams, and tracks, the CART license provides us with (a) exclusive (subject to certain pre-existing licenses) licensing rights to the CART and "FedEx Championship Series" logos;
(b) exclusive (subject to certain pre-existing licenses) licensing rights to five of the top race teams and their drivers; and (c) non-exclusive licensing rights for a minimum of 75% of the other teams and drivers participating in CART-sanctioned race events. The rights granted permit us to develop and market a line of CART-based die-cast collectible vehicles and the exclusive rights to market or sublicense a broad range of CART-based toy products, including plastic and remote control vehicles, action figures, miniature helmets, board games, plush toys, and puzzles. We pay the licensor royalty payments based on a percentage of the wholesale price of licensed products that we sell, with minimum royalty payments each year during the term of the agreement. The CART license expires on December 31, 2003. We will have the right to renew the CART license for an additional five-year term if we achieve certain minimum sales requirements.

COMPETITION

         The motorsports collectible and consumer product industry is extremely competitive. We compete with major domestic and international companies, some of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we possess. Our motorsports die-cast collectibles compete with die-cast and other motorsports collectibles and, to a certain extent, die-cast replicas of motorsports vehicles that are sold through mass retail channels. Our motorsports apparel and souvenirs compete with similar products sold or licensed by drivers, team owners, sponsors, and other licensors with which we currently do not have licenses as well as with sports apparel licensors and manufacturers in general. Emerging companies also may increase their participation in these markets. Our promotional products compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards. Our goracing.com network currently or potentially competes with companies that concentrate on or include motorsports-related news and information, community features, and products and services as part of their online offerings.

         We believe that our relationships and licenses with top race car drivers, car owners, and other popular licensors represent a significant advantage over our competitors in the motorsports collectible and consumer products industry. We strive to expand and strengthen these relationships and to develop opportunities to market innovative licensed collectible and consumer products that appeal to motorsports enthusiasts. Our ability to compete successfully depends on a number of factors both within and outside our control. See Item 1, "Special Considerations - Markets for our products and services are extremely competitive, and we cannot assure you that we will be able to compete successfully in the future."

INTELLECTUAL PROPERTY

         Our business depends upon valuable trademarks and other rights that we license from third parties. See Item 1, "Our Business - Licenses." Our performance and ability to compete also depend to a significant degree on the value of our various tradenames and marks, as well as our proprietary technology and other rights. We are seeking protection of our significant service marks and trademarks in the United States, including various "Action" names and logos, as well as the "goracing.com," "SpeedMall," and other names and logos. We may not be able to secure protection for our service marks or trademarks that we have not already registered. Our competitors or others may adopt product or service names similar to any service marks or trademarks, which could impede our ability to build brand identity and could lead to customer confusion. Our inability to protect trade names and marks adequately could have a material adverse effect on our business, operating results, and financial condition.

         Our Internet operations use proprietary software that we have developed. Our proprietary software is protected by copyright laws. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation, and other proprietary information. The steps we take may not prevent misappropriation of our technology, and the agreements we enter into for that purpose may not be enforceable. Third parties may independently develop similar software or they could copy or otherwise obtain and use our software or other proprietary information without our authorization. It may be difficult or impossible for us to police unauthorized use of our technology. In addition, the laws of other countries may afford us little or no effective protection of our intellectual property outside the United States.

         We may receive notices from third parties that claim our software or other aspects of our Internet business infringe their rights. While we are not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of our management, and could require us to enter into royalty and licensing agreements. These royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all. In the future, we also may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of our resources.

         Our Internet operations also rely on a variety of technologies that we license from third parties. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. Our loss or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our Internet software enhancements and developments until we identify, license, develop, and integrate equivalent technology. Any such delays could have an adverse effect on our Internet business.

GOVERNMENTAL REGULATION

         We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to access to online commerce. As a result of the increasing popularity and use of the Internet and other online services, however, it is possible that laws and regulations may be adopted with respect to the Internet or other online services. These laws and regulations could cover issues such as user privacy, pricing, content, copyrights, distribution, sales and other taxes, and the characteristics and quality of products and services. The growth and development of the market for online commerce may prompt more stringent consumer protection laws, which may impose additional burdens on companies that conduct business online. Because we sell to consumers residing throughout the United States and in numerous foreign countries and the goracing.com network is available over the Internet in every state and numerous foreign countries, these jurisdictions may claim that we are required to collect sales or other similar taxes on sales of products in those jurisdictions. These jurisdictions also may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes could adversely impact our business. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. Any new legislation or regulation, the application of laws and regulations of jurisdictions whose laws we believe do not currently apply to our business, or the application of existing laws and regulations to the Internet and goracing's online services could have a material adverse effect on our business.

INSURANCE

         We maintain a $2.0 million product liability insurance policy to cover the sale of our die-cast and other products. We maintain an additional $25.0 million commercial umbrella liability coverage. We also maintain a $6.0 million insurance policy to cover our molds and dies located at our third-party manufacturer in China and a $5.0 million insurance policy to cover lost revenue in the event of certain interruptions of business with our overseas manufacturer of die-cast collectibles. We believe that our insurance coverage is adequate.

EMPLOYEES

         As of December 20, 1999, we had 648 full-time employees and 9 part-time employees. We have experienced no work stoppages and we are not a party to a collective bargaining agreement. We believe that we maintain good relations with our employees.

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding each of our executive officers.

                         NAME                       AGE                           POSITION HELD
                         ----                       ---                           -------------
Fred W. Wagenhals................................   58            Chairman of the Board, President, and Chief
                                                                     Executive Officer
Tod J. Wagenhals.................................   35            Executive Vice President, Secretary, and
                                                                     Director
David A. Husband.................................   30            Executive Vice President - Finance and
                                                                     Accounting and Chief Financial Officer
Melodee L. Volosin...............................   35            Executive Vice President - Sales and
                                                                     Director


         Fred W. Wagenhals has served as our Chairman of the Board, President, and Chief Executive Officer since November 1993 and served as Chairman of the Board and Chief Executive Officer from May 1992 until September 1993 and as President from July 1993 until September 1993.

         Tod J. Wagenhals has served as our Executive Vice President since July 1995, as a director since December 1993, and as Secretary since November 1993. Mr. Wagenhals served as a Vice President of our company from September 1993 to July 1995. Mr. Wagenhals served in various marketing capacities with our company from May 1992 until September 1993. Mr. Wagenhals is the son of Fred W. Wagenhals.

         David A. Husband has served as our Executive Vice President - Finance and Accounting and Chief Financial Officer since December 1999. Mr. Husband served as Vice President - Finance and Accounting and Chief Accounting Officer from May 1998 until December 1999. Mr. Husband was employed as an accountant with Arthur Andersen LLP from July 1992 to May 1998, where he was primarily engaged in auditing publicly held companies. Mr. Husband is a Certified Public Accountant.

         Melodee L. Volosin has served as our Executive Vice President - Sales since December 1999 and as a director since January 1997. Ms. Volosin served as our Vice President - Wholesale Division from September 1997 until December 1999. Ms. Volosin served as the Director of our Wholesale Division from May 1992 to September 1997. Ms. Volosin's duties include managing all of our Company's wholesale distribution of die-cast collectibles and other products, including advertising programs and budgeting.

                             SPECIAL CONSIDERATIONS

         The following factors, in addition to those discussed elsewhere in this Report, should be carefully considered in evaluating our company and our business.

A VARIETY OF FACTORS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         A wide variety of factors could adversely impact our operating results. These factors include the following:

         - our ability to identify popular motorsports personalities, teams, and other licensors and to enter into and maintain mutually satisfactory licensing arrangements with them;

         - the racing success of the key motorsports personalities, teams, and other licensors with whom we have license arrangements;

         - our ability to identify trends in the motorsports collectibles and consumer markets and to create and introduce on a timely basis products and services that take advantage of those trends and that compete effectively on the basis of price and consumer tastes and preferences;

         - our ability to design and arrange for the timely production and delivery of our products;

         - our ability to identify, develop, and implement special merchandising and marketing programs on a timely basis;

         -        the level and timing of orders placed by customers;

         - our ability to expand our distribution channels and Internet business and to effectively manage the growth of our operations;

         -        seasonality; and

         -        competition and competitive pressures on prices.

Many of the factors described above are beyond our control.

OUR BUSINESS DEPENDS ON OUR RELATIONSHIPS AND LICENSE ARRANGEMENTS WITH KEY LICENSORS.

         We market our products under licensing arrangements with race car drivers, team owners, sponsors, automobile and truck manufacturers, NASCAR, NHRA, CART, and other entities. The licensing arrangements vary in scope and duration, but generally authorize us to sell specified licensed products for short periods of time. Some license agreements require us to pay minimum royalties or other fixed amounts regardless of the level of sales of products licensed under that agreement or the profitability of those sales. The success of licensing arrangements depends on many factors, including the reasonableness of license fees in relationship to revenue generated by sales of licensed products, the continued popularity of the licensors, and the continued performance, public image, and health of the individual drivers. A driver's popularity could be adversely affected if the driver fails to maintain a successful racing career or engages in behavior that the general public considers objectionable.

         In addition, our ability to enforce our rights under licensing agreements may be limited by the interpretation and enforcement of those agreements. Some license agreements contain provisions that allow the licensor to terminate the agreement upon the occurrence of certain events, including a change in the driver's team owner or sponsor, a change of control of our company, or a significant change in our management team. The termination, cancellation, or inability to renew or enforce material licensing arrangements, or the inability to develop and enter into or enforce new licensing arrangements, would have a material adverse effect on our business.

ANY DOWNTURN IN THE POPULARITY OF THE MOTORSPORTS INDUSTRY IN GENERAL, AND NASCAR RACING IN PARTICULAR, WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Motorsports competes for television viewership, attendance, merchandise sales, and sponsorship funding with other sports, entertainment, and recreational events. The competition in the sports, entertainment, and recreation industries is intense. Any downturn in the popularity of the motorsports industry, or its appeal to consumers, could reduce sales of motorsports merchandise or corporation sponsorships, which would materially and adversely affect our business.

         Sales of die-cast replicas and other licensed merchandise related to NASCAR racing represented approximately 86% of our revenue in fiscal 1999. Although we have expanded our product lines to include vehicles from other segments of motorsports, we expect that products related to NASCAR racing will continue to account for a significant percentage of our revenue for the foreseeable future. Any downturn in the popularity of NASCAR-sanctioned racing could have a material and adverse effect on our business.

WE DEPEND ON THIRD-PARTY MANUFACTURERS AND SHIPPERS.

         We depend upon third parties to manufacture all of our motorsports collectibles and most of our consumer products. In particular, we rely on one manufacturer, which operates a single facility in China, to produce most of our die-cast products. Although we own most of the tools, dies, and molds used in the manufacturing processes of our collectible products and own the tooling and dies used to manufacture certain of our consumer products, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns, or the inability to fulfill orders on a timely basis could have a material adverse effect on our business.

         We do not have long-term contracts with our third-party manufacturers. We obtain die-cast products from our primary manufacturer in China under an agreement that has been in place since 1994 and that automatically renews for successive one-year terms unless terminated by either party giving written notice to the other at least 90 days prior to the end of the then-current term. Because we own most of the tools and dies used in the manufacturing process, we believe that we would be able to secure other third-party manufacturers to produce our products. Our operations would be adversely affected, however, by of the following:

         - the loss of our relationship with certain of our current suppliers, including particularly our primary manufacturer of die-cast products;

         - the disruption or termination of the operations of one or more of our current suppliers; or

         - the disruption or termination of sea or air transportation with our China-based die-cast manufacturers, even for a relatively short period of time.

For example, MiniChamps experienced significant delays in completing production of certain 1998 product lines as a result of the transition of those products to new manufacturers. Those delays resulted from the time required to move and install the tools, dies, and molds at the new manufacturers' facilities as well as the additional time required to train the new manufacturers' personnel and to achieve satisfactory quality control levels.

         Significant damage to the facilities of our third-party manufacturers, particularly the facilities used by our die-cast product manufacturers in China, also could result in the loss of or damage to a material portion of our key tools, dies, and molds in addition to production delays while new facilities were being arranged and replacement tools, dies, and molds were being produced. We do not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of supply, particularly if we are required to obtain alternative sources of supply.

         We do not directly purchase the raw materials used to manufacture most of our products. We may, however, be subject to variations in the prices we pay our third-party manufacturers for products if their raw materials, labor, and other costs increase. Although to date we have been able to increase the prices at which we sell our products in order to cover the increased prices that we pay for such products, we may not be able to continue to pass along such price increases to our customers in the future.

         We also depend upon a number of third-party shippers, such as the U.S. Postal Service, United Parcel Service, and Federal Express, to deliver goods to us and our customers. Strikes or other service interruptions affecting our shippers would have a material adverse effect on our ability to deliver merchandise on a timely basis.

OUR FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD IMPAIR OUR BUSINESS.

         Since 1993, our business operations have undergone significant changes and growth, including the expansion of our collectible product lines, the acquisition of our motorsports consumer products lines, the acquisition or development of expanded distribution channels, and significant investments in tooling and licensing arrangements. The failure to manage our growth on an effective basis could have a material adverse effect on our business, financial condition, and operating results. In order to manage effectively any significant future growth, we must

         - expand our facilities and equipment and further enhance our operational, financial, and management systems;

         - design, develop, produce, and receive products from third-party manufacturers on a timely basis;

         - develop and maintain our various distribution channels in order to maximize product sales volumes and profit margins;

         -        effectively manage inventory levels;

         - successfully hire, train, retain, and motivate additional employees; and

         - integrate successfully the operations of any acquired businesses with our operations.

         Our growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We may be required to increase staffing and other expenses as well as make expenditures on capital equipment and manufacturing sources in order to meet the anticipated demand of our customers. Sales of our collectible and consumer products are subject to changing consumer tastes, and customers for our promotional items generally do not commit to firm orders for more than a short time in advance. We may increase our expenditures in anticipation of future orders that do not materialize, which would adversely affect our profitability. Demand for popular products or services may result in increased orders on short notice, which would place an excessive short-term burden on our resources.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RESPOND TO RAPID MARKET CHANGES.

         The markets for our products and services are subject to rapidly changing customer tastes, a high level of competition, seasonality, and a constant need to create and market new products and services. Demand for motorsports collectible and consumer products depends upon a wide variety of factors, including the following:

         -        the popularity of drivers, teams, and other licensors,

         - the popularity of current product and service concepts or themes,

         -        cultural and demographic trends,

         -        marketing and advertising expenditures, and

         -        general economic conditions.

Because these factors can change rapidly, customer demand also can shift quickly. We frequently are able to successfully market new products or services for only a limited time.

         Our ability to increase our sales and marketing efforts to stimulate customer demand and our ability to monitor third-party manufacturing arrangements in order to maintain satisfactory delivery schedules and product quality are important factors in our long-term prospects. Because of the amount of time and financial resources that may be required to bring new products or services to market, we may not always be able to accurately forecast required inventory levels or to respond to changes in customer tastes and demands. We could experience a material adverse effect on our business, financial condition, and operating results if we are unable to respond quickly to market changes or a slowdown in demand for our products or services.

WE MUST DEVELOP AND INTRODUCE NEW PRODUCTS AND SERVICES TO SUCCEED.

         Our operating results depend to a significant extent on our ability to continue to develop and introduce on a timely basis new products and services that compete effectively in terms of price and that address customer tastes, preferences, and requirements. The success of new product and service introductions depends on various factors, including the following:

         -        proper new product and service selection,

         -        successful sales and marketing efforts,

         - timely production and delivery of new products or services, and

         -        consumer acceptance of new products and services.

New products or services may not receive or maintain substantial market acceptance. Our failure to design, develop, and introduce popular products and services on a timely basis would adversely affect our future operating results.

WE MAY EXPERIENCE SEASONAL FLUCTUATIONS IN SALES THAT COULD AFFECT OUR EARNINGS AND THE TRADING PRICE OF OUR COMMON STOCK.

         We may experience seasonality in our business, which could result in unfavorable quarterly earnings comparisons and affect the trading price of our common stock. Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each calendar year (our third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products. We also are increasing our efforts to develop large corporate promotional programs. These programs typically result in significant levels of revenue and income, which may increase quarter-to-quarter variations in our operating results. As a result of these and other factors, we may experience seasonality and quarterly fluctuations in our business, which could result in unfavorable quarterly earnings comparisons and affect the trading price of our common stock. Fluctuations in quarterly sales may require us to take temporary measures, including changes in personnel levels, borrowing amounts, and production and marketing activities. These factors and any seasonal and cyclical patterns that emerge in Internet consumer purchasing could result in unfavorable quarterly earnings comparisons. As a result, it is difficult to predict our future revenue and operating results. Any shortfall in revenue or fluctuations in operating results may have a material adverse effect on our business and stock price. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

WE FACE NUMEROUS RISKS RELATED TO OUR INTERNET BUSINESS.

         We anticipate that our emphasis on expanding our Internet business will impact our business operations in a number of ways, including the following:

         - we will make significant expenditures to provide new and enhanced motorsports-related content, community features, and e-commerce product and service offerings;

         - we will make significant investments to enhance our technology, software, and basic infrastructure; and

         - we may incur substantial costs to form Internet-related strategic alliances or to make Internet-related acquisitions and to integrate them with our existing operations.

         We face numerous risks and uncertainties associated with our Internet operations. Some of these risks and uncertainties relate to our ability to

         - develop brand awareness and brand loyalty of the "goracing.com" name to attract a larger audience to the goracing.com network;

         - expand online product and service offerings, provide a convenient, economical, and secure online shopping experience, and increase customer acceptance of the online purchase of motorsports, automotive, and related merchandise and services;

         - offer up-to-date news, information, and other features related to the world of motorsports that are attractive to the goracing.com network's visitors;

         - anticipate and adapt to the changing market for Internet services and electronic commerce, particularly as those changes relate to the markets that we target;

         - continue to develop, upgrade, maintain, and enhance our operational, administrative, and other systems and infrastructure to accommodate the expanded service offerings and increased consumer traffic that we anticipate will develop and to avoid service interruptions and delays that could cause users to stop visiting the goracing.com network; and

         - provide or contract for satisfactory customer service and order fulfillment, which will be critical to ensure repeat visits by users of the goracing.com network.

We may not be successful in addressing these risks and uncertainties. The failure to do so would materially and adversely affect our business.

         We also face a variety of risks and uncertainties related to the new and rapidly evolving Internet market, including the following:

         - our future success depends to a significant extent on the continued growth in use of the Internet;

         - our target users may not prefer to obtain their motorsports news and information online or to make online purchases;

         - we may use new technologies ineffectively or fail to adapt our network, transaction-processing systems, and infrastructure to meet customer requirements, competitive pressures, or emerging industry standards;

         - any well-publicized compromise of security or inadvertent transmissions of computer viruses could deter use of the Internet in general or use of the goracing.com network to conduct commercial transactions, and could expose us to litigation or to a material risk of loss;

         - legal uncertainties exist regarding Internet user privacy, pricing issues, the characteristics and quality of products and services, access charges and connection fees, consumer protection issues, cross-border commerce, and transmission of certain types of information over the Internet;

         - our e-commerce sales and operating results could be adversely affected if one or more states or foreign countries successfully assert that we should collect sales or other taxes on the sale of our products via the Internet; and

         - we may be subjected to claims for defamation, negligence, copyright, or trademark infringement or claims based on other theories relating to the information published on the goracing.com network. We also could be subjected to claims based upon the content that is accessible from the goracing.com network through links to other Web sites.

WE FACE A VARIETY OF RISKS ASSOCIATED WITH THE ACQUISITION AND INTEGRATION OF NEW BUSINESS OPERATIONS.

         We completed a number of acquisitions during fiscal 1997, fiscal 1998, and fiscal 1999. We have consolidated substantially all of the operations of the U.S.-based acquired entities into our operations in Phoenix, Arizona and the Charlotte, North Carolina, vicinity. We continue to coordinate and integrate certain of the administrative, information systems, sales and marketing, and other operations of MiniChamps, goracing, and Fantasy Sports Enterprises with our operations. We may wish to acquire complementary businesses, products, services, or technologies in the future. We may not be able to identify suitable acquisition candidates or make acquisitions on commercially acceptable terms. We also cannot provide assurance that we will be able to

         - complete effectively the integration of the operations of the acquired companies with our operations,

         - manage effectively the combined operations of the acquired businesses,

         - achieve our operating and growth strategies with respect to these businesses,

         - obtain increased revenue opportunities as a result of the anticipated synergies created by expanded product offerings and additional distribution channels,

         - reduce the overall selling, general, and administrative expenses associated with acquired operations, or

         - obtain, renew, or extend licensing agreements necessary to successfully continue and expand the acquired operations.

The integration of the management, personnel operations, products, services, technologies, and facilities of any businesses that we may acquire in the future could involve unforeseen difficulties. These difficulties could disrupt our ongoing business, distract our management and employees, and increase our expenses, which could have a material adverse effect on our business, financial condition, and operating results.

         We conduct due diligence reviews of each acquired business and we obtain representations and warranties regarding each acquired business. Unforeseen liabilities and difficulties, however, can arise in connection with the operation of acquired businesses. Contractual or other remedies may not be sufficient to compensate us in the event unforeseen liabilities or other difficulties arise. In addition, our ability to enforce our rights or remedies in connection with acquisitions of businesses outside the United States may be limited by the interpretation and enforcement of those agreements under the laws of countries other than the United States.

         We strive to take advantage of the opportunities created by the combination of acquired operations to achieve significant revenue opportunities and substantial cost savings, including increased product offerings and decreased operating expenses as a result of the elimination of duplicative facilities and personnel associated with sales, marketing, administrative, warehouse, and distribution functions. Significant uncertainties, however, accompany any business combination. We may not be able to achieve revenue increases; integrate facilities, functions, and personnel in order to achieve operating efficiencies; or otherwise realize cost savings as a result of acquisitions. The inability to achieve revenue increases or cost savings could have a material adverse effect on our business, financial condition, and operating results.

         As part of our acquisition strategy, we frequently engage in discussions with various motorsports-related and other businesses regarding our potential acquisition of those businesses. In connection with these discussions, we and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time and agrees to take other actions designed to enhance the possibility of the acquisition. Potential acquisition discussions frequently take place over a longer period of time and often involve difficult business integration and other issues, including in some cases retention of management personnel and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur may not result in binding legal agreements and may not be consummated.

MARKETS FOR OUR PRODUCTS AND SERVICES ARE EXTREMELY COMPETITIVE, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY IN THE FUTURE.

         The motorsports collectible and consumer products markets are extremely competitive. We compete with major domestic and international companies. Some of these competitors have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we possess. We cannot assure you that we will continue to be able to compete successfully in the future.

         Our motorsports die-cast collectibles compete with die-cast and other motorsports collectibles and, to a certain extent, die-cast replicas of motorsports vehicles that are sold through mass retail channels. Our motorsports apparel and souvenirs compete with similar products sold or licensed by drivers, owners, sponsors, and other licensors with which we currently do not have licenses as well as with sports apparel licensors and manufacturers in general. Emerging companies also may increase their participation in these motorsports markets. Our promotional programs must compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards.

         Our goracing.com network currently or potentially competes with companies that include motorsports or automotive-related news and information, community features, and products and services as part of their online offerings. In addition, online retailers may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established, and well-financed companies as use of the Internet and other online services increases. Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to Web site and systems development than we can through goracing.com. The e-commerce market is new, rapidly evolving, and intensely competitive, and we expect competition to intensify in the future.

REGULATION OF CORPORATE SPONSORSHIP MAY ADVERSELY AFFECT THE MOTORSPORTS
INDUSTRY.

         Tobacco and alcohol companies provide a significant amount of advertising and promotional support of racing events, drivers, and car owners. In 1996, the U.S. Food and Drug Administration published final regulations that would substantially restrict tobacco industry sponsorship of sporting events, including motorsports. The legality of these regulations has been challenged in court. The U.S. Supreme Court is reviewing these regulations on appeal, and we expect the Court to issue its decision during 2000. The FDA regulations, if ultimately approved, and any other legislation, regulations, or other initiatives that limit or prohibit advertisements of tobacco and alcohol products at racing events could ultimately affect the popularity of motorsports, which could have a material adverse effect on our business and operating results.

         In November 1998, certain major manufacturers of cigarettes and smokeless tobacco products and the attorneys general of 46 states agreed to settle certain lawsuits filed by more than 40 of the settling states and potential claims that could be brought by the remaining settling states. The terms of the settlement, among other things, limit sponsorship of racing events by the participating manufacturers and substantially eliminate outdoor advertising of tobacco products and any marketing or distribution of tobacco brand name merchandise. The settlement, however, permits the participating manufacturers to engage in limited sponsorships of racing events, drivers, or teams. The participating manufacturers may not refer to any sponsored event, driver, or team in their other advertisements of tobacco products. The terms of the settlement limit or prohibit our ability to sell licensed motorsports collectible and consumer products that include a tobacco brand name following the expiration of existing license agreements for those products. Domestic and international tobacco advertisers heavily subsidize certain NASCAR, NHRA, CART, Formula One, and other racing series and teams, and those series and teams may be challenged to find similar sponsorships. The limitations on tobacco company sponsorship imposed by the settlement and any further limitations imposed on tobacco or alcohol sponsorship of racing events could ultimately affect the popularity of motorsports, which could have a material adverse effect on our business and operating results.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS, INTERNATIONAL TRADE, EXCHANGE, AND FINANCING.

         We obtain most of our products from overseas manufacturers, particularly one third-party manufacturer of die-cast collectibles and other replicas in China. During fiscal 1999, we derived approximately 44% of our revenue from products that were manufactured by this third-party manufacturer. Because most of our products are manufactured overseas, we face risks in addition to the risks generally created by obtaining our products from third parties. In addition, as a result of the acquisition of MiniChamps and Goodsports, we now maintain business operations in Germany and Great Britain and we market motorsports collectible products throughout the world. Our reliance on third-party manufacturers to provide personnel and facilities in China, our maintenance of personnel, equipment, and inventories abroad, our plans to expand our product sales in international markets, and our plans to expand our Internet operations to include additional Web sites serving international markets expose us to certain economic and political risks. These risks include the following:

         -        management of a multi-national organization,

         - compliance with local laws and regulatory requirements, as well as changes in such laws and requirements,

         -        restrictions on the repatriation of funds,

         -        employment and severance issues,

         -        overlap of tax issues,

         - the business and financial condition of the third-party manufacturers,

         -        political and economic conditions abroad, and

         -        the possibility of
                  -- expropriation or nationalization of assets, -- supply disruptions,
                  -- currency controls,
                  -- exchange rate fluctuations, and
                  -- changes in tax laws, tariffs, and freight rates.

         Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect our ability to purchase our products from foreign suppliers or the price at which we can obtain those products. In November 1999, the United States and China signed an agreement that will lift trade barriers between the two countries and that advances China's efforts to join the World Trade Organization. Special interest groups have raised objections to these efforts and we cannot be certain whether or to what extent trade relations with China will continue to improve. Any developments that adversely affect trade relations between the United States and China in the future could impact our ability to obtain die-cast collectible products from our manufacturers.

         All of our purchases from our foreign manufacturers are denominated in U.S. dollars or in Hong Kong dollars, which are pegged to the U.S. dollar. As a result, the foreign manufacturers bear any risks associated with exchange rate fluctuations subsequent to the date we place orders with those manufacturers. An extended period of financial pressure on overseas markets or a devaluation of the Chinese currency that results in a financial setback to our overseas manufacturers, however, could have an adverse impact on our operations. Purchases of die-cast products from the China-based manufacturers generally require us to provide an international letter of credit in an amount equal to the purchase order. Although we currently have in place financing arrangements in an amount that we consider adequate for anticipated purchase levels, the inability to fund any letter of credit required by a supplier would have an adverse impact on our operations.

         Substantially all of our sales are denominated in either U.S. dollars, Deutschmarks, or British pounds sterling. As a result, international customers for our products bear any risks associated with exchange rate fluctuations subsequent to the date the order is placed. We may, however, experience losses as a result of exchange rate fluctuations between the dollar and the Deutschmark or the pound. In the future, we may seek to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. Any currency exchange strategy may be unsuccessful in avoiding exchange-related losses, and the failure to manage currency risks effectively may have a material adverse effect on our business, financial condition, and operating results. In addition, revenue earned in foreign countries may be subject to taxation by more than one jurisdiction, which would adversely affect our earnings.

         The "Euro" currency was introduced in certain Economic and Monetary Union countries in January 1999. All EMU countries are expected to be operating with the Euro as their single currency by 2002. We intend to monitor the impact, if any, that introduction of the Euro currency will have on our internal systems and the sale of our products and to take appropriate actions to address those issues if required. We cannot predict the impact, if any, that introduction of the Euro will have on our business, financial condition, or results of operations.

         Under the terms of our license agreement with Hasbro, Hasbro's royalty payments to us for sales by Hasbro in foreign countries are based on the exchange rates in effect on the last day of the calendar quarter for which such royalties are owed. As a result, we bear any risks that may be associated with exchange rate fluctuations between the date on which Hasbro records overseas sales of products subject to the license agreement and the last day of the calendar quarter in which the sales are made. Royalties from overseas sales of products by Hasbro do not represent a material percentage of our total revenue and we do not expect that such royalties will represent a material percentage of our total revenue in the future. As a result, we currently do not anticipate that we will engage in hedging transactions intended to offset potential adverse consequences of exchange rate fluctuations with respect to royalty payments due from Hasbro for sales in foreign countries.

WE MAY REQUIRE ADDITIONAL CAPITAL TO SUPPORT GROWTH.

         Our business operations have grown considerably in recent years as a result of various factors, including the following:

         - an increase in the number of licensing arrangements with race car drivers, team owners, sponsors, automobile manufacturers, and others,

         - expansion of our product offerings, including additional lines of die-cast replicas that have required substantial investments in new tooling, and

         -        significant acquisitions of complementary businesses.

We have financed this growth through cash generated by operations, debt and equity financings, and the issuance of our common stock in acquisitions. Continued rapid growth, whether externally through additional acquisitions or internally through new licensing arrangements, new product or service offerings, or development and expansion of our Internet operations, could require substantial additional capital in excess of cash resources, cash generated by operations, and funds available to us through our existing credit facility. We cannot predict the timing and amount of any such capital requirements at this time. Although we have been able to obtain adequate financing on acceptable terms in the past when necessary, such financing may not continue to be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand our business at the rate desired, which may adversely affect our operating results. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing shareholders.

WE DEPEND ON MANAGEMENT AND OTHER KEY PERSONNEL.

         Our development and operations to date have been, and our proposed operations will be, substantially dependent upon the efforts and abilities of our senior management, including Fred W. Wagenhals, the Company's Chairman of the Board, President, and Chief Executive Officer. The loss of services of one or more of our key employees, particularly Mr. Wagenhals, could have a material adverse effect on our company. We maintain key person insurance on the life of Mr. Wagenhals in the amount of $3.0 million. We do not maintain such insurance on any of our other officers.

WE MUST BE ABLE TO ATTRACT AND RETAIN SKILLED EMPLOYEES.

         Our success depends on our ability to continue to attract, retain, and motivate skilled employees. We may be unable to retain our key employees or attract, motivate, or retain other qualified employees in the future. Any failure to attract and retain key employees will materially and adversely affect our business.

WE HAVE SIGNIFICANT INDEBTEDNESS.

         As of September 30, 1999, we had outstanding approximately $112.0 million of indebtedness. This indebtedness includes $100.0 million principal amount of 4-3/4% Convertible Subordinated Notes due 2005 and approximately $12.0 million of other secured and unsecured indebtedness. In the future, we may face risks related to servicing our debt obligations as interest or principal payments become due. If we are unable to service our debt, we will be required to restructure or refinance our debt or pursue alternative sources of financing, which may include selling additional equity securities. We may not be able to successfully implement alternative strategies on satisfactory terms in the event that it becomes necessary to do so.

WE HAVE LIMITED PROTECTION OF OUR INTELLECTUAL PROPERTY, AND OTHERS COULD INFRINGE ON OR MISAPPROPRIATE OUR RIGHTS.

         We regard our trademarks, trade dress, copyrights, and other intellectual properties as critical to our success. Our failure to adequately protect our intellectual property could materially and adversely affect our business, operating results, and financial position. Our intellectual property rights primarily consist of (a) our trade names, logos, art, and (b) content of our Web sites and the software technology that operates goracing's Web sites. We have copyright protection for all original design and arrangement of the Web sites on the goracing.com network, as well as any original material that we produce to promote our products and services and the goracing.com network.

         We have registered trademarks for certain of our "Action" names and logos. We have applied for federal registration in the United States for various other "Action" names and logos, as well as "goracing.com," "SpeedMall," and other marks. The U.S. Patent and Trademark Office has suspended our "goracing.com" application, pending review and disposition of other possibly conflicting trademark applications and registrations for marks that include variations of the word "goracing." The U.S. Patent and Trademark Office also has informed us that another entity applied for federal registration of the name "SpeedMall" prior to our application. We believe that we used the "goracing.com" and "SpeedMall" marks prior in time to the other applications and registrations cited against us. We also believe that our acquisition of a potentially conflicting "goracing" trademark gives our "goracing.com" application priority over the other possibly conflicting applications or registrations. As a result, we do not believe that anyone else can obtain trademark protection for the "goracing.com" mark in the United States for an online business similar to the business that we operate. We may, however, find it necessary to engage in litigation to prove our "senior user" status with respect to these marks in order to obtain federal registration. We cannot assure you we will be successful in obtaining a federal registration for the "goracing.com," "SpeedMall," or other marks. Our ability to prevent others from using trademarks or names similar to marks and names that we use may be adversely impacted if our marks are regarded as descriptive or weak. Our inability to obtain trademark protection for our marks and names could have a material adverse effect on our business.

         We may not be able to obtain effective trademark, service mark, copyright, and trade secret protection in every country in which we make our products and services available online. We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights or to defend against claims of infringement. Policing unauthorized use of our proprietary rights is difficult. Litigation can be very expensive and can distract our management's time and attention, which could adversely affect our business. In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.

         As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants. These agreements may be ineffective in preventing misappropriation of technology and could be unenforceable. Misappropriation of our intellectual property or the litigation costs associated with our intellectual property could have a material adverse effect on us.

WE MAY BE UNABLE TO ACQUIRE OR MAINTAIN THE NECESSARY WEB DOMAIN NAMES.

         We currently hold several Web domain names, including "goracing.com" and "SpeedMall.com." Third parties currently own or could acquire similar domain names that could create confusion and divert traffic to other Web sites, which could adversely affect our Internet business. We may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. We also may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our proprietary rights relating to goracing.

THE MARKET PRICE OF OUR COMMON STOCK AND NOTES MAY BE EXTREMELY VOLATILE.

         The market price of our common stock has fluctuated dramatically during the last three years. See Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters." The period was marked by generally rising stock prices, extremely favorable industry conditions, and substantially improved operating results by our company. These favorable conditions may not continue. The trading price of our common stock in the past has been, and in the future could be, subject to wide fluctuations in response to a number of factors, including the following:

         -        quarterly variations in our operating results,

         - actual or anticipated announcements of new products or services by our company or our competitors,

         -        changes in analysts' estimates of our financial performance,

         -        general conditions in the markets in which we compete, and

         -        worldwide economic and financial conditions.

         The stock market also has experienced extreme price and volume fluctuations that have affected the market prices for many rapidly expanding companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of our common stock.

         The trading price of our subordinated notes will depend on the factors described above as well as on other factors, such as prevailing interest rates, perceptions of our creditworthiness, the market price of our common stock into which the subordinated notes are convertible, and the market for similar securities. As a result, the market price of our subordinated notes may trade at a discount from their principal amount based on such factors.

HOLDERS OF OUR SUBORDINATED NOTES AND HOLDERS OF OUR COMMON STOCK WILL BE SUBJECT TO ADDITIONAL RISKS ASSOCIATED WITH THOSE NOTES.

         Our subordinated notes are general unsecured obligations, subordinated in right of payment to all of our existing and future senior indebtedness. As a result of this subordination, in the event of any insolvency, liquidation or reorganization of our company or upon acceleration of the subordinated notes due to an event of default (as defined in the indenture governing the notes), the assets of our company will be available to pay obligations on the notes only after the administrative expenses of any bankruptcy proceeding and all senior indebtedness, if any, have been paid in full. As a result, there may not be sufficient assets remaining to pay amounts due on the notes and any of our other subordinated indebtedness then outstanding. The indenture does not prohibit or limit the ability of our company and our subsidiaries to incur additional indebtedness, including senior indebtedness. The incurrence of such indebtedness could adversely affect our ability to pay our obligations under the notes. In addition, the notes are not guaranteed by any of our subsidiaries. As a result, the notes effectively rank junior to all creditors of our subsidiaries.

         Upon the occurrence of certain adverse events, each holder of subordinated notes may require us to repurchase all or a portion of such holder's notes. If such an event were to occur, we may not have sufficient financial resources or may not be able to arrange financing to pay the repurchase price for all subordinated notes tendered by holders thereof. Our ability to repurchase the notes in such event may be limited by law, the indenture, and the terms of other agreements relating to borrowings that constitute senior indebtedness, as such indebtedness or agreements may be entered into, replaced, supplemented, or amended from time to time. We may be required to refinance senior indebtedness in order to make any such repurchase payments. If we are prohibited from repurchasing the subordinated notes, such failure would constitute an event of default under the indenture, which may constitute a further default under certain of our existing agreements relating to borrowings and the terms of other indebtedness that we may enter into from time to time. In such circumstances, the subordination provisions in the indenture would prohibit payments to the holders of the subordinated notes. Furthermore, we may not have the financial ability to repurchase the subordinated notes in the event that maturity of senior indebtedness is accelerated as a result of a default under the applicable loan or similar agreement. The repurchase of subordinated notes under the circumstances described above, or our inability to repurchase subordinated notes as required, could have a material adverse affect on our financial condition and operating results.

OUR BUSINESS COULD BE SEVERELY DISRUPTED IF OUR COMPUTER SYSTEMS OR THE COMPUTER SYSTEMS OF OTHER PARTIES ON WHICH WE RELY FAIL BECAUSE THEY ARE NOT "YEAR 2000" COMPLIANT.

         We depend upon complex computer software and systems for all phases of our operations. The failure of any of our software or systems to be Year 2000 compliant could disrupt the operation of our financial and management controls and reporting systems, could prevent us from being able to process or fulfill orders from our customers, and could disrupt our Internet operations.

         In addition to the systems and software that we use directly, our operations also depend on the performance of software and systems of our third-party manufacturers, vendors, and service providers. These include providers of financial, telecommunications, and parcel delivery services. We cannot assure you that these third parties have, or will have, operating software and systems that are Year 2000 compliant.

         We have completed an analysis of our material operating software and systems to assess and assure Year 2000 compliance. We also have been communicating with our third-party manufacturers, vendors, and service providers and others with whom we do business to coordinate Year 2000 readiness. The responses we have received to date have indicated that steps currently are being undertaken by our third-party manufacturers, vendors, and service providers to address this concern. However, any failure of our computer software and systems or the systems of third parties to achieve timely Year 2000 compliance could have a material adverse effect on our business, operating results, and financial position.


         If widespread failures occur, we believe the worst case scenario would include

         - the failure of our operating system, on which we maintain our inventory records, accounts payable, accounts receivable, order fulfillment, and other information vital to the operation of our business,

         - the failure of the servers hosting the goracing.com network, resulting in the inability of users to connect to the goracing.com network or to purchase products from us,

         - the failure of systems maintained by our critical suppliers and shippers, which could disrupt our ability to obtain or ship our products in a timely manner, and

         - the failure of third-party credit card systems, resulting in the inability of our customers to use their credit cards to purchase products from us.

         Any such worst case scenario, if not quickly remedied, would have a material adverse effect on our business. We have developed contingency plans to address the failure of our software or systems as a result of

Year 2000 issues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

RIGHTS TO ACQUIRE SHARES WILL RESULT IN DILUTION TO OTHER HOLDERS OF OUR COMMON STOCK.

         As of December 20, 1999, options to acquire a total of approximately 996,400 shares of our common stock were outstanding under our stock option plans. We also offer our employees the opportunity to buy our common stock at a discount under our employee stock purchase plan. Holders of our subordinated notes have the right to convert their notes into an aggregate of 2,074,688 shares of common stock at a conversion price of $48.20 per share. Holders of stock options, employees who participate in the purchase plan, and holders of subordinated notes will have the opportunity to profit from an increase in the market price of our common stock, with resulting dilution in the interests of other holders of common stock. The existence of such stock options, notes, and our purchase plan could adversely affect the terms on which we can obtain additional financing, and the option holders, note holders, and purchase plan participants can be expected to buy shares at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by such options, notes, and the purchase plan.

SALES OF ADDITIONAL SHARES OF COMMON STOCK COULD HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

         Sales of substantial amounts of common stock by our shareholders, or even the potential for such sales, may have a depressive effect on the market price of our common stock. Of the 16,937,419 shares of common stock outstanding as of December 20, 1999, 14,741,546 shares currently are eligible for resale in the public market without restriction or further registration unless held by an "affiliate" of our company, as that term is defined under applicable securities laws. The 2,195,873 remaining shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 under the securities laws, and may be sold only in compliance with Rule 144, pursuant to registration under the securities laws, or pursuant to an exemption therefrom. We have registered an aggregate of approximately 472,300 shares of such "restricted securities" for resale pursuant to an effective registration statements. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or an affiliate of our company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares. Approximately 1,950,000 shares held by certain of our officers and directors currently are available for sale under Rule 144.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, EVEN IF THE ACQUISITION WOULD BE IN THE BEST INTERESTS OF SHAREHOLDERS.

         Our Amended and Restated Articles of Incorporation, Amended and Restated Bylaws, and Arizona law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when those attempts may be in the best interests of our shareholders. The Amended and Restated Articles of Incorporation also authorize our Board of Directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting, liquidation, dividend, conversion, or other rights that adversely affect or dilute the voting power of the holders of common stock.

OUR OPERATING RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT.

         Some of the statements and information contained in this Report concerning future, proposed, and anticipated activities of our company, anticipated trends with respect to our revenue, operating results, capital resources, and liquidity or with respect to the markets in which we compete or the motorsports industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as that term is defined in the securities laws. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Special Considerations."

ITEM 2.    PROPERTIES

         We lease a newly constructed, approximately 140,000 square foot building in Phoenix, Arizona. We use approximately 38,000 square feet of this facility for our corporate headquarters and approximately 102,000 square feet for warehouse space and packaging operations. The initial term of the lease expires in August 2007, with two five-year renewal options.

         We lease a newly constructed, approximately 65,000 square foot building in Tempe, Arizona for our goracing operations. The initial term of the lease expires in October 2009, with two five-year renewal options.

         We also lease a newly constructed, approximately 121,000 square foot facility in the Charlotte, North Carolina, vicinity for our operations in that area. We utilize approximately 42,000 square feet of the new facility for offices and approximately 79,000 square feet for warehouse space and distribution operations. The initial term of the lease expires in June 2018, with four five-year renewal options.

         We currently lease two facilities in Atlanta, Georgia, for our Image Works operations. One facility consists of approximately 77,400 square feet, of which we utilize approximately 14,000 square feet for offices and approximately 63,400 square feet for manufacturing and warehouse operations. The lease on this facility expires in January 2001. The second facility consists of approximately 21,900 square feet, of which we utilize approximately 19,400 square feet for warehouse and distribution operations and approximately 2,500 square feet for offices. The lease on this facility expires in February 2001.

         We own a newly constructed, approximately 55,000 square foot facility in Aachen, Germany, for our MiniChamps operations. We utilize approximately 39,000 square feet of this facility for our European warehouse and distribution operations and approximately 16,000 square feet for office space.

         We lease approximately 10,000 square feet of office space in the London, England metropolitan area for our international licensing and apparel distribution operations. The lease on this office expires in December 2009.

ITEM 3.    LEGAL PROCEEDINGS

         On March 4, 1997, two class action lawsuits were filed against our company and approximately 28 other defendants in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants engaged in price fixing and other anti-competitive activities in violation of federal antitrust laws. The alleged class of plaintiffs consists of all purchasers of souvenirs or merchandise from licensed vendors at any NASCAR Winston Cup race or supporting event during the period commencing January 1, 1991. We were named as a defendant based upon actions alleged to have been taken by Sports Image and Creative Marketing & Promotions, Inc. prior to our acquisitions of the assets and capital stock, respectively, of those entities. The actions were subsequently consolidated by order of the court. The caption of the consolidated action is "In re Motorsports Merchandise Antitrust Litigation" and the files are maintained under Master File No. 1-97-CV-0569-CC.

         On July 31,1997, we acquired all of the outstanding capital stock of RYP, which is another defendant in the motorsports merchandise antitrust litigation. Accordingly, we assumed the defense of this matter with respect to claims based upon actions alleged to have been taken by RYP and will be responsible for costs, fees, expenses, damages, payments, credits, rebates, and penalties, if any, arising out of this matter with respect to RYP. The seller of RYP has agreed to be responsible for amounts, if any, in excess of $400,000. The $400,000 cap excludes attorneys fees and certain other costs and expenses that we may incur in defending or settling this matter.

         The plaintiffs requested injunctive relief and monetary damages of three times an unspecified amount of damages that the plaintiffs claim to have actually suffered. In order to avoid further expense and the distraction of our management that protracted litigation might create, on September 30, 1999, our company and the plaintiffs entered into a memorandum of understanding with respect to the settlement of this lawsuit. Final settlement of this matter will be subject to the negotiation and execution of definitive settlement agreements, as well as approval by the court. In connection with the memorandum of understanding, we recorded a non-recurring pretax charge of $3.6 million during the fourth quarter of fiscal 1999 to reflect the financial terms of the proposed settlement, as well as legal and other expenses related to the lawsuit and proposed settlement.

         On November 30, 1999, a class action lawsuit was filed against our company in the United States District Court for the District of Arizona, case No. CIV'99 2106 PHXROS. Fred W. Wagenhals and Tod J. Wagenhals, directors and officers of our company, and Christopher S. Besing, a former director and officer of our company, also were named as defendants. The lawsuit alleges that our company and the other defendants violated the Securities Exchange Act of 1934 by (a) making allegedly false statements about the state of our business and the shipment of certain products to a customer, or (b) participating in a fraudulent scheme that was intended to inflate the price of our common stock. The alleged class of plaintiffs consists of all persons who purchased our publicly traded securities between July 27, 1999 and November 4, 1999. The plaintiffs are requesting an unspecified amount of monetary damages. We intend to vigorously defend the claims asserted in the lawsuit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Our common stock has been quoted on the Nasdaq National Market under the symbol "ACTN" since April 27, 1993. The following table sets forth the quarterly high and low closing sale prices of our common stock on the Nasdaq National Market for the calendar periods indicated.

                                                                                     COMMON STOCK
                                                                                     HIGH       LOW
            1997:
                First Quarter.............................................         $24.25    $16.50
                Second Quarter............................................          29.00     18.00
                Third Quarter.............................................          36.13     25.38
                Fourth Quarter............................................          38.00     23.00

            1998:
                First Quarter.............................................         $38.88    $30.75
                Second Quarter............................................          37.13     25.91
                Third Quarter.............................................          37.25     23.13
                Fourth Quarter............................................          37.63     18.63

            1999:
                First Quarter.............................................         $48.00    $27.88
                Second Quarter............................................          42.00     26.88
                Third Quarter.............................................          37.06     17.75
                Fourth Quarter (through December 20, 1999)................          23.69      9.25

         As of December 20, 1999, there were approximately 370 holders of record of our common stock. On December 20, 1999, the closing sales price of our common stock on the Nasdaq National Market was $9.25 per share.

ITEM 6. SELECTED FINANCIAL DATA

         The selected historical financial data presented below as of and for the five years ended September 30, 1999 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------
                                                 1995           1996        1997(1)      1998(2)       1999(3)
                                            ------------    ----------    ----------    ---------    ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Sales:
   Collectibles........................     $     23,443    $   40,904    $   68,932    $ 142,026    $  214,429
   Apparel and souvenirs...............            1,190         1,961        60,430      106,712       119,922
   Other(4)............................            1,498         1,351         1,018        3,139         8,094
                                            ------------    ----------    ----------    ---------    ----------
     Net sales.........................           26,131        44,216       130,380      251,877       342,445
Cost of sales..........................           15,882        25,296        80,995      157,079       210,768
                                            ------------    ----------    ----------    ---------    ----------
Gross profit...........................           10,249        18,920        49,385       94,798       131,677
Selling, general and administrative
   expenses............................            6,115         9,262        24,564       45,344        68,036
Settlement costs (5)...................               --            --         5,400          950         3,600
Amortization of goodwill and other
   intangibles.........................                4             4         1,286        4,392         6,818
                                            ------------    ----------    ----------    ---------    ----------
                                                   6,119         9,266        31,250       50,686        78,454
                                            ------------    ----------    ----------    ---------    ----------
Income from operations.................            4,130         9,654        18,135       44,112        53,223
Interest income (expense) and other,
   net.................................               24           216        (1,225)      (3,134)       (6,328)
                                            ------------    ----------    ----------    ---------    ----------
Income before provision for
   income taxes........................            4,154         9,870        16,910       40,978        46,895
Provision for income taxes.............            1,384         3,917         6,764       16,391        18,526
                                            ------------    ----------    ----------    ---------    ----------
Net income.............................     $      2,770    $    5,953    $   10,146    $  24,587    $   28,369
                                            ============    ==========    ==========    =========    ==========
Net income per common
   share, assuming dilution(6).........     $       0.26    $     0.46    $     0.69    $    1.48    $     1.65
                                            ============    ==========    ==========    =========    ==========
Weighted average number of
   common shares, assuming
   dilution(6).........................           10,899        13,028        14,624       16,647        19,179

OTHER FINANCIAL DATA:
Ratio of earnings to fixed charges(7)..            14.8x         44.7x          8.2x         8.2x          7.7x

CONSOLIDATED BALANCE SHEET DATA
   (AT END OF PERIOD):
Working capital........................     $     11,922    $   18,094    $   56,975    $  86,939    $  107,797
Total assets...........................           23,351        31,649       141,325      305,934       335,747
Total debt.............................              288           365        22,586      135,596       111,921
Shareholders' equity...................           18,890        26,996       103,168      136,432       172,991

--------------------

(1) Fiscal 1997 results include the results of operations of Sports Image, Motorsports Traditions, RYP, Image Works, and Simpson, beginning as of their respective dates of acquisition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

(2) Fiscal 1998 results include the results of operations of the Rusty Wallace acquisition, the Revell acquisition, and the acquisitions of Brookfield, Chase, MiniChamps, and Performance Plus, beginning as of their respective dates of acquisition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview."

(3) Fiscal 1999 includes the results of operations of IPG, Tech 2000, and Goodsports, beginning as of their respective dates of acquisition. See
         Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

(4) Includes (a) the revenue of our mini vehicle operations through the discontinuation of those operations in March 1995, and (b) royalty and license fees beginning in fiscal 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

(5) Represents (a) a one-time charge of approximately $5.4 million for settlement costs and related legal and other expenses in fiscal 1997,
         (b) a one-time charge of approximately $950,000 for settlement costs and related legal and other expenses in fiscal 1998, and (c) a one-time charge of approximately $3.6 million for settlement costs and related legal and other expenses in fiscal 1999.

(6) Adjusted to reflect the two-for-one stock split effected as a stock dividend on May 28, 1996, and restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

(7) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before provision for income taxes plus fixed charges. Fixed charges consist of interest expense (including the amortization of debt issuance costs) plus that portion of rental payments on operating leases deemed representative of the interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We design and market licensed motorsports products, including die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. We also operate "goracing.com," which provides worldwide motorsports-related news and information, an online meeting place and community for motorsports fans, and an extensive e-commerce marketplace for motorsports-related die-cast collectibles, apparel, and souvenirs. We also develop promotional programs for sponsors of motorsports that feature our die-cast replicas or other products and that are intended to increase brand awareness of the products or services of the corporate sponsors. Third parties manufacture all of our motorsports collectibles and most of our apparel and souvenirs, generally utilizing our designs, tools, and dies. We screen print and embroider a portion of the licensed motorsports apparel that we sell.

         Our company was incorporated in Arizona in May 1992 and we began marketing die-cast collectibles in July 1992. In August 1994, we acquired certain assets and liabilities of Fan Fueler, Inc. and began marketing licensed motorsports consumer products. During fiscal 1993 and 1994 and the first two quarters of fiscal 1995, we designed and marketed pedal, electric, and gas-powered mini vehicles, primarily as specialty promotional items. We sold the assets related to our mini vehicle operations in March 1995.

         In November 1996, we acquired Sports Image and in January 1997 we acquired Motorsport Traditions, both of which marketed and distributed licensed motorsports apparel, die-cast collectibles, and other souvenir items. In July 1997, we acquired RYP, which had operations similar to those of Sports Image and Motorsport Traditions. In July 1997, we also acquired Image Works, which manufactures and markets licensed motorsports apparel through the mass-merchandising markets. We acquired certain assets and assumed certain liabilities related to the mini-helmet collectible business of Simpson in August 1997. Following these acquisitions, we took a number of actions intended to integrate the operations of the acquired companies with our existing operations and to reduce overall selling, general, and administrative expenses associated with the acquired entities. These efforts had a meaningful impact on our results of operations beginning in the second half of fiscal 1997.

         In December 1997, we completed an acquisition in which we acquired assets related to sales of motorsports merchandise licensed by NASCAR driver Rusty Wallace. In December 1997, we also acquired the assets related to certain "Revell" trademarked die-cast products. Our company and Revell also entered into a 10-year license agreement and a long-term strategic alliance involving extensive marketing and distribution arrangements.

         In January 1998, we acquired the assets and assumed certain liabilities of Brookfield, which distributes various motorsports collectibles and other die-cast replicas. In May 1998, we acquired a majority interest in Chase, which licenses apparel and clothing accessories that bear "Chase" branded marks. In August 1998, we acquired an 80% interest in MiniChamps, which markets and distributes die-cast replicas of Formula One and GT race cars as well as factory production cars, driver figurines, and other motorsports collectibles. In September 1998, we acquired a majority interest in Performance Plus, which develops and markets driver-endorsed nutritional products, including vitamins, energy bars, and energy drinks.

         In October 1998, we acquired IPG, which expanded our resources and ability to develop promotional programs for corporate sponsors of motorsports. In November 1998, we acquired Tech 2000, which operates the goracing.com network. In January 1999, we acquired Goodsports, which markets and distributes licensed Formula One apparel and related products.

         During fiscal 1999, we significantly expanded our emphasis on developing the Internet as an important distribution channel for our products. In February 1999, we launched our e-commerce Web sites dedicated to sales of our products, as well as SpeedMall, which includes Web sites that sell motorsports and automotive-related products offered by other companies. In October 1999, we acquired Fantasy Sports Enterprises, which develops and operates "fantasy" auto racing and other sports-related games via the Internet and by traditional means.

         We believe that the acquisitions described above provide us with enhanced revenue opportunities as a result of the synergies created by expanded product offerings and additional distribution channels. For example, in fiscal 1997 we began developing new lines of licensed motorsports apparel and souvenirs for exclusive sales through our Collectors' Club. These acquisitions also provide opportunities for additional sales growth of our die-cast, apparel, and other products through trackside sales, corporate promotional programs, our e-commerce Web sites and fan clubs.

         Prior to the fiscal 1997 and 1998 acquisitions, our revenue consisted primarily of sales of die-cast collectibles. The revenue of the businesses acquired during fiscal 1997 and 1998 consisted primarily of sales of either die-cast or other collectibles or licensed motorsports apparel and souvenirs. As a result of these acquisitions and our subsequent efforts to develop new product lines and distribution channels, sales of collectible products represented approximately 63% of net sales in fiscal 1999 and sales of apparel and souvenirs represented approximately 35% of net sales in fiscal 1999.

         In fiscal 1995 and 1996, other revenue consisted primarily of sales from the mini-vehicle operations that we sold in fiscal 1995. Beginning in fiscal 1997, other revenue consists of royalty income derived from apparel licensing activities by Chase and our license agreement with Hasbro, as well as revenue from Internet advertising and Web site development.

         Our cost of sales consists primarily of the cost of products procured from third-party manufacturers, royalty payments to licensors, and depreciation of tooling and dies. Significant factors affecting our cost of sales as a percentage of net sales include

         - the overall percentage of net sales represented by sales of die-cast collectible products, which typically carry higher gross margins than our other products,

         - the percentage of sales of die-cast collectible products represented by sales through the Collectors' Club, which typically carry higher gross margins than sales of such products through wholesale distributors,

         - the effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales, and

         - fluctuations in royalty rates associated with corporate promotional programs.

         Increased sales of licensed apparel and souvenirs following the fiscal 1997 acquisitions resulted in lower overall gross margins during fiscal 1997 and 1998 as a result of lower gross margins generally associated with the acquired product lines. Sales of collectible products as a percentage of net sales increased in fiscal 1999 as a result of the successful completion of several large - scale corporate promotional programs. As a result, gross margins improved slightly in fiscal 1999 as compared with fiscal 1997 and 1998.

         Selling, general, and administrative expenses include general corporate expenses. We anticipate that our ongoing efforts to consolidate our operations and reduce operating costs will enable us to lower selling, general, and administrative expenses related to our core business operations. We anticipate that expenses related to our Internet operations, however, will offset any savings we achieve in other areas. We recorded goodwill and other intangibles of approximately $50.0 million in connection with the fiscal 1997 acquisitions, $61.8 million from the acquisitions completed in fiscal 1998, and approximately $11.1 million from the acquisitions completed in fiscal 1999. We are amortizing the goodwill and other intangibles over three to 25 years.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                                                   YEAR ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------
                                                  1995         1996         1997          1998           1999
                                                  ----         ----         ----          ----           ----
Sales
   Collectibles.........................          89.7%         92.5%         52.9%       56.4%          62.6%
   Apparel and souvenirs................           4.6           4.4          46.3        42.4           35.0
   Other................................           5.7           3.1           0.8         1.2            2.4
                                                ------        ------         -----      ------         ------
     Net sales..........................         100.0         100.0         100.0       100.0          100.0
Cost of sales...........................          60.8          57.2          62.1        62.4           61.5
                                                ------        ------         -----      ------         ------
Gross profit............................          39.2          42.8          37.9        37.6           38.5
Selling, general and administrative
   expenses.............................          23.4          21.0          18.8        18.0           19.9
Settlement costs(1).....................          ---           ---            4.2         0.4            1.1
Amortization of goodwill and other
   intangibles..........................          ---           ---            1.0         1.7            2.0
                                                ------        ------         -----      ------         ------
Income from operations..................          15.8          21.8          13.9        17.5           15.5
Interest income (expense) and other,
   net..................................           0.1           0.5          (0.9)       (1.2)          (1.2)
                                                ------        ------         ------     -------        -------
Minority interest in earnings...........          ---           ---           ---          0.1            0.6
Income before provision for
   income taxes.........................          15.9          22.3          13.0        16.3           14.3
Provision for income taxes..............           5.3           8.8           5.2         6.5            5.4
                                                ------        ------         -----      ------         ------
Net income..............................          10.6%         13.5%          7.8%        9.7%           8.3%
                                                ======        ======         =====      ======         ======

------------------

(1) Fiscal 1997 includes a one-time charge of approximately $5.4 million for costs and legal and other expenses related to the settlement of a lawsuit. Excluding the one-time charge, fiscal 1997 income from operations, income before provision for income taxes, and net income would have been approximately 18.1%, 17.1%, and 10.3% of net sales, respectively. Fiscal 1998 includes a one-time charge of approximately $950,000 for costs and other expenses related to the settlement of a lawsuit. Excluding the one-time charge, fiscal 1998 income from operations, income before provision for income taxes, and net income would have been 17.9%, 16.7%, and 10.0% of net sales, respectively. Fiscal 1999 includes a one-time charge of approximately $3.6 million for costs and other expenses related to the settlement of a lawsuit. Excluding the one-time charge, fiscal 1999 income from operations, income before provision for income taxes, and net income would have been 16.6%, 15.4%, and 8.9% of net sales, respectively.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1998

         Net sales increased 36% to $342.4 million for the year ended September 30, 1999 from $251.9 million for the year ended September 30, 1998. We attribute the improvement in sales during fiscal 1999 primarily to (1) our ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of souvenirs, apparel, and die-cast collectible goods; (2) additional revenue from promotional programs for die-cast, apparel, and souvenirs; (3) expanded sales through our retail trackside operations and mass retail channels; (4) a full year's revenue from our international operations; and (5) an increase in Collectors' Club membership. The number of members in the Collectors' Club increased to approximately 167,000 members at September 30, 1999 from approximately 148,000 members at September 30, 1998.

         Gross profit increased to $131.7 million in fiscal 1999 from $94.8 million in fiscal 1998, representing 38.5% and 37.6% of net sales, respectively. The increase in gross profit as a percentage of net sales resulted primarily from (a) greater economies of scale as a result of the larger production runs associated with the corporate promotional programs conducted during fiscal 1999, which decreased costs of sales as a percentage of sales for those products; and
(b) an increase in sales, as a percentage of total sales, of die-cast products, which typically provide higher gross margins than our other products.

         Selling, general and administrative expenses increased to $68.0 million in fiscal 1999 from $45.3 million in fiscal 1998, representing 19.9% and 18.0% of net sales, respectively. The increase in such expenses as a percentage of sales resulted primarily from (a) development and other operating costs related to the launch of our Internet operations in fiscal 1999; (b) increased depreciation expenses of approximately $6.3 million associated with capitalized costs added in fiscal 1998, and (c) increased expenses for facilities and personnel, particularly in our Charlotte operations.

         Settlement costs of $3.6 million for the year ended September 30, 1999 resulted from a one-time charge for the settlement of a lawsuit and related legal charges. This settlement represented 1.1% of net sales in fiscal 1999.

         Amortization of goodwill and other intangibles increased to $6.8 million for the year ended September 30, 1999 from $4.4 million for the year ended September 30, 1998. The increase in amortization of goodwill and other intangibles is related to (1) an approximately $800,000 expense recorded in connection with the acquisitions of Tech 2000 and Goodsports during fiscal 1999, and (2) an additional $1.6 million of amortization of goodwill and other intangibles associated with our fiscal 1998 acquisitions, which were expensed over the entire year in fiscal 1999. We amortize the goodwill and other intangible assets over periods of three to 25 years.

         Interest income (expense) and other, net, changed to a net expense of approximately $4.4 million in fiscal 1999 from approximately $2.9 million in fiscal 1998. The change was primarily attributable to an increase in interest expense of approximately $1.4 million related to the convertible subordinated notes.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1997

         Net sales increased 93.2% to $251.9 million for the year ended September 30, 1998 from $130.4 million for the year ended September 30, 1997. We attribute the improvement in sales during fiscal 1998 primarily to (1) revenue from our fiscal 1997 and 1998 acquisitions, (2) our ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of souvenirs, apparel, and die-cast collectible goods, and (3) an increase in membership in the Collectors' Club to approximately 148,000 members at September 30, 1998 from approximately 100,000 members at September 30, 1997.

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

         Amortization of goodwill and other intangibles increased to $4.4 million for fiscal 1998 from $1.3 million for fiscal 1997. The increase in amortization of goodwill and other intangibles is related to the acquisitions of Sports Image, Motorsport Traditions, and other entities. We recorded goodwill and other intangibles of $50.0 million in connection with the fiscal 1997 acquisitions, and recorded an additional $61.8 million of goodwill and other intangibles from the acquisitions completed in fiscal 1998. We are amortizing the goodwill and other intangibles over periods of three to 25 years.

         Interest income (expense) and other, net, changed to a net expense of approximately $2.9 million for fiscal 1998 from a net expense of approximately $1.2 million for fiscal 1997. The change was primarily attributable to an increase in interest expense of approximately $3.5 million related to the issuance of $100.0 million of subordinated notes in March 1998, offset by an increase in interest income of approximately $1.8 million related to proceeds from our common stock offering in June 1997 and the sale of the subordinated notes in March 1998.

PRO FORMA RESULTS OF OPERATIONS

         The following table sets forth the unaudited pro forma income statement data of our company for the fiscal years ended September 30, 1998 and 1999, giving effect to (a) the acquisitions of the Rusty Wallace acquisition, the Revell acquisition, and the acquisitions of Brookfield, Chase, MiniChamps, Performance Plus, IPG, Tech 2000, and Goodsports as if they had occurred on October 1, 1997, using the purchase method of accounting for business combinations, except for IPG, which was accounted for as a pooling of interests, and (b) the conversion of the 4-3/4% Convertible Subordinated Notes due 2005, which are convertible at the option of the holders into shares of common stock. The conversion of the notes had an anti-dilutive effect on earnings per share for fiscal year 1998 and therefore are not assumed converted during that period. The unaudited pro forma income statement data presented below does not purport to represent what our actual results of operations would have been had those acquisitions occurred on October 1, 1997 or to project our results of operations for any future period.

                                                                                     FISCAL YEAR ENDED
                                                                       -------------------------------------------
                                                                       SEPTEMBER 30, 1998       SEPTEMBER 30, 1999
                                                                       ------------------       ------------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.......................................................          $  292,753                $  345,245
Net income(1)...................................................              24,043                    27,871
Interest, net of tax, on convertible subordinated notes
  payable.......................................................                  --                     3,216
                                                                          ----------                ----------
Net income attributable to diluted shares outstanding(1)........              24,043                    31,087
Net income per common share, assuming dilution(1)...............          $     1.44                $     1.62

--------------------

(1) Pro forma amounts for fiscal 1998 include the one-time charge of approximately $950,000, or $0.03 per share, for legal settlement costs and related charges. Pro forma amounts for fiscal 1999 include the one-time charge of approximately $3.6 million, or $0.11 per share, for legal settlement costs and related charges.

         The pro forma results shown above do not account for efficiencies gained upon the consolidation of operations, including the elimination of duplicative functions and reduction of salary expense and other related costs. The pro forma results of operations for the years ended September 30, 1998 and 1999 reflect the amortization of goodwill and other intangibles arising from the fiscal 1998 and fiscal 1999 acquisitions and include additional interest expense associated with any financing of the acquisitions.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain unaudited quarterly results of operations for each of the eight quarters in the fiscal years ended September 30, 1998 and 1999. All quarterly information was obtained from unaudited financial statements not otherwise contained in this Report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                           FISCAL 1998
                                                ----------------------------------------------------------------
                                                1ST QUARTER     2ND QUARTER(1)     3RD QUARTER       4TH QUARTER
                                                -----------     --------------     -----------       -----------
Net sales..............................         $ 42,918         $  53,155         $   76,793       $   79,011
Gross profit...........................           15,056            20,061             29,528           30,052
Income from operations.................            6,375             7,467             15,032           15,237
Net income.............................         $  3,656         $   4,036         $    8,548       $    8,347
Net income per common share,
   assuming dilution...................         $   0.22         $    0.24         $     0.50       $     0.49
Weighted average number of common
   shares, assuming dilution...........           16,568            16,666             18,766           18,781

                                                                           FISCAL 1999
                                                ------------------------------------------------------------------
                                                1ST QUARTER       2ND QUARTER      3RD QUARTER     4TH QUARTER (2)
                                                -----------       -----------      -----------     ---------------
Net sales..............................         $ 71,566         $  78,928         $  101,524       $   90,427
Gross profit...........................           25,735            29,995             40,836           35,111
Income from operations.................            9,678            12,393             20,957           10,195
Net income.............................         $  4,923         $   6,504         $   11,570       $    5,372
Net income per common share,
   assuming dilution...................         $   0.29         $    0.38         $     0.64       $     0.31
Weighted average number of common
   shares, assuming dilution...........           16,878            17,179             19,297           17,137

--------------------

(1) Includes a one-time charge of approximately $950,000 for costs and legal and other expenses related to the settlement of a lawsuit. Excluding the one-time charge, income from operations, net income, and net income per common share, assuming dilution, for the second quarter of fiscal 1998 would have been approximately $8,417, $4,606, and $0.28, respectively.

(2) Includes a one-time charge of approximately $3.6 million for costs and legal and other expenses related to the settlement of a lawsuit. Excluding the one-time charge, income from operations, net income, and net income per common share, assuming dilution, for the fourth quarter of fiscal 1999 would have been approximately $13,795, $7,532, and $0.44, respectively. We had previously accounted for the Tech 2000 acquisition as a pooling of interests. We subsequently determined that the transaction should be accounted for as a purchase. The effect of reflecting the Tech 2000 acquisition as a purchase rather than a pooling is immaterial to our quarterly and year-end operating results.

         Our revenue and operating results may be subject to quarterly and other fluctuations as a result of a variety of factors. As a result of the fiscal 1998 and 1999 acquisitions, we believe that quarter-to-quarter comparisons of our past financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

SEASONALITY

         Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (our third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products. Our limited Internet operating history and the new and rapidly evolving Internet markets make it difficult to predict the effects of seasonality on our business in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital position increased to $106.6 million at September 30, 1999 from $86.9 million at September 30, 1998. The increase of $19.7 million is primarily attributable to increased inventories and accounts receivables and decreased accounts payable through results of operations.

         Capital expenditures for the year ended September 30, 1999 totaled approximately $26.7 million, of which we utilized approximately $10.0 million for our continued investment in tooling.

         During the year ended September 30, 1999, we issued 332,922 shares of common stock upon the exercise of stock options, resulting in total proceeds to us of approximately $3.8 million.

         On March 24, 1998, we sold $100.0 million of 4-3/4% Convertible Subordinated Notes due 2005. The subordinated notes are convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on the notes is payable semi-annually on April 1 and October 1 of each year. The notes mature on April 1, 2005. The notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior indebtedness, as defined in the notes. The indenture governing the notes does not limit or prohibit our company or our subsidiaries from incurring additional debt, including senior indebtedness. We have the option to redeem the notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the indenture governing the notes. Upon the occurrence of a "change in control" or a "termination of trading," as defined in the indenture, the holders of the subordinated notes will have the right to require us to repurchase all or any part of such holders' notes at 100% of their principal amount, plus accrued and unpaid interest.

         On August 5, 1998, we entered into an amended and restated credit agreement with First Union National Bank of North Carolina. The credit facility consists of a revolving line of credit for up to $20.0 million, which includes up to $5.0 million for standby letters of credit (the "Line of Credit") and a $30.0 million trade letter of credit/bankers' acceptance facility (the "Letter of Credit/BA Facility"). The Line of Credit bears interest, at our option, at a rate equal to (i) the Alternate Base Rate (as described below) plus an applicable margin as defined in the credit agreement or (ii) LIBOR plus an applicable margin as defined in the credit agreement. The "Alternate Base Rate" under the Line of Credit is the greater of (a) the bank's publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined) plus 0.5%. The Line of Credit matures on April 1, 2001 with respect to the revolving line of credit portion of the Line of Credit, and on April 1, 2000 with respect to the standby letter of credit portion of the Line of Credit and the Letter of Credit/BA Facility, subject to extensions by First Union. Our domestic subsidiaries have guaranteed our obligations under the Credit Facility. The Line of Credit contains provisions that require us to comply with certain financial covenants and that limit our ability to incur additional debt or make certain investments, to sell assets, to engage in certain mergers or consolidations, or to pay dividends. We did not have any outstanding borrowings under the Line of Credit as of September 30, 1999. We had outstanding purchase commitments of approximately $6.0 million under the Letter of Credit/BA Facility as of September 30, 1999.

         On January 2, 1997, we issued an aggregate of $20.0 million principal amount of senior notes to three insurance companies. The senior notes bore interest at the rate of 8.05% per annum, and matured in January 1999. We used available cash resources, including the proceeds from the convertible subordinated notes, to repay the senior notes at maturity.

         On October 27, 1998, we acquired all of the outstanding stock of IPG in exchange of 35,000 shares of our restricted common stock. IPG creates and develops promotional programs for corporate sponsors of motorsports.

         On November 23, 1998, we acquired Tech 2000, a privately held Internet company, through a merger of Tech 2000 and our wholly owned subsidiary goracing Interactive Services, Inc. (formerly "Action Interactive, Inc."). Under the terms of the merger agreement, we issued 137,922 shares of restricted common stock in exchange for all of the issued and outstanding common stock of Tech 2000.

         On January 11, 1999, we acquired all of the outstanding stock of Goodsports Holdings Pty. Ltd., an Australian-based marketer of Formula One-related apparel and other merchandise. The consideration paid by our company consisted of the assumption of certain liabilities and contingent payments of up to $3.6 million to be paid over a four-year period based upon the attainment of certain performance objectives.

         We formed goracing.com, inc. on May 5, 1999. On July 1, 1999, we contributed to goracing all of our interest in (a) the Collectors' Club, (b) goracing Direct Sales, LLC, which provides Internet distribution services for all of our product lines other than those sold through the Collectors' Club, and
(c) goracing Interactive Services, Inc. (formerly Tech 2000), which develops and operates the Web sites that constitute the goracing.com network. We contributed the operations of the Collectors' Club to goracing along with the other Internet operations because of the increasing migration of club members to use of the Internet to order our products and the importance of providing seamless order fulfillment services to them. On July 6, 1999, goracing.com, inc. filed a registration statement with the Securities and Exchange Commission for an initial public offering of its Class A common stock. In December 1999, we announced that we would indefinitely postpone the goracing public offering. We will record non-recurring charges of up to $2.0 million in the first quarter of fiscal 2000 for expenses incurred in connection with the proposed offering, as well as various management restructuring charges that occurred during the first quarter of fiscal 2000.

         In August 1999, goracing entered into an agreement with a financial institution under which goracing has available up to $7.0 million for the purposes of acquiring capital equipment under operating leases. As of September 30, 1999, goracing had executed operating leases totaling approximately $3.7 million under this agreement. We have guaranteed goracing's obligations under this agreement.

         In December 1999, our Board of Directors approved a program in which we may repurchase up to $40.0 million of our common stock in the open market or in privately negotiated transactions. The initial term of the repurchase program will be one year, subject to extension by the Board of Directors depending on market conditions.

         We are a defendant in various lawsuits, including a securities class action lawsuit filed in November 1999. See Item 3, "Legal Proceedings." We have agreed to settle one lawsuit and we recorded a non-recurring pretax charge of $3.6 million in the fourth quarter of fiscal 1999 to reflect the financial terms of the proposed settlement, as well as legal and other expenses related to the lawsuit and proposed settlement. The final settlement will be subject to the negotiation and execution of definitive settlement agreements, as well as court approval. We have not made any provisions in our financial statements with respect to the securities class action lawsuit we are defending. The imposition of any additional damages in the lawsuit we have agreed to settle or the imposition of damages in the securities class action lawsuit could have a material adverse effect on our results of operations and financial position.

         From time to time we also are subject to certain asserted and unasserted claims encountered in the normal course of business. We believe that the resolution of these matters will not have a material adverse effect on our financial position or results of operations. We cannot provide assurance, however, that damages that result in a material adverse effect on our financial position or results of operation will not be imposed in these matters.

         We believe that our current cash resources, our credit facility with First Union, goracing's commitment for capital equipment lease financing, and expected cash flow from operations will be sufficient to fund our capital needs during the next 12 months at our current level of operations, apart from capital needs resulting from additional acquisitions and the capital required to enable goracing to fully execute its growth strategy. goracing will require additional capital from our capital resources or from outside sources to be able to fully execute its growth strategy. We may be required to obtain additional capital to fund the planned growth of other aspects of our business during the next 12 months and beyond. Potential sources of any such capital may include the proceeds from the exercise of outstanding options, bank financing, strategic alliances, and additional offerings of our equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse effect on our business.

YEAR 2000 COMPLIANCE

         We are heavily dependent upon complex computer software and systems for our operations. Many existing computer programs and systems use only two digits to identify a year in the date field. These programs and systems were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at January 1, 2000.

State of Readiness

         All of our material operating software and our information technology systems and other systems, including telecommunications and warehouse systems, were developed or are supported either by our internal staff or by third-party vendors. During 1997, we engaged Computer Associates International, Inc. to commence a program to install new information technology, or IT, and non-IT systems including hardware and software programs that are intended to integrate management information systems throughout our organizational structure, as well as to comply with Year 2000 requirements. As of the date of this Report, the installation is complete and operational with respect to those systems that we believe were not Year 2000 compliant. We believe that our new software systems will comply with the Year 2000 requirements, and we do not anticipate any material disruption to our operations as a result of any failure of any of our systems to function properly beyond December 31, 1999.

         We are coordinating the delivery, receipt, and summary of results of Year 2000 surveys sent for the purpose of determining Year 2000 readiness of our significant vendors and suppliers. We have determined that there are 111 significant vendors and suppliers. Of the 111 surveys sent to significant vendors and suppliers, 35 have provided written affirmation that they are Year 2000 compliant. Another 50 have indicated, through written response, that their compliance programs are ongoing. These vendors and suppliers have indicated that their compliance programs will be complete by the end of the fourth quarter of 1999. We continue to monitor the status of all our significant vendors and suppliers to minimize the risk of any material adverse effect on our operations that may result from Year 2000 failures of any of our significant vendors or suppliers. We cannot assure you, however, that our vendors or service providers have or will have operating software and systems that are Year 2000 compliant.

Risks

         The failure of our software or systems to be Year 2000 compliant could prevent us from being able to process or fulfill orders from our customers, could cause users of our Web sites to consider alternative Web community and content providers, or could disrupt our financial and management controls and reporting systems. We believe the most reasonably likely worst-case scenario resulting from a Year 2000 problem affecting our systems would be a short-term inability to process orders, billings, payables, and payroll in a timely manner, as we would have to resort to alternative manual procedures. However, in view of our Year 2000 readiness efforts to date, we believe significant disruptions within our systems are unlikely. Another worst-case scenario could arise because our customers make a significant portion of purchases of merchandise from us with credit cards. Our operations may be materially and adversely affected to the extent our customers are unable to use their credit cards due to Year 2000 issues that are not rectified by the end of calendar year 1999.

         Third parties in Asia manufacture a significant portion of our products. Because the manufacturing processes utilized generally do not rely upon date-related information, we currently believe that a failure on the part of our overseas manufacturers to bring their processes and equipment into Year 2000 compliance does not represent a material risk to our ability to obtain products on a timely basis. Our overseas manufacturers may be at risk with respect to suppliers of necessary resources, particularly suppliers of power, water, and telecommunications, if those suppliers are not Year 2000 compliant. Extended disruptions in the operations of our overseas manufacturers' or companies that ship our products would materially and adversely impact our ability to obtain our products on a timely basis.

         To date, we have not identified any significant exposure to Year 2000 problems outside of the information technology issues identified above. We have developed contingency plans to address service interruptions and other failures that may occur as a result of Year 2000 issues. These contingency plans include the development of manually operated alternative procedures, identification of alternative vendors, development of emergency backup and recovery procedures for lost data, and development of plans as a result of our assessment of customer Year 2000 issues, as noted above.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk is limited to interest rate risk associated with our credit instruments and foreign currency exchange rate risk associated with our foreign operations. We do not currently use and we have not historically used derivative financial instruments to manage or reduce market risk.

         At September 30, 1999, we had $100 million outstanding under our convertible subordinated notes at an interest rate of 4.75%, and approximately $12.0 million of debt outstanding at various rates and terms, principally under promissory notes and capital leases. Interest rates on these credit instruments are fixed and comparable to current market rates.

         The functional currency for our foreign operations is the Deutschmark and British pound sterling. As such, changes in exchange rates between those currencies and the U.S. dollar could adversely affect our future earnings. Given the level of income we currently derive from our foreign operations, we consider this exposure to be minimal. A 10% change in exchange rates would not have a significant impact on our future earnings.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2000 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Item 1, "Our Business - Executive Officers."

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2000 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2000 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2000 Annual Meeting of Shareholders.

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

(b) REPORTS ON FORM 8-K

         Not applicable.

(c) EXHIBITS

Exhibit
Number                                      Exhibit
------                                      -------
3.1           First Amended and Restated Articles of Incorporation of Registrant(1)

3.2           Amended and Restated Bylaws of Registrant(1)

4.1           Form of Certificate of Common Stock(2)

4.2           Indenture dated as of March 24, 1998, between Action Performance Companies, Inc. and First Union National Bank, as
              Trustee, including forms of Notes(3)

10.4.2        1993 Stock Option Plan, as amended and restated through January 16, 1997(4)

10.8          Form of Indemnification Agreement entered into with the Directors of the Registrant(2)

10.27         Manufacturing Agreement between the Company and Early Light International (Holdings) Ltd. dated December 5,
              1994(5)

10.37         License Agreement dated as of November 7, 1996, among SII Acquisition, Inc., Dale Earnhardt, and Action
              Performance Companies, Inc.(6)

10.43         Credit Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Sports Image, Inc., MTL
              Acquisition, Inc., and First Union National Bank of North Carolina(7)

10.43A        Amendment and Consent to Credit Agreement dated March 18, 1998, by and among Action Performance Companies, Inc., various subsidiary guarantees, and First Union National Bank of North Carolina(3)

10.43B        Amended and Restated Credit Agreement dated as of August 5, 1998, among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and First Union National Bank(8)

10.49         Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance
              Companies, Inc.(9)

10.50         Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc.(9)

10.52         1998 Non-qualified Stock Option Plan(3)

10.53         Purchase Agreement dated March 18, 1998 among Action Performance Companies, Inc., NationsBanc Montgomery
              Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc. and Piper Jaffray Inc.(3)

10.54         Registration Rights Agreement dated March 24, 1998, by and among Action Performance Companies, Inc., NationsBanc
              Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc., and Piper Jaffray Inc.(3)

10.55         Common Stock Purchase Warrant dated October 7, 1998, issued to the National Association for Stock Car Auto Racing,
              Inc.(10)

10.56         1999 Employee Stock Purchase Plan(11)

10.57         Standard Form Industrial Lease (Single Tenant) dated June 28, 1999, between H-B Tempe, L.L.C. and Action
              Performance Companies, Inc.

10.58         Master Lease Agreement dated August 9, 1999 between General Electric Capital Corporation and goracing.com, inc., together with Schedule No. 01, Commitment Letter dated October 4, 1999, and Corporate Guaranty by Action
              Performance Companies, Inc.

12.1          Computation of Ratio of Earnings to Fixed Charges

21.1          List of Subsidiaries of Action Performance Companies, Inc.

23.1          Consent of Arthur Andersen LLP

25.1          Statement of Eligibility of Trustee under the Trust Indenture Act of 1939 on Form T-1(12)

27.1          Financial Data Schedule

--------------------

(1) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).

(3) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.

(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

(5) Incorporated by reference to the Registrant's Form 10-KSB for the year ended September 30, 1994, as filed with the Securities and Exchange Commission on December 22, 1994.

(6) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 22, 1996, as amended by Form 8-K/A filed on January 13, 1997.

(7) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 23, 1997, as amended by Form 8-K/A filed on February 24, 1997.

(8) Incorporated by reference to the Registrant's Form 10-K for the year ended September 30, 1998, as filed with the Securities and Exchange Commission on December 29, 1998.

(9) Incorporated by reference to the Registrant's Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 22, 1997.

(10) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended December 31, 1998, as filed with the Securities and Exchange Commission on February 16, 1999.

(11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-82879).

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-53413).

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACTION PERFORMANCE COMPANIES, INC.



Date:  December 28, 1999               /s/ Fred W. Wagenhals
                                       -----------------------------------------
                                       Fred W. Wagenhals, Chairman of the Board,
                                       President, and Chief Executive Officer


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

Signature                                        Capacity                                              Date
---------                                        --------                                              ----
/s/ Fred W. Wagenhals                   Chairman of the Board, President, and Chief            December 28, 1999
------------------------------------    Executive Officer (Principal Executive Officer)
Fred W. Wagenhals

/s/ Tod J. Wagenhals                    Executive Vice President, and Director                 December 28, 1999
------------------------------------
Tod J. Wagenhals

/s/ David A. Husband                    Executive Vice President - Finance and                 December 28, 1999
------------------------------------    Accounting and Chief Financial Officer
David A. Husband                        (Principal Financial and Accounting Officer)

/s/ Melodee L. Volosin                  Executive Vice President - Sales and Director          December 28, 1999
------------------------------------
Melodee L. Volosin

/s/ John S. Bickford                    Vice President - Strategic Alliances and Director      December 28, 1999
------------------------------------
John S. Bickford

/s/ Jack M. Lloyd                       Director                                               December 28, 1999
------------------------------------
Jack M. Lloyd

/s/ Robert H. Manschot                  Director                                               December 28, 1999
------------------------------------
Robert H. Manschot

                                        Director                                               December __, 1999
------------------------------------
Edward J. Bauman

                                        Managing Director of MiniChamps and Director           December __, 1999
------------------------------------
Paul G. Lang

                       ACTION PERFORMANCE COMPANIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                           PAGE
                                                                                                           ----

Report of Independent Public Accountants ................................................................. F-2

Consolidated Balance Sheets as of September 30, 1999 and 1998 ............................................ F-3

Consolidated Statements of Operations for the Years
   Ended September 30, 1999, 1998, and 1997 .............................................................. F-4

Consolidated Statements of Shareholders' Equity for the Years
   Ended September 30, 1999, 1998, and 1997 .............................................................. F-5

Consolidated Statements of Cash Flows for the Years
   Ended September 30, 1999, 1998, and 1997 .............................................................. F-6

Notes to Consolidated Financial Statements ............................................................... F-7

\                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Action Performance Companies, Inc.:

We have audited the accompanying consolidated balance sheets of ACTION PERFORMANCE COMPANIES, INC. (an Arizona corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Performance Companies, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.



Phoenix, Arizona                                        /s/ Arthur Andersen LLP
December 28, 1999.

                       ACTION PERFORMANCE COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1999 AND 1998

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                       1999          1998
                                                                                    ---------      --------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..................................................     $  58,523      $ 60,867
   Accounts receivable, net of allowance for doubtful accounts of $1,421
     and $986, respectively ...................................................        44,988        36,314
   Inventories ................................................................        45,310        35,790
   Prepaid royalties ..........................................................         7,271         5,745
   Prepaid expenses and other assets ..........................................         2,953         4,961
                                                                                    ---------      --------
     Total current assets .....................................................       159,045       143,677

PROPERTY AND EQUIPMENT, net ...................................................        56,162        46,053

GOODWILL AND OTHER INTANGIBLES, net ...........................................       111,634       106,146

OTHER ASSETS, net .............................................................         8,906        10,058
                                                                                    ---------      --------
                                                                                    $ 335,747      $305,934
                                                                                    =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...........................................................     $  20,127      $ 11,430
   Accrued royalties ..........................................................        13,519        10,589
   Accrued expenses and other .................................................        14,889        10,973
   Current portion of long-term debt ..........................................         2,713        23,746
                                                                                    ---------      --------
     Total current liabilities ................................................        51,248        56,738
                                                                                    ---------      --------

LONG-TERM DEBT:
   Convertible subordinated notes .............................................       100,000       100,000
   Other long-term debt .......................................................         9,208        11,850
                                                                                    ---------      --------
     Total long-term debt .....................................................       109,208       111,850
                                                                                    ---------      --------

MINORITY INTEREST .............................................................         2,300           914
                                                                                    ---------      --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized, no shares issued
     and outstanding ..........................................................          --            --
   Common stock, $.01 par value, 25,000,000 shares authorized; 16,929,085
     and 16,423,238 shares issued and outstanding, respectively ...............           169           164
   Additional paid-in capital .................................................       102,555        91,974
   Accumulated other comprehensive income (loss) ..............................          (714)        1,682
   Retained earnings ..........................................................        70,981        42,612
                                                                                    ---------      --------
     Total shareholders' equity ...............................................       172,991       136,432
                                                                                    ---------      --------
                                                                                    $ 335,747      $305,934
                                                                                    =========      ========


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                      1999           1998           1997
                                                    ---------      ---------      ---------
Sales:
   Collectibles ...............................     $ 214,429      $ 142,026      $  68,932
   Apparel and souvenirs ......................       119,922        106,712         60,430
   Other ......................................         8,094          3,139          1,018
                                                    ---------      ---------      ---------
     Net sales ................................       342,445        251,877        130,380

Cost of sales .................................       210,768        157,079         80,995
                                                    ---------      ---------      ---------

Gross profit ..................................       131,677         94,798         49,385
                                                    ---------      ---------      ---------

Operating expenses:
   Selling, general and administrative expenses        68,036         45,344         24,564
   Settlement costs ...........................         3,600            950          5,400
   Amortization of goodwill and
     other intangibles ........................         6,818          4,392          1,286
                                                    ---------      ---------      ---------
     Total operating expenses .................        78,454         50,686         31,250
                                                    ---------      ---------      ---------

Income from operations ........................        53,223         44,112         18,135
                                                    ---------      ---------      ---------

Other income (expense):
   Minority interest in earnings ..............        (1,930)          (189)          --
   Interest income and other, net .............         2,531          2,588            796
   Interest expense ...........................        (6,929)        (5,533)        (2,021)
                                                    ---------      ---------      ---------
     Total other income (expense), net ........        (6,328)        (3,134)        (1,225)
                                                    ---------      ---------      ---------

Income before provision for income taxes ......        46,895         40,978         16,910

Provision for income taxes ....................        18,526         16,391          6,764
                                                    ---------      ---------      ---------

NET INCOME                                             28,369         24,587         10,146
Other comprehensive income (loss)..............        (2,396)         1,682             --
                                                    ---------      ---------      ---------
Comprehensive income (loss)....................     $  25,973      $  26,269      $  10,146
                                                    =========      =========      =========


NET INCOME PER COMMON SHARE:
   Basic ......................................     $    1.69      $    1.52      $    0.72
                                                    =========      =========      =========
   Diluted ....................................     $    1.65      $    1.48      $    0.69
                                                    =========      =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ......................................        16,789         16,135         14,047
                                                    =========      =========      =========
   Diluted ....................................        19,179         16,647         14,624
                                                    =========      =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMMON STOCK          ADDITIONAL                  ACCUMULATED
                                            ----------------------       PAID-IN      RETAINED    COMPREHENSIVE
                                              SHARES        AMOUNT      CAPITAL       EARNINGS       INCOME           TOTAL
                                            ----------      ------      --------      --------    -------------     ---------
BALANCE, SEPTEMBER 30, 1996 .........       12,609,769       $126       $ 18,991       $ 7,879       $  --          $  26,996

Common stock issued in conjunction
 with purchase of businesses ........          765,542          8         10,041          --            --             10,049
Common stock issued upon exercise
  of options ........................          296,092          3          1,708          --            --              1,711
Common stock issued in
  public offering ...................        2,085,000         21         49,822          --            --             49,843
Tax benefit from stock options ......             --          --           1,651                        --              1,651
Issuance of common stock in
 private placements .................          195,680          2          2,771          --            --              2,773
Net income ..........................             --          --            --          10,146          --             10,146
                                            ----------       ----       --------       -------       -------        ---------
BALANCE, SEPTEMBER 30, 1997 .........       15,952,083        160         84,984        18,025          --            103,169
Common stock issued upon exercise
  of options ........................          426,315          4          1,633          --            --              1,637
Tax benefit from stock options ......             --          --           4,100          --            --              4,100
Issuance of common stock in
  private placements ................           44,840        --           1,257          --            --              1,257
Other comprehensive income,
  translation adjustment ............             --          --            --            --           1,682            1,682
Net income ..........................             --          --            --          24,587          --             24,587
                                            ----------       ----       --------       -------       -------        ---------
BALANCE, SEPTEMBER 30, 1998 .........       16,423,238        164         91,974        42,612         1,682          136,432
Common stock issued upon exercise
  of options ........................          332,922          3          3,835          --            --              3,838
Tax benefit from stock options ......             --          --           2,450          --            --              2,450
Common stock issued in conjunction
  with purchase of businesses .......          172,925          2          4,296          --            --              4,298
Other comprehensive (loss),
  translation adjustment ............             --          --            --            --          (2,396)          (2,396)
Net income ..........................             --          --            --          28,369          --             28,369
                                            ----------       ----       --------       -------       -------        ---------
BALANCE, SEPTEMBER 30, 1999 .........       16,929,085       $169       $102,555       $70,981       $  (714)       $ 172,991
                                            ==========       ====       ========       =======       =======        =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                 (IN THOUSANDS)



                                                               1999             1998            1997
                                                             --------        ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................       $ 28,369        $  24,587        $ 10,146
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization ......................         22,946           11,839           4,477
  Undistributed earnings to minority
    shareholders .....................................          1,634              189            --
  Change in assets and liabilities, net of
   businesses acquired:
    Accounts receivable ..............................         (8,065)         (12,937)         (3,623)
    Inventories ......................................         (9,067)         (14,406)         (5,009)
    Prepaid royalties ................................         (3,725)            (120)         (2,672)
    Prepaid expenses and other assets ................         (2,157)          (1,233)           (665)
    Accounts payable .................................          6,731             (373)         (1,633)
    Accrued royalties ................................          2,931            4,106           2,395
    Accrued expenses and other .......................          8,323            6,004             917
                                                             --------        ---------        --------
     Net cash provided by operating activities .......         47,920           17,656           4,333
                                                             --------        ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ................        (26,693)         (21,687)        (11,192)
  Proceeds from sale of equipment ....................            155              383             321
  Acquisition of businesses less cash acquired
   and other intangibles .............................         (4,738)         (55,885)        (11,082)
  Collections (issuance) on notes receivable .........          1,043              (15)            --
                                                             --------        ---------        --------
    Net cash used in investing activities ............        (30,233)         (77,204)        (21,953)
                                                             --------        ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit .......................           --              9,600           4,879
  Payments on line of credit .........................           --             (9,600)        (10,279)
  Net proceeds from issuance of
   common stock ......................................          3,838            1,637          54,327
  Issuance of convertible subordinated notes, net of
   offering expenses .................................           --             96,500            --
  Payments on long-term debt, net ....................        (24,143)          (7,096)         (6,972)
                                                             --------        ---------        --------
   Net cash (used in) provided by financing activities        (20,305)          91,041          41,955
                                                             --------        ---------        --------

  Effect of exchange rate changes on
    cash and cash equivalents ........................            274               56            --
                                                             --------        ---------        --------

  Net change in cash and cash equivalents ............         (2,344)          31,549          24,335
  Cash and cash equivalents, beginning of year .......         60,867           29,318           4,983
                                                             --------        ---------        --------
  Cash and cash equivalents, end of year .............       $ 58,523        $  60,867        $ 29,318
                                                             ========        =========        ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1999, 1998, AND 1997


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

The Company markets its products to approximately 11,500 specialty retailers throughout the world either directly or through its wholesale distributor network; to motorsports enthusiasts through its Racing Collectables Club of America; via electronic commerce through its "goracing.com" Web site; and through mobile trackside souvenir stores, promotional programs for corporate sponsors, and fan clubs.


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

REVENUE RECOGNITION

The Company generally recognizes revenue upon shipment of product. Customer deposits received in advance of delivery are deferred and recognized when the related product is shipped.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Except for the Convertible Subordinated Notes, the carrying amounts of long-term debt approximate fair value based on current market prices for similar debt instruments. The fair value of the Company's Convertible Subordinated Notes on September 30, 1999 and 1998 was approximately $65.0 million and $78.1 million, respectively, based on current market information. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of diecast collectibles, apparel and other. Diecast collectible inventory cost consist of purchased product and freight-in. Apparel and other inventory costs consist of purchased product.

The Company depends upon third parties to manufacture all of its diecast collectible and most of its apparel and other products. Most significantly, the Company relies upon one manufacturer to produce approximately 68% of its diecast collectible product. Any difficulty by this manufacturer to produce and deliver diecast collectibles product could have an adverse effect on the Company's results of operations.


PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from one to thirty years.

Property and equipment consist of the following at September 30, 1999 and 1998 (in thousands):

                                                                                             Estimated
                                                                                               Useful
                                                                    1999         1998           Life

                                                                 ---------    ----------     ---------
         Building and land ....................................  $   12,794     $   6,207     30 years
         Tooling and molds ....................................      40,293        30,217    1-5 years

         Furniture, fixtures and equipment ....................      21,709        15,099    3-5 years
         Autos and truck ......................................       3,927         3,158      5 years
         Leasehold improvements ...............................       4,534         2,984     10 years
                                                                 ----------     ---------
                                                                     83,257        57,665
         Less - accumulated depreciation ......................     (27,095)      (11,612)
                                                                 ----------     ---------
                                                                 $   56,162     $  46,053
                                                                 ==========     =========

Maintenance and repairs of approximately $738,000, $697,000, and $277,000 for the years ended September 30, 1999, 1998, and 1997, respectively, were charged to expense as incurred. The cost of renewals and betterments that materially extend the useful lives of assets or increase their productivity are capitalized.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations and is amortized using the straight-line method over periods ranging from seven to twenty-five years. Other intangibles, which consist of licenses and sponsorships, are amortized using the straight-line method over their estimated useful lives, which range from three to 15 years. Amortization expense of $6.8 million, $4.4 million, and $1.3 million is included in the accompanying financial statements for the years ended September 30, 1999, 1998, and 1997, respectively. The following table sets forth the components of goodwill and other intangibles as of September 30, 1999 and 1998, respectively (in thousands).

                  Amortization
                  Period (Years)                                    1999          1998
                  --------------                                 ----------     ---------
                      3-5                                        $    3,882     $   2,190
                     6-10                                            20,610        11,247
                    11-15                                            12,294        11,855
                    16-25                                            87,344        86,542
                                                                 ----------     ---------
                                                                    124,130       111,834
         Less accumulated amortization                              (12,496)       (5,688)
                                                                 ----------     ---------
                                                                 $  111,634     $ 106,146
                                                                 ==========     =========

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

SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions for the years ended September 30, 1999, 1998, and 1997 are as follows (in thousands):

                                               1999           1998         1997
                                              -------       -------       -------
Supplemental disclosures:
  Interest paid .......................       $ 4,279       $ 4,690       $ 1,505
  Income taxes paid ...................        12,052        10,600         5,396

Non-cash transactions:
  Common stock issued in acquisitions .       $ 4,298       $  --         $10,049
  Debt and liabilities incurred or
    assumed in acquisitions ...........         3,999        29,002        44,446
  Acquisition of property and equipment
    under notes payable and
    capital leases ....................         1,078         2,961         1,515
  Tax benefits on various common
    stock options .....................         2,450         4,100         1,651
  Common stock issued in connection
    with licensing and sponsorship
    agreements ........................          --           1,257          --


NET INCOME PER COMMON SHARE

Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding using the treasury stock method, except when common share equivalents have an antidilutive effect. The Company's Convertible Subordinated Notes (see Note 4) were antidilutive for the fiscal year ended September 30, 1998. The calculation of diluted net income per common share for the years ended September 30, 1999, 1998, and 1997 are as follows (in thousands, except per share data):

                                                            1999          1998          1997
                                                           -------       -------       -------
Shares:
Weighted average number of common
  shares outstanding ...............................        16,789        16,135        14,047

Additional shares assuming conversion of:
  Stock options ....................................           315           512           577
  Convertible subordinated notes payable ...........         2,075          --            --
                                                           -------       -------       -------

Diluted weighted average shares
  outstanding ......................................        19,179        16,647        14,624
                                                           =======       =======       =======

Net income .........................................       $28,369       $24,587       $10,146
  Interest, net of tax, on convertible
    subordinated notes payable......................         3,216          --            --
                                                           -------       -------       -------

Net income attributable to diluted
 weighted average shares outstanding ...............       $31,585       $24,587       $10,146
                                                           =======       =======       =======

Diluted earnings per share .........................       $  1.65       $  1.48       $  0.69
                                                           =======       =======       =======

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In fiscal 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 130 specifies that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes certain non-owner changes in equity that are currently excluded from net income (i.e. foreign currency translation adjustments). The adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations. As of September 30, 1999, the Company's accumulated other comprehensive income (loss) balance consisted of cumulative foreign currency translation adjustments of approximately $(714,000).

In fiscal 1999, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 superceded SFAS
No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS
No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's operations are reported on the basis of segments, as further discussed in Note 9.

ACCOUNTING PRONOUNCEMENTS NOT YET REQUIRED TO BE ADOPTED

In June 1998, the FASB issued SFAS No. 133, which establishes accounting and reporting standards for a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement requires all derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company believes the adoption of Statement No. 133 will not have any material impact in the Company's financial position or results of operations. Implementation of this standard has been delayed by the FASB for a 12-month period. The Company will adopt SFAS No. 133 during fiscal 2001.


(3) ACQUISITIONS AND LICENSING AGREEMENTS

ACQUISITION OF SPORTS IMAGE, INC.

In November 1996, the Company purchased substantially all of the assets and assumed certain liabilities of Sports Image, Inc.("Sports Image"). The purchase price was approximately $30.0 million, consisting of a $24.0 million promissory note due January 2, 1997 and 403,361 shares of the Company's Common Stock valued at $12.10 per share. On January 2, 1997, the Company paid the $24.0 million promissory note with the proceeds from the issuance of senior notes and a portion of the borrowings under the Company's credit facility. The Company recorded goodwill of approximately $26.9 million, amortized straight line over 25 years. Sports Image sells and distributes a variety of licensed motorsports products through wholesale distributor networks, corporate sponsors, and mobile trackside stores. This transaction was accounted for as a purchase.

ACQUISITIONS OF MOTORSPORT TRADITIONS LIMITED PARTNERSHIP AND CREATIVE MARKETING & PROMOTIONS, INC.

On January 8, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Motorsport Traditions Limited Partnership and acquired all of the stock of Creative Marketing & Promotions, Inc. (collectively "Motorsport Traditions"). The effective date of the acquisition of Motorsport Traditions was January 1, 1997. The purchase price paid by the Company for Motorsport Traditions consisted of (i) cash in the amount of $5.4 million; (ii) a promissory note in the principal amount of $1.6 million issued by a wholly owned subsidiary of the Company; and (iii) an aggregate of 342,857 shares of the Company's Common Stock valued at $13.80 per share. The Company recorded goodwill of approximately $7.2 million, amortized straight line over 25 years. Motorsport Traditions sells and distributes licensed motorsports products through a network of wholesale distributors and mobile trackside stores. This transaction was accounted for as a purchase.

ACQUISITION OF ROBERT YATES PROMOTIONS, INC.

In July 1997, the Company acquired all of the outstanding common stock of Robert Yates Promotions, Inc. ("RYP") for $5.7 million. RYP sells licensed motorsports products through trackside trailers. Concurrent with the acquisition of RYP, the Company entered into a 15-year license agreement with Robert Yates Racing, Inc. ("Yates Racing"). Pursuant to the license agreement, the Company will pay royalties for the use of certain trademark rights associated with Yates Racing Nascar Winston Cup teams. The Company recorded goodwill of approximately $6.5 million, amortized straight line over 15 years. This transaction was accounted for as a purchase. See Note 10.

ACQUISITION OF IMAGE WORKS, INC.

In July 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Image Works, Inc. ("Image Works"). The Company paid $4.25 million in cash and issued a three-year promissory note for a minimum principal amount of $750,000, with additional contingent payments of up to an aggregate of $1.4 million based upon the attainment of certain revenue objectives through September 30, 2000. The Company paid the $750,000 and $1.4 million contingent payments in May 1998. The Company recorded goodwill of approximately $7.1 million, amortized straight line over 25 years. Image Works designs and manufactures screen printed and embroidered motorsports apparel items for distribution through mass retailers and corporate accounts. This transaction was accounted for as a purchase.

ACQUISITION OF COLLECTIBLE BUSINESS FROM SIMPSON PRODUCTS, INC.

In August 1997, the Company acquired certain assets and assumed certain liabilities related to the licensed mini-helmet collectible business of Simpson Products, Inc. ("Simpson"). The consideration paid by the Company for the purchased assets consisted of approximately $653,000 in cash, with additional contingent payments of up to an aggregate of $1.5 million based upon the attainment of certain revenue objectives. In connection with the purchase of the assets and assumption of liabilities of Simpson, the Company also entered into a 25-year license agreement with respect to certain rights used in connection with the purchased assets. The contingent payments must be earned by August 2000. As of September 30, 1999, the Company has not made any contingent payments. The Company recorded goodwill of approximately $2.0 million, amortized straight line over 25 years. This transaction was accounted for as a purchase.

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

ACQUISITION OF RUSTY WALLACE MERCHANDISE PROGRAM

On December 9, 1997, the Company acquired certain assets and assumed certain liabilities related to sales of motorsports merchandise licensed by NASCAR Winston Cup driver Rusty Wallace from an affiliate of Mr. Wallace. The purchase price consisted of cash of $6.0 million, of which $2.5 million was paid at the closing and the remaining $3.5 million was paid during fiscal 1998. In connection with the acquisition of the assets and assumption of the liabilities, the Company entered into a seven-year license agreement with another affiliate of Mr. Wallace for the name and likeness of Mr. Wallace and acquired a five-year sublicense with a wholly owned subsidiary of Penske Motorsports, Inc. The license agreement and sublicense agreement both contain options that permit the Company to renew for two additional five-year terms. The license agreement with the affiliate of Mr. Wallace requires the Company to pay royalties on sales of licensed products, plus a license fee if sales of licensed products exceed a specified amount each year during the initial term of the license. The Company recorded goodwill of approximately $5.2 million, amortized straight line over 15 years. This transaction was accounted for as a purchase.

ACQUISITION OF DIE-CAST DIVISION OF REVELL MONOGRAM, INC.

On December 19, 1997, the Company acquired the assets and assumed certain liabilities related to the motorsports die-cast collectible product lines of Revell-Monogram, Inc. ("Revell"). The Company and Revell also entered into a 10-year license agreement under which the Company has the right to utilize certain "Revell" trademarks in connection with sales of its die-cast products. The purchase price of $24.8 million, consisted of an initial cash payment of $14.8 million and $1.0 million per year for 10 years, which is treated as a note payable with an imputed interest rate of 8% in the accompanying financial statements. The Company recorded goodwill of approximately $10.0 million, amortized straight line over 25 years. This transaction was accounted for as a purchase.

ACQUISITION OF BROOKFIELD COLLECTORS GUILD, INC.

On January 8, 1998, the Company acquired certain assets and assumed certain liabilities of Brookfield Collectors Guild, Inc. ("Brookfield"). The purchase price consisted of (i) approximately $800,000 in cash and (ii) up to 27,397 shares of Common Stock, subject to certain adjustments, to be issued upon completion of certain purchase price adjustments by the Company and the seller. The purchase price adjustments have not been computed to date. The Company recorded goodwill of approximately $1.9 million, amortized straight line over 25 years. Brookfield distributed various motorsports die-cast collectibles and ensembles as well as various other die-cast replicas. This transaction was accounted for as a purchase.

ACQUISITION OF CONTROLLING INTEREST IN CHASE RACEWEAR, LLC

On May 22, 1998, the Company acquired a majority interest in Chase Racewear, L.L.C. ("Chase"), a North Carolina motorsports-related apparel branding and licensing company. Pursuant to the terms of the acquisition and operating agreements, the Company acquired an 80% interest in Chase for an aggregate of $10.0 million in cash. The terms of the acquisition agreement also include a three-year earn-out payment of up to $4.0 million if certain financial criteria are met. The Company recorded goodwill of approximately $9.9 million, amortized straight line over 25 years. As of September 30, 1999, the Company has made no payments related to this earnout. This transaction was accounted for as a purchase.

ACQUISITION OF CONTROLLING INTEREST IN MINICHAMPS

On August 31, 1998, the Company acquired a majority interest in Paul's Model Art, GmbH; MiniChamps, GmbH; Lang Miniaturen, GmbH; and Spielwaren Danhausen, GmbH (collectively referred to as "MiniChamps") by purchasing an 80% interest for approximately $21.5 million in cash. The Company recorded goodwill of approximately $19.4 million, amortized straight line over 25 years. MiniChamps designs and markets die-cast scaled replicas of motor vehicles, including models of Formula One and GT race cars as well as factory production cars. Its products are marketed pursuant to licensing agreements with race car drivers, team owners, and car manufacturers. This transaction was accounted for as a purchase.

ACQUISITION OF INTELLECTUAL PROPERTIES GROUP, INC.

On October 27, 1998, the Company acquired all of the outstanding stock of Intellectual Properties Group, Inc. ("IPG") in exchange for 35,000 shares of the Company's restricted common stock. IPG creates and develops promotional programs for corporate sponsors of motorsports. The transaction was accounted for as a pooling of interests. Prior period financials were not restated due to IPG's historical operating results and financial position not being material to the Company's operating results and financial position.

ACQUISITION OF TECH 2000 WORLDWIDE, INC.

On November 23, 1998, the Company acquired Tech 2000 Worldwide, Inc. ("Tech 2000"), a privately held Massachusetts-based Internet company, through a merger of Tech 2000 and goracing Interactive Services, Inc., a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company issued 137,925 shares of its restricted common stock, valued at $31.00 per share in exchange for all of the issued and outstanding common stock of Tech 2000. The Company recorded goodwill of approximately $5.4 million, amortized straight line over 7 years. This transaction was accounted for as a purchase.

ACQUISITION OF GOODSPORTS HOLDING PTY. LTD.

On January 11, 1999, the Company acquired all of the outstanding stock of Goodsports Holdings, Pty. Ltd., an Australian-based marketer of Formula One related apparel and other merchandise. The consideration paid by the Company consisted of the assumption of certain liabilities and contingent payments of up to $3.6 million to be paid over a four-year period based upon the attainment of certain performance objectives. The Company recorded goodwill of approximately $1.9 million, amortized straight line over 25 years. This transaction was accounted for as a purchase.

UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS DATA

The following unaudited pro forma combined statements of operations data for the years ended September 30, 1999 and 1998 present the results of operations of the Company as if (a) the acquisitions of the businesses acquired during fiscal 1999 and 1998 had occurred as of October 1, 1997, and (b) the 4-3/4% Convertible Subordinated Notes due 2005 (the "Notes") had been converted at the option of the holders into shares of Common Stock. The conversion of the Notes had an anti-dilutive effect on earnings per share for fiscal 1998 and therefore are not assumed converted during that period. Pro forma results are as follows (in thousands, except per share data):

                                                                                   1999*          1998*
                                                                                 --------       --------
                  Revenue ................................................       $345,245       $292,753

                  Net income .............................................         27,871         24,043
                    Interest, net of tax, on convertible subordinated
                      notes payable ......................................          3,216            --
                                                                                 --------       --------
                  Net income attributable to diluted shares outstanding ..         31,087         24,043

                  Net income per common share, diluted ...................       $   1.62       $   1.44

*Includes charges for legal settlement costs of $3.6 million, or $0.11 per share, in fiscal 1999, $950,000, or $0.03 per share, in fiscal 1998 and $5.4 million, or $0.22 per share in fiscal 1997.


(4) FINANCING ACTIVITIES

Long-term debt at September 30, 1999 and 1998 consists of the following (in thousands):

                                                                1999             1998
                                                             ---------        ---------
Senior notes, interest at 8.05% payable semi-
annually, principal paid January 1999, secured
by the Company's subsidiaries ........................       $      --        $  20,000

4-3/4% Convertible Subordinated Notes due 2005 .......         100,000          100,000

Unsecured notes payable, interest ranging
from 4% to 8% ........................................           7,250            7,458

Notes payable, interest ranging from 7.9% to 8.5%,
secured by property and equipment ....................           4,489            7,839

Obligations under capital leases of vehicles and
equipment, interest from 8.0% to 9.5%, payable monthly             182              299
                                                             ---------        ---------

Total ................................................         111,921          135,596

Less:  current portion ...............................          (2,713)         (23,746)
                                                             ---------        ---------

                                                             $ 109,208        $ 111,850
                                                             =========        =========

CONVERTIBLE SUBORDINATED NOTES

On March 24, 1998, the Company sold $100.0 million of the Notes. The Notes are convertible, at the option of the holders, into shares of Common Stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined in the Notes. The Indenture governing the Notes does not limit or prohibit the incurrence of additional indebtedness, including senior indebtedness, by the Company or its subsidiaries. The Company, at its option, may redeem the Notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the Indenture governing the Notes. Upon the occurrence of a "change in control" or a "termination of trading," as defined in the Indenture, the holders of the Notes will have the right to require the Company to repurchase all or any part of such holders' Notes at 100% of their principal amount, plus accrued and unpaid interest. The net proceeds to the Company from this offering were approximately $96.5 million, after deducting offering expenses and the Initial Purchasers' discount of 3.0%. The offering expenses and Initial Purchasers discount are included in other assets in the accompanying financial statements and are being amortized into interest expense using the effective interest rate method.

CREDIT FACILITY

On January 2, 1997 the Company entered into a credit facility with First Union National Bank of North Carolina ("First Union"). On August 5, 1998, the Company entered into an amended and restated credit agreement with First Union (the "Credit Facility"). The Credit Facility consists of a revolving line of credit for up to $20.0 million, which includes up to $5.0 million for standby letters of credit (the "Line of Credit"), and a $30.0 million letter of credit/bankers' acceptance facility (the "Letter of Credit/BA Facility"). The Company did not have any outstanding borrowings under the Line of Credit as of September 30, 1999 and 1998. The Company had outstanding purchase commitments of approximately $6.0 million and $3.7 million under the Letter of Credit/BA Facility as of September 30, 1999 and 1998, respectively. The Line of Credit bears interest, at the Company's option, at a rate equal to (i) the Alternate Base Rate (as described below) plus an applicable margin as defined in the credit agreement or
(ii) LIBOR plus an applicable margin as defined in the credit agreement. The "Alternate Base Rate" under the Line of Credit is the greater of (a) the bank's publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined) plus 0.5%. The Line of Credit matures on April 1, 2001 with respect to the revolving line of credit portion of the Line of Credit, and on April 1, 2000 with respect to the standby letter of credit portion of the Line of Credit and the Letter of Credit/BA Facility, subject to extensions by First Union.

DEBT COVENANTS

The Company's Credit Facility agreements contain certain provisions that, among other things, require the Company to comply with certain financial ratios and net worth requirements and will limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, sell assets, or engage in certain mergers or consolidations.

FUTURE MATURITIES OF LONG-TERM DEBT

Aggregate future maturities of long-term debt are as follows (in thousands):

                 Year Ending
                 September 30,
                 -------------
                    2000                                     $   2,713
                    2001                                         2,817
                    2002                                         1,458
                    2003                                         1,139
                    2004                                           995
                    Thereafter                                 102,799
                                                             ---------
                      Total                                  $ 111,921
                                                             =========


(5) SHAREHOLDERS' EQUITY

ISSUANCE OF STOCK IN PRIVATE PLACEMENTS AND LICENSING AGREEMENTS

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

A summary of the status of the Company's stock option plans at September 30, 1999, 1998, and 1997 and for the years then ended is presented in the table below:

                                     1999                           1998                           1997
                           ------------------------     ---------------------------     ---------------------------
                                             Wtd                             Wtd                            Wtd
                            Number           Avg          Number            Avg           Number            Avg
                              of           Exercise         of            Exercise          of            Exercise
                            Shares          Price         Shares           Price          Shares            Price
                           --------        --------     ----------        --------      ----------        ---------
Outstanding at
   beginning of year        930,811        $14.61        1,032,710        $  6.58        1,110,053        $    4.16
 Granted ...........        419,500         28.50          503,500          27.92          220,250            17.76
 Exercised .........       (332,924)        11.53         (425,990)          4.01         (296,092)            5.80
 Canceled ..........        (21,000)        26.64         (179,409)         30.63           (1,501)            9.43
                           --------        ------       ----------        -------       ----------        ---------
 Outstanding at
    end of year ....        996,387         21.23          930,811          14.61        1,032,710             6.58

 Options exercisable
   at end of year ..        460,668         14.88          563,058           9.79          714,950             3.09

 Options available
   for grant .......        174,360                        572,860                         396,951

 Weighted average
    fair value of
    options granted                        $13.93                         $11.74                          $   7.33

Options outstanding and exercisable by price range as of September 30, 1999 are as follows:

                                         Options Outstanding              Options Exercisable
                                -------------------------------------  ------------------------
                                               Weighted
                                                Average     Weighted                Weighted
                                               Remaining     Average                  Average
      Range of                    Options     Contractual   Exercise     Options     Exercise
   Exercise Prices              Outstanding      Life         Price    Exercisable     Price
   ---------------              -----------  -----------   ----------  -----------  -----------
   $ 1.25 - $11.06                248,148         1.9       $   6.17     248,148      $  6.17
   $11.07 - $25.81                182,072         4.2          20.26      99,396        19.52
   $25.82 - $29.50                402,167         6.7          26.28      70,324        26.58
   $29.51 - $36.88                164,000         7.9          32.72      42,800        35.37
                                ---------      ------       --------   ---------      -------
   $ 1.25 - $36.88                996,387         5.3       $  21.23     460,668      $ 14.88
                                =========      ======       ========   =========      =======


The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's Common Stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes in fiscal 1997. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging between 5.29% and 5.75%; expected life of three years; dividend rate of 0.0%; and expected volatility ranging between 54.72% and 66.67%. Using these assumptions, the fair value of the stock options granted, net of cancellations, is $5,552,181, $3,553,957, and $1,614,623 for the years ended September 30, 1999, 1998, and 1997, respectively. These amounts are amortized as compensation expense over the vesting period of the options. Options generally vest equally over three years. Had compensation costs been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                       1999         1998        1997
                                                                     --------     --------    ---------
  Net Income:
    As Reported ...................................................   $28,369     $ 24,587    $  10,146
    Pro Forma .....................................................   $25,056       22,460    $   9,305
  Basic EPS:
    As Reported ...................................................   $  1.69     $   1.52    $     0.72
    Pro Forma .....................................................   $  1.49     $   1.39    $     0.66
  Diluted EPS:
    As Reported ...................................................   $  1.65     $   1.48    $     0.69
    Pro Forma .....................................................   $  1.47     $   1.35    $     0.64


(6) RELATED PARTY TRANSACTIONS

The Company owns a building in Tempe, Arizona, containing approximately 46,000 square feet, which the Company utilized for its corporate, administrative, sales offices, and warehouse facilities prior to September 1997. Prior to March 1998, Fred W. Wagenhals, a shareholder, director, and officer of the Company, owned a one-third interest in F.W. Investments, a partnership that owned this facility. In March 1998, Mr. Wagenhals became the sole owner of this facility. The Company paid F.W. Investments or Mr. Wagenhals rent of approximately $120,000, $175,000, and $183,000 for the years ended September 30, 1999, 1998, and 1997, respectively. During fiscal 1998, the Company made a refundable deposit of $900,000 to Mr. Wagenhals towards the purchase of the facility. During 1999 the Company paid the remaining balance of $1.2 million as final payment and purchase of the facility. The land and building are included in property and equipment of the current year financial statements.


(7) PENSION PLAN AND OTHER EMPLOYEE BENEFIT PLANS

In October 1994, the Company established a defined contribution plan that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The plan is available to substantially all domestic employees. Under the plan, participating employees may defer from 1% to 15% of their pre-tax compensation. The Company contributes fifty cents for each dollar contributed by the employee, with a maximum contribution of 2% of the employee's defined compensation. In addition, the plan provides for an annual employer profit sharing contribution in such amounts as the Board of Directors may determine. The Company expensed approximately $206,000, $141,000, and $41,000 under the plan for the years ended September 30, 1999, 1998, and 1997 respectively.

In March 1999, the Company's stockholders approved, and the Company adopted, the Action Performance Companies, Inc. 1999 Employee Stock Purchase Plan ("Purchase Plan"). Under the Purchase Plan, the Company has reserved 1,800,000 shares of the Company's common stock for sale to the employees. The Purchase Plan allows eligible employees to purchase shares of common stock at the lesser of 85% of the fair value of such shares at the beginning or end of each semi-annual offering period. Purchases are limited to 15% of an employee's eligible compensation, subject to a maximum limitation of $25,000 annually. The Purchase Plan commenced on August 1, 1999. As of September 30, 1999, employee withholdings totalled $24,106, with share purchases to be made in January 2000, for the first semi-annual period.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. A valuation allowance has been recorded for net operating losses generated by the Company's U.K. subsidiary as of September 30, 1999. A valuation allowance has not been recorded as of September 30, 1998.


The provision for income taxes consists of the following for the years ended September 30 (in thousands):

                                           1999            1998            1997
                                          -------        --------         ------
Current:
    Federal ......................        $14,877        $ 15,300         $5,828
    State ........................            849           2,181            822
    Foreign ......................          2,641              --             --
                                          -------        --------         ------
                                           18,367          17,481          6,650

Deferred income taxes ............            159          (1,090)           114
                                          -------        --------         ------

Provision for income taxes .......        $18,526        $ 16,391         $6,764
                                          =======        ========         ======


Reconciliation of the federal income tax rate to the Company's effective rate for the years ended September 30 are as follows:

                                                1999          1998         1997
                                                -----        -----        -----
Statutory federal rate ..................       35.00%       35.00%       35.00%
State taxes, net of federal benefit .....        2.00         4.35         4.65
Foreign .................................        2.00           --           --
Other non deductible expense ............        0.50         0.65         0.35
                                                -----        -----        -----
                                                39.50%       40.00%       40.00%
                                                =====        =====        =====


The components of deferred taxes are as follows at September 30 (in thousands):

                                                            1999         1998
                                                          -------      -------
        Deferred tax assets:
          Inventory cost capitalization ..............    $   665      $ 1,179
          Reserves and accruals ......................      2,243        1,902
          Deferred compensation ......................         25           40
          Foreign net operating losses ...............        493           --
          Valuation allowance ........................       (493)          --
                                                          -------      -------
        Net current deferred tax assets ..............      2,933        3,121
                                                          =======      =======

        Deferred tax liabilities:
          Accelerated tax depreciation ...............     (3,212)       (438)
          Accelerated tax amortization ...............     (1,620)       (675)
                                                          -------      -------
        Net long-term deferred tax liabilities .......     (4,832)      (1,113)
                                                          -------      -------
        Net deferred tax asset/(liability) ...........    $(1,899)     $ 2,008
                                                          =======      =======

(9) SEGMENT REPORTING

The Company has two reportable segments based on geographic points of distribution: Domestic and Foreign. The Company's reportable segments are based on operating divisions operating geographically within the continental United States as "Domestic" and abroad as "Foreign." The Company evaluates performance and allocates resources based on segment profits. The accounting policies of the reportable segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." Segment profits are comprised of segment net revenues less cost of goods sold and selling, general and administrative expenses. Excluded from segment profits, however, are settlement costs, interest income and interest expense. Financial information for the Company's reportable segments is as follows:



                                                           Domestic       Foreign         Total
                                                           --------       -------       --------
FISCAL YEAR ENDED SEPTEMBER 30, 1999 (IN THOUSANDS)
  Collectibles .....................................       $185,147       $29,282       $214,429
  Apparel and souvenirs ............................        113,606         6,316        119,922
  Other ............................................          7,669           425          8,094
                                                           --------       -------       --------
    Total segment revenue ..........................        306,422        36,023        342,445
    Segment profits ................................         50,657         6,166         56,823
    Depreciation & amortization included
      in segment profits ...........................         19,243         3,703         22,946

FISCAL YEAR ENDED SEPTEMBER 30, 1998  (IN THOUSANDS)
  Collectibles .....................................       $140,445       $ 1,581       $142,026
  Apparel and souvenirs ............................        106,712            --        106,712
  Other ............................................          3,139            --          3,139
                                                           --------       -------       --------
    Total segment revenue ..........................        250,296         1,581        251,877
    Segment profits ................................         44,772           290         45,062
    Depreciation & amortization included
      in segment profits ...........................         11,688           151         11,839

FISCAL YEAR ENDED SEPTEMBER 30, 1997 (IN THOUSANDS)
  Collectibles .....................................       $ 68,932       $    --       $ 68,932
  Apparel and souvenirs ............................         60,430            --         60,430
  Other ............................................          1,018            --          1,018
                                                           --------       -------       --------
    Total segment revenue ..........................        130,380            --        130,380
    Segment profits ................................         23,535            --         23,535
    Depreciation & amortization included
      in segment profits ...........................          4,477            --          4,477


Reconciliation of segment profits to consolidated income before taxes, is as follows: (in thousands)

                                                                     1999          1998        1997
                                                                   --------      --------    --------
Fiscal Year Ended September 30,
  Segment profits..............................................    $ 56,823      $ 45,062    $ 23,535
  Settlement costs.............................................       3,600           950       5,400
  Interest income (expense), net ..............................      (6,328)       (3,134)     (1,225)
                                                                   --------      --------    --------
  Consolidated income before taxes                                 $ 46,895      $ 40,978    $ 16,910
                                                                   ========      ========    ========

(10) LEGAL SETTLEMENTS

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

In March 1998, the Company agreed to settle a lawsuit with Petty Enterprises, Inc. and an affiliate of Petty Enterprises, Inc. Under the financial terms of the settlement, the Company paid a total of approximately $700,000 to Petty Enterprises, Inc. as payment in full for royalties and other fees in connection with licenses for future sales of licensed products. The accompanying 1998 financial statements include a charge of $950,000 incurred as a result of this settlement and related charges.

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

On March 4, 1997, two class action lawsuits were filed against the Company and approximately 28 other defendants in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants engaged in price fixing and other anti-competitive activities in violation of federal antitrust laws. The Company was named a defendant based upon actions alleged to have been taken by Sports Image, Inc. and Creative Marketing and Promotions, Inc. prior to the Company's acquisitions of the assets and capital stock, respectively, of those entities. On July 31, 1997, the Company acquired all of the outstanding capital stock of RYP, which is another defendant in this matter. Accordingly, the Company assumed the defense of this matter with respect to claims based upon actions alleged to have been taken by RYP and agreed to be responsible for and to pay any costs, fees, expenses, damages, payments, credits, rebates, and penalties, if any, arising out of this matter with respect to RYP. The seller of RYP agreed to be responsible for amounts, if any, in excess of $400,000. The plaintiffs requested injunctive relief and monetary damages of three times an unspecified amount of damages that the plaintiffs claim to have actually suffered. In order to avoid further expense and the distraction of Company management that protracted litigation might create, on September 30, 1999, the Company and the plaintiffs entered into a memorandum of understanding with respect to the settlement of this lawsuit. Final settlement of this matter will be subject to the negotiation and execution of definitive settlement agreements, as well as approval by the court. In connection with the memorandum of understanding, the Company recorded a non-recurring pretax charge of $3.6 million during the fourth quarter of fiscal 1999 to reflect the financial terms of the proposed settlement, as well as legal and other expenses related to the lawsuit and proposed settlement.


(11)     COMMITMENTS AND CONTINGENCIES


The Company leases certain equipment and office space under noncancellable operating leases. Rent expense related to these lease agreements totaled approximately $4.8 million, $3.1 million, and $935,000 for the fiscal years ended September 30, 1999, 1998, and 1997 respectively.

Future lease payments under noncancellable operating leases are as follows (in thousands):

              Year Ending
              September 30,
              -------------
                 2000                           $    6,182
                 2001                                5,585
                 2002                                4,909
                 2003                                3,225
                 2004                                2,908
                 Thereafter                         25,610
                                                ----------
                 Total                          $   48,419
                                                ==========

Certain of the Company's licensing agreements require the Company to make minimum annual guaranteed royalty payments through the term of the agreements. To date, the Company has recovered such minimum annual guaranteed royalty payments through normal product sales. Royalties paid in connection with these licensing agreements, including guaranteed minimums, were approximately $49,700,000, $28,400,000 and $13,100,000 for the fiscal years ended September 30, 1999, 1998, and 1997, respectively. The Company expects that future amounts payable under these licensing agreements will be equal to or exceed the amount paid in fiscal year ended September 30, 1999. There can be no assurance, however, that the Company will generate sufficient product sales in the future to recover such payments.

The Company is subject to certain other asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(12) SUBSEQUENT EVENTS

On October 15, 1999, the Company acquired Fantasy Sports Enterprises, Inc. ("Fantasy Sports") for approximately $3.5 million in cash. Fantasy Sports operates Fantasy Cup Auto Racing through its Web site at www.fantasycup.com. This transaction was accounted for as a purchase.

On November 30, 1999, a class action lawsuit was filed against the Company in the United States District Court for the District of Arizona, case No. CIV'99 2106 PHXROS. Fred W. Wagenhals and Tod J. Wagenhals, directors and officers of the Company, and Christopher S. Besing, a former director and officer of the Company, also were named as defendants. The lawsuit alleges that the Company and the other defendants violated the Securities Exchange Act of 1934 by (a) making allegedly false statements about the state of the Company's business and the shipment of certain products to a customer, or (b) participating in a fraudulent scheme that was intended to inflate the price of the Company's common stock. The alleged class of plaintiffs consists of all persons who purchased the Company's publicly traded securities between July 27, 1999 and November 4, 1999. The plaintiffs are requesting an unspecified amount of monetary damages. The Company intends to vigorously defend the claims asserted in the lawsuit.

On December 17, 1999, the Company announced two strategic initiatives approved by the Board of Directors. The first initiative included the indefinite postponement of the proposed initial public offering of its Internet subsidiary, goracing.com, inc., previously announced in July 1999. As a result, the Company will record non-recurring charges of up to $2.0 million in the first quarter of fiscal 2000 for expenses incurred in connection with the proposed offering and various management restructuring charges that occurred during the first quarter of fiscal 2000. The second initiative included the authorized repurchase of up to $40.0 million of common stock in the open market or privately negotiated transactions. The initial term of the repurchase program will be one year, subject to extension depending on market conditions.

                                 EXHIBIT INDEX

Exhibit
Number                                      Description
------                                      -----------
3.1           First Amended and Restated Articles of Incorporation of Registrant(1)

3.2           Amended and Restated Bylaws of Registrant(1)

4.1           Form of Certificate of Common Stock(2)

4.2           Indenture dated as of March 24, 1998, between Action Performance Companies, Inc. and First Union National Bank, as
              Trustee, including forms of Notes(3)

10.4.2        1993 Stock Option Plan, as amended and restated through January 16, 1997(4)

10.8          Form of Indemnification Agreement entered into with the Directors of the Registrant(2)

10.27         Manufacturing Agreement between the Company and Early Light International (Holdings) Ltd. dated December 5,
              1994(5)

10.37         License Agreement dated as of November 7, 1996, among SII Acquisition, Inc., Dale Earnhardt, and Action
              Performance Companies, Inc.(6)

10.43         Credit Agreement dated as of January 2, 1997, among Action Performance Companies, Inc., Sports Image, Inc., MTL
              Acquisition, Inc., and First Union National Bank of North Carolina(7)

10.43A        Amendment and Consent to Credit Agreement dated March 18, 1998, by and among Action Performance Companies, Inc., various subsidiary guarantees, and First Union National Bank of North Carolina(3)

10.43B        Amended and Restated Credit Agreement dated as of August 5, 1998, among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and First Union National Bank(8)

10.49         Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance
              Companies, Inc.(9)

10.50         Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc.(9)

10.52         1998 Non-qualified Stock Option Plan(3)

10.53         Purchase Agreement dated March 18, 1998 among Action Performance Companies, Inc., NationsBanc Montgomery
              Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc. and Piper Jaffray Inc.(3)

10.54         Registration Rights Agreement dated March 24, 1998, by and among Action Performance Companies, Inc., NationsBanc
              Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc., and Piper Jaffray Inc.(3)

10.55         Common Stock Purchase Warrant dated October 7, 1998, issued to the National Association for Stock Car Auto Racing,
              Inc.(10)

10.56         1999 Employee Stock Purchase Plan(11)

10.57         Standard Form Industrial Lease (Single Tenant) dated June 28, 1999, between H-B Tempe, L.L.C. and Action
              Performance Companies, Inc.

10.58         Master Lease Agreement dated August 9, 1999 between General Electric Capital Corporation and goracing.com, inc., together with Schedule No. 01, Commitment Letter dated October 4, 1999, and Corporate Guaranty by Action
              Performance Companies, Inc.

12.1          Computation of Ratio of Earnings to Fixed Charges

21.1          List of Subsidiaries of Action Performance Companies, Inc.

23.1          Consent of Arthur Andersen LLP

25.1          Statement of Eligibility of Trustee under the Trust Indenture Act of 1939 on Form T-1(12)

27.1          Financial Data Schedule

--------------------

(1) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).

(3) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.

(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

(5) Incorporated by reference to the Registrant's Form 10-KSB for the year ended September 30, 1994, as filed with the Securities and Exchange Commission on December 22, 1994.

(6) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 22, 1996, as amended by Form 8-K/A filed on January 13, 1997.

(7) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 23, 1997, as amended by Form 8-K/A filed on February 24, 1997.

(8) Incorporated by reference to the Registrant's Form 10-K for the year ended September 30, 1998, as filed with the Securities and Exchange Commission on December 29, 1998.

(9) Incorporated by reference to the Registrant's Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 22, 1997.

(10) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended December 31, 1998, as filed with the Securities and Exchange Commission on February 16, 1999.

(11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-82879).

(12) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-53413).