Form 10-K/A
period 1999-09-30
ACTION PERFORMANCE COMPANIES INC
filed 2000-01-28
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

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

Documents incorporated by reference:  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding our directors and executive officers.

       NAME                        AGE                         POSITION HELD
       ----                        ---                         -------------
 Fred W. Wagenhals                 58        Chairman of the Board, President, and
                                                 Chief Executive Officer
 Tod J. Wagenhals                  35        Executive Vice President, Secretary, and Director
 David A. Husband                  30        Executive Vice President - Finance and Accounting and
                                                 Chief Financial Officer
 Melodee L. Volosin                35        Executive Vice President - Sales and Marketing and
                                                  Director
 John S. Bickford, Sr.             53        Vice President - Strategic Alliances and Director
 Paul G. Lang                      51        Managing Director of MiniChamps and Director
 Jack M. Lloyd                     50        Director
 Robert H. Manschot                56        Director
 Edward J. Bauman                  75        Director

         Fred W. Wagenhals has served as our Chairman of the Board, President, and Chief Executive Officer since November 1993 and served as our Chairman of the Board and Chief Executive Officer from May 1992 until September 1993 and as President from July 1993 until September 1993.

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

         John S. Bickford, Sr. has served as our Vice President - Strategic Alliances since July 1997 and as a director of our company since January 1997. Mr. Bickford also served as a consultant to our company from January 1997 to June 1997. From 1976 to the present, Mr. Bickford has served as President of MPD Racing Products, Inc., which manufactures race car parts for distribution through speed shops and high-performance engine shops. Mr. Bickford served as President of Bickford Motorsports, Inc., which provided consulting and special project coordination services to race car drivers, car owners, and other businesses, from 1990 until 1997. Mr. Bickford also published Racing for Kids magazine during 1996 and 1997. Mr. Bickford also served as General Manager of Jeff Gordon, Inc. from 1990 to 1995. Mr. Bickford currently serves as a director of Equipoise Balancing, Inc., a privately held company.

         Paul G. Lang has served as a director of our company since August 1998. Mr. Lang also serves as Managing Director of Paul's Model Art, GmbH, MiniChamps, GmbH, Lang Miniaturen, GmbH, and Spielwaren Danhausen, GmbH (collectively, "MiniChamps"). Mr. Lang co-founded the various MiniChamps entities between

1988 and 1996 and served as Managing Director of each of those companies prior to our acquisition of an 80% ownership interest in MiniChamps in August 1998.

         Jack M. Lloyd has served as a director of our company since July 1995. Mr. Lloyd has served as the President and Chief Executive Officer of Phoenix Restaurant Group, Inc. (formerly DenAmerica Corp.), a publicly held corporation that owns and franchises Black-eyed Pea restaurants and is the largest franchisee of Denny's restaurants in the United States, since March 1996 and as Chairman of the Board of Phoenix Restaurant Group, Inc. since July 1996. Mr. Lloyd served as the Chairman of the Board and Chief Executive Officer of Denwest Restaurant Corp., the second largest franchisee of Denny's restaurants in the United States, from 1987 until its merger with Phoenix Restaurant Group, Inc. in March 1996. Mr. Lloyd also served as President of Denwest from 1987 until November 1994. Mr. Lloyd currently serves as a director of Star Buffet, Inc., a publicly held company.

         Robert H. Manschot has served as a director of our company since July 1995. Mr. Manschot currently serves as the Managing Director and Chairman of Manschot Investment Group L.L.C., an investment fund that is in the business of identifying and investing in companies that have significant potential for growth; as Chairman of Silicon Entertainment, Inc., which develops entertainment centers that employ interactive virtual-reality technology for simulated stock car racing; as Chairman and Chief Executive Officer of Seceurop Security Services and GeldNet, which are privately held emergency services companies operating in Europe; as Chairman of RHEM International Enterprises, Inc., which engages in business consulting services and venture capital activities; and as Chairman of Motorsports Promotions, Inc. Mr. Manschot served as President and Chief Executive Officer of Rural/Metro Corporation, a publicly held provider of ambulance and fire protection services, from October 1988 until March 1995. Mr. Manschot joined Rural/Metro in October 1987 as Executive Vice President, Chief Operating Officer, and a member of its Board of Directors. Mr. Manschot was with the Hay Group, an international consulting firm, from 1978 until October 1987, serving as Vice President and a partner from 1984, where he led strategic consulting practices in Europe, Asia, and the western United States. Prior to joining the Hay Group, Mr. Manschot spent 10 years with several leading international hotel chains in senior operating positions in Europe, the Middle East, Africa, and the United States. Mr. Manschot currently serves as a director of Phoenix Restaurant Group, Inc., a publicly traded company, and as a director of First Wave, TouchScape Corporation, WAM Interactive UK, Thomas Pride Development, Inc., and Sports Southwest, Inc., all of which are privately held companies.

         Edward J. Bauman has served as a director of our company since February 1998. Mr. Bauman is the former owner and director of Richmond International Raceway. Mr. Bauman also served as Chairman of Draper Corporation, a textile machinery company, from 1987 until 1995 and as the Senior Advisor of Mergers & Acquisitions for Bankers Trust, New York from 1987 until 1992. Mr. Bauman served in various capacities with Blue Bell, Inc., the manufacturer of Wranglers, Jantzen, and other apparel from 1950 until 1987, most recently as Chairman, President, and Chief Executive Officer. Mr. Bauman currently serves as Chairman of the Board of Anderson Bauman Tourtellot Vos & Co., a turnaround management consulting firm. Mr. Bauman also serves as a director of Elk River Development Corp. and First Union Corporation, both of which are publicly traded companies, and Jay Garment Company, Precision Fabrics Group, Inc., and American Emergency Vehicles, all of which are privately held companies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended September 30, 1999 and written representations that no other reports were required, we believe that each person who at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year except that (a) John S. Bickford, Sr. filed a late report on Form 4 covering six transactions; (b) Jack M. Lloyd filed a late report on Form 4 covering one transaction; (c) Gregory W. Penske, a former director, filed a late report on Form 3 with respect to his ownership of our securities as of the date he became a director of our company; and (d) Tod
J. Wagenhals filed a late report on Form 4 covering two transactions and timely filed a report on Form 5 covering one transaction that was required to have been reported earlier on Form 4.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

         The following table sets forth certain information concerning the compensation for the fiscal years ended September 30, 1997, 1998, and 1999 earned by our Chief Executive Officer and by our other executive officers whose cash salary and bonus exceeded $100,000 during fiscal 1999.

                           SUMMARY COMPENSATION TABLE


                                                                                       LONG TERM
                                                                                     COMPENSATION
                                                                                        AWARDS
                                                                                      SECURITIES        ALL OTHER
                                                                                      UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION                  YEAR     SALARY($)(1)     BONUS($)      OPTIONS(#)(2)        ($)(3)
---------------------------                  ----     ------------     --------      -------------    ------------
Fred W. Wagenhals                            1999    $    591,731    $   250,000        50,000              $3,200
     Chairman of the Board, President,       1998         459,616        100,000        60,000(4)            3,200
     and Chief Executive Officer             1997         276,923         50,000        16,000               1,952

Tod J. Wagenhals                             1999    $    182,873    $    70,000            --              $2,875
     Executive Vice President, Secretary,    1998         160,962         40,000        40,000(5)            3,200
     and Director                            1997         112,500         21,000        15,000               2,673

Christopher S. Besing(6)                     1999    $    220,373    $    60,000        20,000              $3,988
     Vice President, Chief Financial         1998         160,962         40,000        40,000(5)            3,200
     Officer, Treasurer, and Director        1997         113,462         21,000        15,000               2,535

David A. Husband(7)                          1999    $    123,846    $    15,000        10,000           $      --
     Vice President - Finance and            1998          38,462             --        20,000                  --
     Accounting and Chief Accounting
     Officer


------------------

(1) Messrs. Wagenhals, Wagenhals, Besing, and Husband also received certain perquisites, the value of which did not exceed 10% of their salary and bonus during fiscal 1999.

(2) The exercise price of all stock options granted were equal to the fair market value of our common stock on the date of grant.

(3) Amounts shown for fiscal 1999 represent matching contributions we made to our 401(k) Plan.

(4)      Includes 30,000 options that were cancelled and reissued in June 1998.

(5)      Includes 20,000 options that were cancelled and reissued in June 1998.

(6) Mr. Besing resigned as an officer and director effective as of December 6, 1999.

(7) Mr. Husband served as our Vice President - Finance and Accounting and Chief Accounting Officer from May 1998 until December 16, 1999. Mr. Husband became our Executive Vice President - Finance and Accounting and Chief Financial Officer on December 16, 1999.

OPTION GRANTS

         The following table provides information on stock options granted to our named executive officers during the fiscal year ended September 30, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                              INDIVIDUAL GRANTS
                             ---------------------------------------------------------------    POTENTIAL REALIZABLE
                                 NUMBER OF        % OF TOTAL                                   VALUE AT ASSUMED ANNUAL
                                SECURITIES         OPTIONS                                       RATES OF STOCK PRICE
                                UNDERLYING        GRANTED TO                                         APPRECIATION
                             OPTIONS GRANTED     EMPLOYEES IN      EXERCISE      EXPIRATION       FOR OPTION TERM(2)
NAME                              (#)(1)         FISCAL YEAR     PRICE ($/SH)       DATE             5%         10%
-------------------------    -------------------------------------------------------------------------------------------
Fred W. Wagenhals........         50,000            13.0%            $26.38      11/20/04      $448,501    $ 1,017,496
Tod J. Wagenhals.........             --              --              --               --
                                                                                               --                   --
Christopher S. Besing(3).         20,000             5.2%            $26.38      11/20/04      $179,400     $  406,998
David A. Husband.........         10,000             2.6%            $26.38      11/20/04      $ 89,700     $  203,499


------------------

(1) The options were granted at the fair value of the shares on the date of grant and have six-year terms. One-third of the options vest and become exercisable on each of the first, second, and third anniversaries of the date of grant.

(2) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

(3) Mr. Besing resigned as an officer and director effective as of December 6, 1999.

FISCAL 1999 OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table provides information on options exercised in the last fiscal year by our named executive officers, and the value of each such officer's unexercised options at September 30, 1999.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                     OPTION VALUES AS OF SEPTEMBER 30, 1999

                                                                NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                               SHARES                          UNDERLYING UNEXERCISED          IN-THE MONEY OPTIONS
                             ACQUIRED ON       VALUE         OPTIONS AT FISCAL YEAR-END(#)   AT FISCAL YEAR-END($)(1)
NAME                        EXERCISE (#)    REALIZED ($)   EXERCISABLE     UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
-------------------------   ------------    ------------   -----------     -------------     -----------  -------------
Fred W. Wagenhals........        --              --            110,666          75,334      $  1,553,790  $    10,335
Tod J. Wagenhals(2)......      40,000        $1,250,000         50,474          15,257      $    629,947  $     6,865
Christopher S. Besing(3).        --              --             36,665          38,335      $    224,375  $     7,813
David A. Husband.........        --              --              6,666          23,334                --  $        --

------------------
(1) Calculated based upon the closing price of our common stock as reported on the Nasdaq National Market on September 30, 1999 of $21.06 per share. The exercise prices of certain of the options held by our executive officers on September 30, 1999 were greater than $21.06 per share.

(2) In connection with the dissolution of his marriage, Mr. Wagenhals (a) exercised options to acquire 40,000 shares of common stock and immediately transferred such shares to his former spouse, and (b) transferred options to acquire an additional 48,669 shares of common stock to his former spouse.

(3) Mr. Besing resigned as an officer and director effective as of December 6, 1999.

RECENT GRANTS OF STOCK OPTIONS

         On January 27, 2000, our Board of Directors granted options to acquire 20,000, 5,000, 30,000, 10,000 and 5,000 shares of common stock at an exercise price of $9.56 per share to Fred W. Wagenhals, Tod J. Wagenhals, David A. Husband, Melodee L. Volosin, and John S. Bickford, Sr., respectively.

EMPLOYMENT AGREEMENTS

         In connection with the acquisition of MiniChamps, in August 1998 our company, Paul G. Lang, and Mr. Lang's spouse entered into an Operating Agreement with respect to the management and operations of the MiniChamps entities. We and Mr. Lang also amended the terms of the then-existing Managing Director's Contract between Mr. Lang and Paul's Model Art GmbH. Under the Operating Agreement and the Managing Director's Contract, as amended (the "Service Agreement"), Mr. Lang serves as a Managing Director of our operations in the European Community at a base salary of approximately $245,000 per annum, plus reimbursement for certain costs that Mr. Lang may be obligated to pay under German law. Mr. Lang also will be eligible to receive an annual bonus of 10% of the pre-tax profits of the MiniChamps entities, not to exceed approximately $55,000 per annum. Pursuant to the Service Agreement, in August 1998 we also granted Mr. Lang options to acquire 10,000 shares of common stock at an exercise price of $25.00 per share. The terms of the Service Agreement require us to reimburse Mr. Lang for expenses incurred on business trips and to provide Mr. Lang with an automobile. The Service Agreement contains provisions that prohibit Mr. Lang from (a) competing with the business of our company, (b) taking certain actions intended to hire other employees away from their employment with our company, and (c) making unauthorized use or disclosure of our confidential information. The Service Agreement expires in August 2002, subject to automatic extension for the same length of time as any extension of the Operating Agreement.

         We have no written employment contracts with any of our other executive officers or directors. We offer our employees, including officers, medical and life insurance benefits. Our executive officers and other key personnel are eligible to receive profit sharing distributions and discretionary bonuses, and are eligible to receive stock options under our stock options plans.

401(k) PROFIT SHARING PLAN

         In October 1994, we established a defined contribution plan that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) plan, participating employees may defer from 1% to 15% of their pre-tax compensation, subject to the maximum allowed under the Internal Revenue Code. We will contribute $.50 for each dollar contributed by the employee, up to a maximum contribution of 2% of the employee's defined compensation. In addition, the 401(k) plan provides that we may make an employer profit sharing contribution in such amounts as may be determined by our Board of Directors.

1993 STOCK OPTION PLAN

         Our 1993 Stock Option Plan, as amended, provides for the granting of options to acquire common stock as well as stock-based awards, as described below. A total of 2,750,000 shares of common stock may be issued under the 1993 Plan. As of January 27, 2000, we have issued an aggregate of 2,049,754 shares of common stock upon exercise of options granted pursuant to the 1993 Plan, there were outstanding options to acquire 669,027 shares of common stock, and an additional 31,219 shares remained available for grant. The 1993 Plan will remain in effect until September 24, 2001.

         Options and awards may be granted only to persons who at the time of grant are either (a) key personnel, including officers and directors of our company or our subsidiaries, or (b) consultants and independent contractors who provide valuable services to our company or to our subsidiaries. Options that are incentive stock options may only be granted to employees of our company or our subsidiaries. To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirements set forth in the Internal Revenue Code. No employee of our company may receive grants of options or awards representing more than 50% of the shares of common stock issuable under the 1993 Plan.

         The exercise prices, expiration dates, maximum number of shares purchasable, and the other provisions of the options will be established at the time of grant. The exercise prices of options that are not incentive stock options may not be less than 85% of the fair market value of the common stock at the time of the grant, and the exercise prices of incentive stock options may not be less than 100% (110% if the option is granted to a shareholder who at the time the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of our company) of the fair market value of the common stock at the time of the grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined upon a grant of the options. To exercise an option, the optionholder will be required to deliver to us full payment of the exercise price of the shares as to which the option is being exercised.

         The 1993 Plan includes an automatic program that provides for the automatic grant of stock options to non-employee directors. Under the automatic program, each newly elected non-employee member of the Board of Directors automatically receives options to acquire 10,000 shares of common stock on the date of his or her first appointment or election to the Board of Directors. In addition, options to acquire 8,000 shares of common stock are automatically granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of shareholders. All automatic options vest and become exercisable immediately upon grant. A non-employee member of the Board of Directors is not eligible to receive the 8,000-share automatic option grant if that option grant date is within 30 days of such non-employee member receiving the 10,000-share automatic option grant. The exercise price per share of common stock subject to automatic options granted under the 1993 Plan will be equal to 100% of the fair market value (as defined in the 1993 Plan) of our common stock on the date such options are granted. We believe that the automatic grant of stock options to non-employee directors is necessary to attract, retain, and motivate independent directors.

         We also may grant awards to eligible persons under the 1993 Plan. Stock appreciation rights, or SARs, entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of common stock from the price stated in the award agreement to the market value of the common stock on the date the SAR is first exercised or surrendered. Stock awards enable us to make direct grants of common stock to recipients. Cash awards entitle the recipient to receive direct payments of cash depending on the market value or the appreciation of our common stock or other securities of our company.

1998 NON-QUALIFIED STOCK OPTION PLAN

         Under the our 1998 Non-Qualified Stock Option Plan, the Board of Directors may from time to time grant to key employees of our company, other than directors or executive officers, non-statutory options to purchase shares of our common stock. The exercise price, term, vesting conditions, and other terms for all options granted under the 1998 Plan will be determined at the time of grant by the Board of Directors or a board committee appointed to administer the 1998 Plan. A total of 500,000 shares of common stock may be issued pursuant to the 1998 Plan. As of January 27, 2000, we have issued an aggregate of 37,833 shares of common stock upon exercise of options granted pursuant to the 1988 Plan, there were outstanding options to acquire 203,499 shares of common stock, and an additional 258,668 shares remained available for grant. The 1998 Plan expires in 2008.

EMPLOYEE STOCK PURCHASE PLAN

         During 1999 our Board of Directors adopted and our shareholders approved our 1999 Employee Stock Purchase Plan, or ESPP. The ESPP is intended to provide an opportunity for our employees to acquire a proprietary interest in our company by purchasing shares of our common stock through voluntary payroll deductions. Under the ESPP, eligible employees may purchase shares of our common stock at a purchase price per share equal to the lower of (a) 85% of the closing price of our common stock on the offering commencement date, or (b) 85% of the closing price of our common stock on the offering termination date. The purchase price is to be paid through periodic payroll deductions not to exceed 15% of the participant's earnings during each six-month offering period. An employee may not participate in the ESPP if the purchase would cause him or her to own 5% or more of our company's combined voting power or value of our common stock. Also, no participant may purchase more than $25,000 worth of common stock annually.

         The ESPP provides for successive six-month offering periods. The first offering period began on August 1, 1999 and will end on January 31, 2000. Thereafter, in each of the nine years beginning on February 1, 2000 and ending on January 31, 2009, there will be two six-month offerings commencing on February 1 and August 1 of each year and ending on the following July 31 or January 31, respectively.

         We have reserved 200,000 shares of our common stock for issuance under the ESPP. That number will automatically increase on the first day of each fiscal year beginning with the fiscal year beginning on October 1, 2001. The annual increase will be equal to the lesser of (a) 200,000 shares or (b) 1% of our outstanding shares on the last day of our prior fiscal year. Our Board of Directors may reduce the number of shares to be automatically added if the directors determine that the automatic increase will be too large relative to the anticipated number of share purchases under the ESPP. Under this formula, a maximum of 1,800,000 shares of common stock may be issued under the ESPP.

         The purchase right of a participant will terminate automatically in the event the participant ceases to be an employee of our company or one of our subsidiaries, and any payroll deductions collected from such individual during the six-month period in which such termination occurs will be refunded. However, in the event of the participant's disability or death, such payroll deductions may be applied to the purchase of the common stock on the next purchase date.

DIRECTOR COMPENSATION AND OTHER INFORMATION

         Employees of our company do not receive compensation for serving as members of our Board of Directors. Non-employee directors receive $2,500 for each meeting attended in person. All directors are reimbursed for their expenses in attending meetings of the Board of Directors. Directors who are not employees of our company are eligible to receive automatic grants of stock options pursuant to the 1993 Plan. Non-employee directors also are eligible to receive other grants of stock options or awards pursuant to the discretionary program of the 1993 Plan. See Item 11, "Executive Compensation - 1993 Stock Option Plan."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended September 30, 1999, our Compensation Committee consisted of Jack M. Lloyd, Robert H. Manschot, and Edward J. Bauman. None of such individuals had any contractual or other relationships with our company during such fiscal year except as directors.

LIMITATION OF DIRECTORS' LIABILITY; INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES, AND AGENTS

         Our Amended and Restated Articles of Incorporation eliminate the personal liability of any director of our company to us or our shareholders for money damages for any action taken or failure to take any action as a director of our company, to the fullest extent allowed by the Arizona Business Corporation Act. Under the Business Corporation Act, directors of our company will be liable to our company or our shareholders only for (a) the amount of a financial benefit received by the director to which the director is not entitled; (b) an intentional infliction of harm on our company or our shareholders; (c) certain unlawful distributions to shareholders; and (d) an intentional violation of criminal law. The effect of these provisions in the Restated Articles is to eliminate the rights of our company and our shareholders (through shareholders' derivative suits on behalf of our company) to recover money damages from a director for all actions or omissions as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (a) through (d) above. These provisions do not limit or eliminate the rights of our company or any shareholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care.

         Our Restated Articles require us to indemnify and advance expenses to any person who incurs liability or expense by reason of such person acting as a director of our company, to the fullest extent allowed by the Business Corporation Act. This indemnification is mandatory with respect to directors in all circumstances in which indemnification is permitted by the Business Corporation Act, subject to the requirements of the Business Corporation Act. In addition, we, in our sole discretion, may indemnify and advance expenses, to the fullest extent allowed by the Business Corporation Act, to any person who incurs liability or expense by reason of such person acting as an officer, employee or agent of our company, except where indemnification is mandatory pursuant to the Business Corporation Act, in which case we are required to indemnify such persons to the fullest extent required by the Business Corporation Act.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of January 20, 2000 by (i) each of the our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

                                                      NUMBER OF SHARES                      APPROXIMATE
NAME AND ADDRESS OF                                     AND NATURE OF                      PERCENTAGE OF
BENEFICIAL OWNER(1)                                BENEFICIAL OWNERSHIP(2)             OUTSTANDING SHARES(2)
-------------------                                -----------------------             ---------------------
DIRECTORS AND EXECUTIVE OFFICERS
Fred W. Wagenhals...........................            2,040,932 (3)                          12.0%
Tod J. Wagenhals............................               54,430 (4)                              *
David A. Husband............................               12,499 (5)                              *
Melodee L. Volosin..........................               21,224 (6)                              *
John S. Bickford, Sr........................               37,316 (7)                              *
Paul G. Lang................................               15,333 (8)                              *
Jack M. Lloyd...............................               32,000 (9)                              *
Robert H. Manschot..........................               29,000 (10)                             *
Edward J. Bauman............................               20,000 (11)                             *
All directors and executive officers
   as a group (nine persons)................            2,262,734                              13.1%

NON-MANAGEMENT 5% SHAREHOLDERS
Lisa K. Wagenhals...........................            1,913,600 (12)                         11.2%

-------------------
* Less than 1% of outstanding shares of common stock

(1) Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached at 4707 East Baseline Road, Phoenix, Arizona 85040.

(2) The percentages shown are calculated based upon 16,937,419 shares of common stock outstanding on January 20, 2000. The numbers and percentages shown include the shares of common stock actually owned as of January 20, 2000 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of January 20, 2000 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3) Represents 1,913,600 shares of common stock and vested options to acquire 127,332 shares of common stock. Mr. Wagenhals shares voting and dispositive power with his spouse with respect to the 1,913,600 shares of common stock. See footnote 12.

(4) Represents 3,956 shares of common stock and vested options to acquire 54,430 shares of common stock.

(5) Represents 2,500 shares of common stock and vested options to acquire 9,999 shares of common stock.

(6) Represents 2,500 shares of common stock and vested options to acquire 18,724 shares of common stock.

(7) Represents 12,318 shares of common stock and vested options to acquire 24,998 shares of common stock.

(8) Represents 12,000 shares of common stock and vested options to acquire 3,333 shares of common stock.

(9)      Represents vested options to acquire 32,000 shares of common stock.

(10) Represents 5,000 shares of common stock and vested options to acquire 24,000 shares of common stock.

(11) Represents 2,000 shares of common stock and vested options to acquire 18,000 shares of common stock.

(12) Represents 1,913,600 shares of common stock over which Ms. Wagenhals shares voting and dispositive power with Fred W. Wagenhals. See footnote 3.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We own a building in Tempe, Arizona, containing approximately 46,000 square feet, which we utilized for our corporate, administrative, sales offices, and warehouse facilities prior to September 1997. Prior to March 1998, Fred W. Wagenhals, our Chairman of the Board, President, and Chief Executive Officer, owned a one-third interest in F.W. Investments, a partnership that owned this facility. In March 1998, Mr. Wagenhals became the sole owner of this facility. We paid F.W. Investments or Mr. Wagenhals rent of approximately $183,000, $175,000, and $120,000 for the fiscal years ended September 30, 1997, 1998, and 1999, respectively. During fiscal 1998, we made a refundable deposit of $900,000 to Mr. Wagenhals towards the purchase of this facility. During fiscal 1999, we paid the remaining balance of $1.2 million as final payment and purchase of the facility.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACTION PERFORMANCE COMPANIES, INC.



Date:  January 27, 2000                /s/Fred W. Wagenhals
                                       -----------------------------------------
                                       Fred W. Wagenhals, Chairman of the Board,
                                       President, and Chief Executive Officer


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

Signature                                        Capacity                                              Date
---------                                        --------                                              ----
/s/ Fred W. Wagenhals                   Chairman of the Board, President, and Chief            January 27, 2000
------------------------------------    Executive Officer (Principal Executive Officer)
Fred W. Wagenhals

/s/ Tod J. Wagenhals                    Executive Vice President, and Director                 January 27, 2000
------------------------------------
Tod J. Wagenhals

/s/ David A. Husband                    Executive Vice President - Finance and Accounting      January 27, 2000
------------------------------------    and Chief Accounting Officer (Principal Finance
David A. Husband                        and Accounting Officer)


/s/ Melodee L. Volosin                  Executive Vice President - Sales and Marketing         January 27, 2000
------------------------------------    and Director
Melodee L. Volosin

/s/ John S. Bickford, Sr.               Vice President - Strategic Alliances and Director      January 27, 2000
------------------------------------
John S. Bickford, Sr.

/s/ Jack M. Lloyd                       Director                                               January 27, 2000
------------------------------------
Jack M. Lloyd

/s/ Robert H. Manschot                  Director                                               January 27, 2000
------------------------------------
Robert H. Manschot

/s/ Edward J. Bauman                    Director                                               January 27, 2000
------------------------------------
Edward J. Bauman

/s/ Paul G. Lang                        Managing Director of MiniChamps and Director           January 27, 2000
------------------------------------
Paul G. Lang