Form 10-Q
period 1999-12-31
ACTION PERFORMANCE COMPANIES INC
filed 2000-02-14
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 1999

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 9, 2000 there were outstanding 16,428,356 shares of the registrant's Common Stock, par value $.01 per share.

                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  December 31,         September 30,
                                                                                                     1999                  1999
                                                                                                  ------------         ------------
                                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .......................................................             $  33,848              $  58,523
     Accounts receivable, net of allowance for doubtful
         accounts of $1,272 and $1,421, respectively .................................                42,672                 44,988
     Inventories .....................................................................                41,779                 45,310
     Prepaid royalties ...............................................................                 9,364                  7,271
     Prepaid expenses and other assets ...............................................                   505                  2,953
                                                                                                   ---------              ---------
         Total current assets ........................................................               128,168                159,045

PROPERTY AND EQUIPMENT, net ..........................................................                58,419                 56,162

GOODWILL AND OTHER INTANGIBLES, net ..................................................               113,575                111,634

OTHER ASSETS, net ....................................................................                 9,105                  8,906
                                                                                                   ---------              ---------
                                                                                                   $ 309,267              $ 335,747
                                                                                                   =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ................................................................             $   9,369              $  20,127
     Accrued royalties ...............................................................                 7,538                 13,519
     Accrued expenses and other ......................................................                11,611                 14,889
     Current portion of long-term debt ...............................................                 1,439                  2,713
                                                                                                   ---------              ---------
         Total current liabilities ...................................................                29,957                 51,248

LONG-TERM DEBT:
     Convertible subordinated notes ..................................................               100,000                100,000
     Other long-term debt ............................................................                10,892                  9,208
                                                                                                   ---------              ---------
         Total long-term debt ........................................................               110,892                109,208

MINORITY INTEREST ....................................................................                 2,241                  2,300
                                                                                                   ---------              ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 shares authorized,
         no shares issued and outstanding ............................................                    --                     --
     Common stock, $.01 par value, 25,000,000 shares authorized;
         16,609,211 after deducting 328,228 shares held in treasury and
         16,929,085 shares issued and
         outstanding, respectively ...................................................                   166                    169
     Additional paid-in capital ......................................................                99,115                102,555
     Accumulated other comprehensive (loss) ..........................................                (1,956)                  (714)
     Retained earnings ...............................................................                68,852                 70,981
                                                                                                   ---------              ---------
         Total shareholders' equity ..................................................               166,177                172,991
                                                                                                   ---------              ---------
                                                                                                   $ 309,267              $ 335,747
                                                                                                   =========              =========

                 The accompanying notes are an integral part of
                        these consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    1999                     1998
                                                                                                  --------                 --------
Sales:
     Collectibles ................................................................                $ 35,843                 $ 45,867
     Apparel and souvenirs .......................................................                  26,821                   24,336
     Other .......................................................................                   2,117                    1,363
                                                                                                  --------                 --------
         Net sales ...............................................................                  64,781                   71,566

Cost of sales ....................................................................                  44,886                   45,831
                                                                                                  --------                 --------

Gross profit .....................................................................                  19,895                   25,735

Operating expenses:
     Selling, general and administrative expenses ................................                  18,096                   14,599
     Other non-recurring charges .................................................                   2,251                       --
     Amortization of goodwill and other intangibles ..............................                   1,896                    1,458
                                                                                                  --------                 --------
         Total operating expenses ................................................                  22,243                   16,057
                                                                                                  --------                 --------

Income (loss) from operations ....................................................                  (2,348)                   9,678

Other income (expense):
     Minority interest in earnings ...............................................                    (210)                     (73)
     Interest income and other, net ..............................................                     778                      695
     Interest expense ............................................................                  (1,739)                  (2,095)
                                                                                                  --------                 --------
         Total other income (expense), net .......................................                  (1,171)                  (1,473)
                                                                                                  --------                 --------

Income (loss) before provision (benefit) for income taxes ........................                  (3,519)                   8,205

Provision for (benefit from) income taxes ........................................                  (1,390)                   3,282
                                                                                                  --------                 --------

NET INCOME (LOSS) ................................................................                  (2,129)                   4,923
     Other comprehensive income (loss) ...........................................                  (1,242)                      32
                                                                                                  --------                 --------
     Comprehensive income (loss) .................................................                $ (3,371)                $  4,955
                                                                                                  ========                 ========

NET INCOME (LOSS) PER COMMON SHARE:
     Basic .......................................................................                $  (0.13)                $   0.30
                                                                                                  ========                 ========
     Diluted .....................................................................                $  (0.13)                $   0.29
                                                                                                  ========                 ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic .......................................................................                  16,909                   16,519
                                                                                                  ========                 ========
     Diluted .....................................................................                  16,909                   16,878
                                                                                                  ========                 ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      ACTION PERFORMANCE COMPANIES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                                      1999                   1998
                                                                                                    --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................................................              $ (2,129)              $  4,923
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
     Depreciation and amortization ...................................................                 6,186                  5,139
     Undistributed earnings to minority shareholders .................................                   210                     73
     Change in assets and liabilities, net of businesses acquired:
         Accounts receivable .........................................................                 2,226                  3,448
         Inventories .................................................................                 3,367                  2,173
         Prepaid royalties ...........................................................                (2,093)                   553
         Prepaid expenses and other assets ...........................................                 1,977                 (1,067)
         Accounts payable ............................................................                (9,790)                (4,735)
         Accrued royalties ...........................................................                (5,982)                  (153)
         Accrued expenses and other ..................................................                (4,466)                 1,280
                                                                                                    --------               --------
              Net cash provided by (used in) operating activities ....................               (10,494)                11,634
                                                                                                    --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ..............................................                (7,671)                (7,818)
     Proceeds from sale of equipment .................................................                    --                    155
     Acquisition of businesses and other intangibles, less
         cash acquired ...............................................................                (3,121)                     6
                                                                                                    --------               --------
              Net cash used in investing activities ..................................               (10,792)                (7,657)
                                                                                                    --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock upon exercise
      of stock options ...............................................................                    89                  1,547
     Payments for purchases of treasury stock ........................................                (3,532)                    --
     Borrowings under notes payable ..................................................                    --                  1,275
     Payments on long-term debt ......................................................                  (278)                (1,413)
     Collections on notes receivable .................................................                   145                     --
                                                                                                    --------               --------
              Net cash provided by (used in) financing activities ....................                (3,576)                 1,409
                                                                                                    --------               --------

     Effect of exchange rate changes on cash and cash equivalents ....................                   187                     32
                                                                                                    --------               --------

     Net change in cash and cash equivalents .........................................               (24,675)                 5,418
     Cash and cash equivalents, beginning of quarter .................................                58,523                 60,867
                                                                                                    --------               --------
     Cash and cash equivalents, end of quarter .......................................              $ 33,848               $ 66,285
                                                                                                    ========               ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(1)      INTERIM FINANCIAL REPORTING

         The accompanying unaudited consolidated financial statements for Action Performance Companies, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three-month period ended December 31, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 2000. Certain prior period amounts have been reclassified to conform to the December 31, 1999 presentation. These financial statements should be read in conjunction with the Company's Form 10-K and Form 10-K/A for the fiscal year ended September 30, 1999.

(2)      SUPPLEMENTAL CASH FLOW INFORMATION

         The supplemental cash flow disclosures and non-cash transactions for the three-month periods ended December 31, 1999 and 1998 are as follows (in thousands):


                                                                              1999                      1998
                                                                              ----                      ----
Supplemental disclosures:
     Interest paid................................................         $     93                  $    176
     Income taxes paid............................................            3,021                     1,986

Non-cash transactions:
     Debt and liabilities incurred or assumed in acquisitions.....            1,133                     1,419

(3)      ACCOUNTING PRONOUNCEMENTS NOT YET REQUIRED TO BE ADOPTED

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, which establishes accounting and reporting standards for a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement requires all derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company believes the adoption of Statement No. 133 will not have any material impact in the Company's financial position or results of operations. Implementation of this standard has been delayed by the FASB for a 12-month period. The Company will adopt SFAS No. 133 as required during fiscal 2001.


(4)      RECENT ACQUISITIONS

         On October 15, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Fantasy Sports Enterprises, Inc. ("Fantasy Sports") for approximately $3.1 million in cash. Fantasy Sports operates Fantasy Cup Auto Racing through its Web site at www.fantasycup.com. In connection with the acquisition, the Company recorded goodwill of approximately $4.0 million, which will be amortized straight-line over 15 years. This transaction was accounted for as a purchase.

(5)      SEGMENT REPORTING

         The Company has two reportable segments based on geographic points of distribution: Domestic and Foreign. The Company's reportable segments are based on operating divisions operating geographically within the continental United States as "Domestic" and abroad as "Foreign." The Company evaluates performance and allocates resources based on segment profits. Segment profits are comprised of segment net revenues less cost of goods sold and selling, general and administrative expenses. Excluded from segment profits, however, are non-recurring costs, interest income, and interest expense. Financial information for the Company's reportable segments is as follows:

                                                                                    Domestic            Foreign             Total
                                                                                    --------            --------           --------
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 (IN THOUSANDS)
  Collectibles ..........................................................           $ 30,944            $  4,899           $ 35,843
  Apparel and souvenirs .................................................             25,921                 900             26,821
  Other .................................................................              2,117                  --              2,117
                                                                                    --------            --------           --------
   Total segment revenue ................................................             58,982               5,799             64,781
   Segment profit (loss) ................................................               (317)                220                (97)
   Depreciation & amortization included
     in segment profit (loss) ...........................................              5,936                 250              6,186

FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 (IN THOUSANDS)
  Collectibles ..........................................................           $ 39,033            $  6,834           $ 45,867
  Apparel and souvenirs .................................................             24,336                  --             24,336
  Other .................................................................              1,363                  --              1,363
                                                                                    --------            --------           --------
   Total segment revenue ................................................             64,732               6,834             71,566
   Segment profit .......................................................              8,971                 707              9,678
   Depreciation & amortization included
     in segment profit ..................................................              4,925                 214              5,139

Reconciliation of segment profit (loss) to consolidated income (loss) before taxes, is as follows: (in thousands)

                                                                                                1999                         1998
                                                                                               -------                      -------
For the three months ended December 31,
Segment profits (loss) ...................................................                     $   (97)                     $ 9,678
Other non-recurring charges ..............................................                      (2,251)                          --
Total other income (expense), net ........................................                      (1,171)                      (1,473)
                                                                                               -------                      -------
Consolidated (loss) income before taxes ..................................                     $(3,519)                     $ 8,205
                                                                                               =======                      =======


(6)      COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in various lawsuits, including a securities class action lawsuit filed in November 1999. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Part II, Item 1, "Legal Proceedings." The Company also is subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         We design and market licensed motorsports products, including die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. We also operate "goracing.com", which provides worldwide motorsports-related news and information, an online meeting place and community for motorsports fans, and an extensive e-commerce marketplace for motorsports-related die-cast collectibles, apparel and souvenirs. We also develop promotional programs for sponsors of motorsports that feature our die-cast replicas or other products and that are intended to increase brand awareness of the products or services of the corporate sponsors. Third parties manufacture all of our motorsports collectibles and most of our apparel and souvenirs, generally utilizing our designs, tools, and dies. We screen print and embroider a portion of the licensed motorsports apparel that we sell.

         We were incorporated in Arizona in May 1992 and began marketing die-cast collectibles in July 1992. Since our incorporation, we completed a number of acquisitions that expanded our product offerings and distribution channels and secured a number of exclusive license agreements with race car drivers and team owners. The following table sets forth the acquisitions completed since October 1, 1996 and the nature of the businesses acquired.

               Acquisitions                             Date                               Business
-------------------------------------------     ----------------------    -------------------------------------------
Sports Image, Inc.                                     Nov-96             Markets and distributes licensed
                                                                          motorsports apparel and souvenirs;
                                                                          trackside sales

Motorsport Traditions Limited Partnership              Jan-97             Markets and distributes licensed apparel
motorsports and Creative Marketing and                                    and souvenirs; trackside sales
Promotions, Inc.

Robert Yates Promotions, Inc.                          Jul-97             Markets and distributes licensed
                                                                          motorsports apparel and souvenirs;
                                                                          trackside sales

Image Works, Inc.                                      Jul-97             Manufactures and markets licensed
                                                                          motorsports apparel through
                                                                          mass-merchandise markets

Motorsports collectibles product lines of              Aug-97             Manufactures and markets licensed
Simpson Products, Inc.                                                    "mini-helmets" and other motorsports
                                                                          collectibles and souvenirs

Assets related to sales of merchandise                 Dec-97             Markets and distributes licensed
licensed by NASCAR driver Rusty Wallace                                   motorsports apparel and souvenirs;
                                                                          trackside sales

Assets related to motorsports die-cast                 Dec-97             Manufactures and markets "Revell"
Collectibles product lines of                                             licensed die-cast collectibles; strategic
Revell-Monogram, Inc.                                                     alliance with Revell involving extensive
                                                                          product licensing and distribution
                                                                          arrangements

Brookfield Collectors Guild, Inc.                      Jan-98             Markets and distributes licensed
                                                                          motorsports collectibles and ensembles

Chase Racewear, L.L.C.                                 May-98             Licensed motorsports apparel,
                                                                          accessories, and toiletries

Paul's Model Art/MiniChamps                            Aug-98             Markets and distributes licensed die-cast
                                                                          replicas of Formula One, GT, and
                                                                          production cars

Performance Plus                                       Sep-98             Develops and markets driver endorsed
                                                                          nutritional products

               Acquisitions                             Date                               Business
-------------------------------------------     ----------------------    -------------------------------------------
Intellectual Properties Group, Inc.                    Oct-98             Creates and develops promotional programs
                                                                          for corporate sponsors of motorsports

Tech 2000 Worldwide, Inc.                              Nov-98             Operates the "goracing.com" Internet web
                                                                          site; designs, develops, implements, and
                                                                          maintains motorsports-related and other
                                                                          Internet web sites, including electronic
                                                                          commerce capabilities

GoodSports Holdings Pty Ltd.                           Jan-99             Markets and distributes licensed
                                                                          motorsports apparel and souvenirs related
                                                                          to Formula One racing

Fantasy Sports Enterprises, Inc.                       Oct-99             Operates fantasy racing game


         We market our products to approximately 11,500 specialty retailers throughout the world either directly or through our wholesale distributor network; to motorsports enthusiasts directly through our Racing Collectables Club of America, or "Collectors' Club;" via electronic commerce through our "goracing.com" web site; and through mobile trackside souvenir stores, promotional programs for corporate sponsors, and fan clubs. We also distribute certain of our products to mass retailers through our in-house sales force and wholesale distributors. In addition, we have a license agreement with Hasbro, Inc., a multi-billion dollar toy and game manufacturer, covering the exclusive sale by Hasbro of a line of motorsports-related products in the mass-merchandise market.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                                                                                          Three Months Ended
                                                                                                              December 31,
                                                                                                      -----------------------------
                                                                                                      1999                    1998
                                                                                                      -----                   -----
                                                                                                        %                       %
Sales:
     Collectibles ..................................................................                   55.3                    64.1
     Apparel and souvenir ..........................................................                   41.4                    34.0
     Other .........................................................................                    3.3                     1.9
                                                                                                      -----                   -----
         Net sales .................................................................                  100.0                   100.0
Cost of sales ......................................................................                   69.3                    64.0
                                                                                                      -----                   -----
Gross profit .......................................................................                   30.7                    36.0
Selling, general and administrative expenses .......................................                   31.4                    20.4
Amortization of goodwill and other intangibles .....................................                    2.9                     2.1
                                                                                                      -----                   -----
Income (loss) from operations ......................................................                   (3.6)                   13.5
Minority interest in earnings ......................................................                    (.1)                    (.1)
Interest income (expense) and other, net ...........................................                   (1.8)                   (1.9)
                                                                                                      -----                   -----
Income (loss) before (provision) benefit for income taxes ..........................                   (5.5)                   11.5
(Provision) benefit for income taxes ...............................................                    2.2                    (4.6)
                                                                                                      -----                   -----
Net income (loss) ..................................................................                   (3.3)                    6.9
                                                                                                      =====                   =====

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

         Net sales decreased 9.5% to $64.8 million for the three months ended December 31, 1999 from $71.6 million for the three months ended December 31, 1998. We attribute the decrease in sales during the first quarter of fiscal 2000 primarily to differences in sales associated with corporate promotional programs recorded in the first quarter of fiscal 1999 as compared with corporate promotional sales recorded during the first quarter of fiscal 2000, partially offset by increased sales of other collectible products. We also experienced delayed orders in our Collectors' Club as a result of unforseen system conversion problems in December 1999.

         Gross profit decreased to $19.9 million in the first quarter of fiscal 2000 from $25.7 million in the first quarter of fiscal 1999, representing 30.7% and 36.0% of net sales, respectively. The decrease in gross profit as a percentage of net sales resulted from decreased sales of die-cast collectibles products, which typically provide higher margins than sales of our apparel and souvenir products. Sales of die-cast collectibles decreased to 55.3% of net sales in the three months ended December 31, 1999 from 64.1% for the three-month period ended December 31, 1998, primarily as a result of non-comparative revenues from certain promotional programs and delayed orders.

         Selling, general and administrative expenses increased to $18.1 million in the three-month period ended December 31, 1999 from $14.6 million in the three-month period ended December 31, 1998, representing 31.4% and 20.4% of net sales, respectively. The increase in such expenses as a percentage of sales resulted primarily from additional operating and facilities costs, primarily associated with our goracing.com facilities, over a smaller base of sales.

         Other non-recurring charges were approximately $2.3 million in the three-month period ended December 31, 1999. The non-recurring charges result from expenses incurred in relation to the indefinite postponement of the initial public offering of goracing.com, inc., as well as various management restructuring charges that occurred during the first quarter of fiscal 2000.

         Amortization of goodwill and other intangibles increased to $1.9 million for the three-month period ended December 31, 1999 from $1.5 million for the three-month period ended December 31, 1998. The increase in amortization of goodwill and other intangibles is related to (i) a full quarter of amortization associated with the acquisition of our Internet company in November 1998, and
(ii) our acquisition of Fantasy Sports Enterprises, Inc. in October of the current fiscal year.

         The change in interest income (expense) and other, net, was primarily attributable to a decrease in interest expense of approximately $350,000 related to the retirement of $20 million of term loans in January 1999.

goracing.com INTERNET OPERATIONS

         As discussed above, we recognized non-recurring charges of approximately $2.3 million during the three months ended December 31, 1999. These non-recurring charges included amounts related to the writeoff of deferred offering costs and termination benefits for certain employees of goracing.com. Our operating results for the three months ended December 31, 1999 were adversely impacted by the operating results of goracing.com. The goracing.com Internet operations excluding the non-recurring charges generated a net operating loss of approximately $3.1 million for the three months ended December 31, 1999. For the three months ended December 31, 1998, goracing.com generated an operating loss of approximately $100,000. The increase in the loss from operations is a result of increased operating expenses of goracing.com facilities, an increase in personnel, and other operating expenses.




PRO FORMA RESULTS OF OPERATIONS

         The following table sets forth the unaudited pro forma income statement data of our company for the three-month period ended December 31, 1998, giving effect to the acquisitions of Tech 2000, Goodsports Holdings Pty, Ltd, and Fantasy Sports as if they had occurred on October 1, 1998, using the purchase method of accounting for business combinations. The unaudited pro forma income statement data presented herein does not purport to represent what our actual results of operations would have been had those acquisitions occurred on that date or to project our results of operations for any future period.

                                                                           (in thousands, except per share data)
                                                                             For the Three Months Ended
                                                                         ------------------------------------------
                                                                                     December 31, 1998
                                                                                     -----------------
Net
sales.............................................................                      $  72,234
Net income........................................................                          4,992
Net income per common share.......................................                      $    0.30

         The pro forma results shown above do not account for efficiencies gained upon the consolidation of operations, including the elimination of duplicative functions and reduction of salaries expense and other related costs. The pro forma results of operations for the three-month period ended December 31, 1998 reflect the amortization of goodwill and other intangibles arising from the acquisitions described above and include additional interest expense associated with any financing related to the acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital position decreased to $98.2 million at December 31, 1999 from $107.8 million at September 30, 1999. The decrease of $9.6 million is primarily attributable to the cash flows from operations, principally the reduction of operating payables and accruals, cash used to repurchase our common stock, and our acquisition of Fantasy Sports.

         Capital expenditures for the three-month period ended December 31, 1999 totaled approximately $7.7 million, of which we used approximately $3.7 million for our continued investment in tooling.

         During the three-month period ended December 31, 1999, we issued 8,334 shares of common stock upon the exercise of stock options.

         On December 16, 1999, our Board of Directors authorized the repurchase of up to $40.0 million of our common stock. The purchases are to be made from time to time in privately negotiated transactions or the open market at prevailing market prices. The initial term of the repurchase program will be one year, subject to extension depending on market conditions. During the fiscal quarter ended December 31, 1999, we repurchased 328,228 shares of common stock at a cost of approximately $3.5 million. As of February 9, 2000 we have repurchased an aggregate of 517,000 shares of common stock at a cost of approximately $5.8 million.

         On March 24, 1998, we sold $100.0 million of 4-3/4% convertible subordinated notes. The notes are convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. The notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior indebtedness of our company, as defined in the notes. The agreement governing the notes does not limit or prohibit the incurrence of additional indebtedness, including senior indebtedness, by our company or our subsidiaries. We, at our option, may redeem the notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the agreement governing the notes. Upon the occurrence of a "change in control" or a "termination of trading," as defined in the agreement, the holders of the notes will have the right to require our company to repurchase all or any part of such holders' notes at 100% of their principal amount, plus accrued and unpaid interest. The net proceeds to our company from this offering were approximately $96.5 million, after deducting offering expenses and the initial purchasers' discount of 3.0%. The offering expenses and initial purchasers discount are included in other assets in the accompanying financial statements and are being amortized into interest expense using the effective interest rate method.

         On August 5, 1998, we entered into an amended and restated credit agreement with First Union National Bank of North Carolina. The credit facility consists of a revolving line of credit for up to $20.0 million, which includes up to $5.0 million for standby letters of credit (the "Line of Credit"), and a $30.0 million letter of credit/bankers' acceptance facility. We did not have any outstanding borrowings under the Line of Credit as of December 31, 1999. We had outstanding purchase commitments of approximately $5.8 million and $7.9 million under the letter of credit/bankers' acceptance facility as of December 31, 1999 and 1998, respectively. The Line of Credit bears interest, at our option, at a rate equal to (i) the Alternate Base Rate (as described below) plus an applicable margin as defined in the credit agreement or (ii) LIBOR plus an applicable margin as defined in the credit agreement. The "Alternate Base Rate" under the Line of Credit is the greater of (a) the bank's publicly announced prime rate or (b) the Federal Funds Effective Rate (as defined) plus 0.5%. The Line of Credit matures on April 1, 2001 with respect to the revolving line of credit portion of the Line of Credit, and on April 1, 2000 with respect to the standby letter of credit portion of the Line of Credit and the letter of credit/bankers' acceptance facility, subject to extensions by First Union.

         In August 1999, goracing entered into an agreement with a financial institution under which goracing has available up to $7.0 million for the purposes of acquiring capital equipment under operating leases. As of December 31, 1999, goracing had executed operating leases totaling approximately $5.7 million under this agreement. We have guaranteed goracing's obligations under this agreement.

         Our credit facility agreements contain certain provisions that, among other things, require our company to comply with certain financial ratios and net worth requirements and will limit the ability of our company and our subsidiaries to incur additional indebtedness, pay dividends, sell assets, or engage in certain mergers or consolidations.

         We are a defendant in various lawsuits, including a securities class action lawsuit filed in November 1999. See Part II, Item 1, "Legal Proceedings." We have agreed to settle one lawsuit and we recorded a non-recurring pretax charge of $3.6 million in the fourth quarter of fiscal 1999 to reflect the financial terms of the proposed settlement, as well as legal and other expenses related to the lawsuit and proposed settlement. The final settlement will be subject to the negotiation and execution of definitive settlement agreements, as well as court approval. We have not made any provisions in our financial statements with respect to the securities class action lawsuit we are defending. The imposition of any additional damages in the lawsuit we have agreed to settle or the imposition of damages in the securities class action lawsuit could have a material adverse effect on our results of operations and financial position. We are also subject to certain asserted and unasserted claims encountered in the normal course of business. We believe that the resolution of these matters will not have a material adverse effect on our financial position or results of operations; however, imposition of damages to that extent could still occur.

         We believe that our current cash resources, our credit facility, goracing's commitment for capital equipment lease financing, and expected cash flow from operations will be sufficient to fund our capital needs during the next 12 months at our current level of operations, apart from capital needs resulting from additional acquisitions and the capital required to enable goracing to fully execute its growth strategy. goracing will require additional capital from our capital resources or from outside sources to be able to fully execute its growth strategy. We may be required to obtain additional capital to fund our planned growth during the next 12 months and beyond. Potential sources of any such capital may include the proceeds from the exercise of outstanding options, bank financing, strategic alliances, and additional offerings of our equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse effect on our business.

YEAR 2000 COMPLIANCE

         We are heavily dependent upon complex computer software and systems for our operations. Many existing computer programs and systems use only two digits to identify a year in the date field. These programs and systems were designed and developed without considering the impact of the recent change in the century.

         During 1997, we engaged Computer Associates International, Inc. to commence a program to install new information technology, or IT, and non-IT systems. These new systems include hardware and software programs that are intended to integrate management information systems throughout our organizational structure, as well as to comply with Year 2000 requirements. During fiscal 1999, we completed the new system installation with respect to those systems that we believe were not Year 2000 compliant. As of the date of this Report, we have not experienced any material disruption to our operations as a result of any failure of any of our systems to function properly as of January 1, 2000. We also have not experienced any Year 2000 failures related to any of our significant vendors or suppliers, including our third party manufacturers in Asia.

         Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. In addition, unforeseen circumstances may arise, and we may not in the future identify equipment or systems that are not Year 2000 compliant.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K and Form 10-K/A for the year ended September 30, 1999, as filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Our exposure to market risk is limited to interest rate risk associated with our credit instruments and foreign currency exchange rate risk associated with our foreign operations. We do not currently use and we have not historically used derivative financial instruments to manage or reduce market risk.

         At December 31, 1999, we had $100 million outstanding under our convertible subordinated notes at an interest rate of 4.75%, and approximately $10.9 million of debt outstanding at various rates and terms, principally under promissory notes and capital leases. Interest rates on these credit instruments are fixed and comparable to current market rates.

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

           PART II - OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS

                  On November 30, 1999, a class action lawsuit was filed against our company in the United States District Court for the District of Arizona, case No. CIV'99 2106 PHXROS. Fred W. Wagenhals and Tod J. Wagenhals, directors and officers of our company, and Christopher S. Besing, a former director and officer of our company, also were named as defendants. The lawsuit alleges that our company and the other defendants violated the Securities Exchange Act of 1934 by (a) making allegedly false statements about the state of our business and shipment of certain products to a customer, or (b) participating in a fraudulent scheme that was intended to inflate the price of our common stock. The alleged class of plaintiffs consists of all persons who purchased our publicly traded securities between July 27, 1999 and November 4, 1999. The plaintiffs are requesting an unspecified amount of monetary damages. We intend to vigorously defend this lawsuit.

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

                       ACTION PERFORMANCE COMPANIES, INC.

Signature                                             Capacity                                        Date
---------                                             --------                                        ----
/s/ Fred W. Wagenhals                       Chairman of the Board, President, and               February 11, 2000
------------------------------------        Chief Executive Officer
Fred W. Wagenhals                           (Principal Executive Officer)



/s/ David A. Husband                        Executive Vice President-Finance and                February 11, 2000
------------------------------------        Accounting and Chief Financial Officer
David A. Husband                            (Principal Financial and Accounting Officer)


                                 Exhibit Index

Exhibit
Number                      Description
------                      -----------
27                          Financial Data Schedule