Form 10-Q
period 2000-03-31
ACTION PERFORMANCE COMPANIES INC
filed 2000-05-12
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 10, 2000, there were outstanding 16,353,356 shares of the registrant's Common Stock, par value $.01 per share.

PART I ITEM 1.  FINANCIAL STATEMENTS


                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND SEPTEMBER 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  March 31,             September 30,
                                                                                    2000                     1999
                                                                                    ----                     ----
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .............................................        $  25,468                 $  58,523
  Accounts receivable, net of allowance for
    doubtful accounts of $1,109 and $1,421, respectively ................           36,381                    44,988
  Inventories ...........................................................           43,335                    45,310
  Prepaid royalties .....................................................           12,824                     7,271
  Prepaid expenses and other assets .....................................            2,385                     2,953
                                                                                 ---------                 ---------
     Total current assets .............................................          120,393                   159,045

PROPERTY AND EQUIPMENT, net ...........................................           57,443                    56,162

GOODWILL AND OTHER INTANGIBLES, net .....................................          109,356                   111,634

OTHER ASSETS, net .......................................................           12,488                     8,906
                                                                                 ---------                 ---------
                                                                                 $ 299,680                 $ 335,747
                                                                                 =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ......................................................        $  14,535                 $  20,127
  Accrued royalties .....................................................            6,986                    13,519
  Accrued expenses and other ............................................            7,151                    14,889
  Current portion of long-term debt .....................................            1,565                     2,713
                                                                                 ---------                 ---------
     Total current liabilities ..........................................           30,237                    51,248
                                                                                 ---------                 ---------

LONG-TERM DEBT:
  Convertible subordinated notes ........................................          100,000                   100,000
  Other long-term debt ..................................................            8,723                     9,208
                                                                                 ---------                 ---------
     Total long-term debt ...............................................          108,723                   109,208
                                                                                 =========                 =========

MINORITY INTEREST .......................................................            2,291                     2,300
                                                                                 ---------                 ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
     authorized, no shares issued or outstanding ..........................            --                        --
  Common stock, $.01 par value, 25,000,000 shares
  authorized; 16,353,356 and 16,929,085 shares issued and outstanding,
  respectively ...........................................................            164                       169
  Additional paid-in capital..............................................         102,713                   102,555
  Treasury Stock ..........................................................         (6,514)                       --
  Accumulated other comprehensive loss ....................................         (2,648)                     (714)
  Retained earnings .......................................................         64,714                    70,981
                                                                                 ---------                 ---------
      Total shareholders' equity ........................................          158,429                   172,991
                                                                                 ---------                 ---------
                                                                                 $ 299,680                 $ 335,747
                                                                                 =========                 =========



                The accompanying notes are an integral part of these
                          consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MARCH 31, 2000
                 AND 1999 (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Three Months Ended                      Six Months Ended
                                                                         March 31                               March 31
                                                                         --------                               --------
                                                                 2000                1999                2000                1999
                                                              ---------           ---------           ---------           ---------
Sales:
   Collectibles ....................................          $  31,492           $  46,439           $  67,335           $  92,306
   Apparel and souvenirs ...........................             24,953              30,092              51,774              54,428
   Other ...........................................              1,624               2,397               3,741               3,759
                                                              ---------           ---------           ---------           ---------
      Net sales ....................................             58,069              78,928             122,850             150,493

Cost of sales ......................................             39,904              48,933              84,790              94,764
                                                              ---------           ---------           ---------           ---------

Gross profit .......................................             18,165              29,995              38,060              55,729
                                                              ---------           ---------           ---------           ---------

Operating expenses:
   Selling, general and administrative expenses.....             22,351              16,101              40,447              30,701
   Other non-recurring charges .....................                 --                  --               2,251                  --
   Amortization of goodwill and other intangibles...              2,331               1,501               4,227               2,958
                                                              ---------           ---------           ---------           ---------
      Total operating expenses .....................             24,682              17,602              46,925              33,659
                                                              ---------           ---------           ---------           ---------

Income (loss) from operations ......................             (6,517)             12,393              (8,865)             22,070
                                                              ---------           ---------           ---------           ---------

Other income (expense):
   Minority interest in earnings ...................               (341)               (570)               (551)               (644)
   Interest income and other, net ..................                582                 649               1,361               1,345
   Interest expense ................................             (1,427)             (1,632)             (3,167)             (3,726)
                                                              ---------           ---------           ---------           ---------
      Total other expense, net .....................             (1,186)             (1,553)             (2,357)             (3,025)
                                                              ---------           ---------           ---------           ---------

Income (loss) before provision (benefit) for taxes..             (7,703)             10,840             (11,222)             19,045

Provision for (benefit from) income taxes ..........             (3,565)              4,336              (4,955)              7,618
                                                              ---------           ---------           ---------           ---------

NET INCOME (LOSS) ..................................             (4,138)              6,504              (6,267)             11,427
Other comprehensive loss ...........................               (692)             (1,842)             (1,934)             (1,810)
Comprehensive income (loss) ........................          $  (4,830)          $   4,662           $  (8,201)          $   9,617
                                                              =========           =========           =========           =========

NET INCOME PER COMMON SHARE:
   Basic ...........................................          $   (0.25)          $    0.39           $   (0.38)          $    0.69
                                                              =========           =========           =========           =========
   Diluted .........................................          $   (0.25)          $    0.38           $   (0.38)          $    0.67
                                                              =========           =========           =========           =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ...........................................             16,748              16,820              16,666              16,668
                                                              =========           =========           =========           =========
   Diluted .........................................             16,748              17,179              16,666              17,025
                                                              =========           =========           =========           =========



               The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                                                   2000                1999
                                                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................                 $ (6,267)           $ 11,427
   Adjustments to reconcile net income (loss) to net
      cash (used in) provided by operating activities:
   Depreciation and amortization ...............................................                   14,154              10,580
   Gain on sale of property and equipment ......................................                     (176)                 --
   Undistributed earnings to minority shareholders .............................                      551                 644
   Change in assets and liabilities, net of businesses
     acquired:
      Accounts receivable ......................................................                    8,427                (178)
      Inventories ..............................................................                    1,753               1,875
      Prepaid royalties ........................................................                   (5,554)             (4,015)
      Prepaid expenses and other assets ........................................                   (2,419)             (1,342)
      Accounts payable .........................................................                   (5,282)                 79
      Accrued royalties ........................................................                   (6,533)               (188)
      Accrued expenses and other ...............................................                   (8,410)              1,291
                                                                                                 --------            --------
          Net cash (used in) provided by operating .............................                   (9,756)             20,173
                                                                                                 --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ..........................................                  (13,684)            (13,560)
   Proceeds from sale of equipment .............................................                    1,963                 155
   Acquisition of businesses and other intangibles, less cash acquired .........                   (3,062)             (3,046)
                                                                                                 --------            --------
          Net cash used in investing activities ................................                  (14,783)            (16,451)
                                                                                                 --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock upon exercise of stock options ...                      151               3,568
   Payments for treasury stock .................................................                   (6,514)                 --
   Borrowings on line of credit ................................................                       --               1,275
   Payments on line of credit ..................................................                       --              (1,275)
   Payments on long-term debt ..................................................                   (1,981)            (22,302)
   Issuance of notes receivable ................................................                   (1,057)                 --
   Collections on notes receivable .............................................                      217                   8
                                                                                                 --------            --------
          Net cash used in financing activities ................................                   (9,184)            (18,726)
                                                                                                 --------            --------

   Effect of exchange rate changes on cash and cash equivalents ................                      668                (103)
                                                                                                 --------            --------

   Net change in cash and cash equivalents .....................................                  (33,055)            (15,107)
   Cash and cash equivalents, beginning of period ..............................                   58,523              60,867
                                                                                                 --------            --------
   Cash and cash equivalents, end of period ....................................                 $ 25,468            $ 45,760
                                                                                                 ========            ========



               The accompanying notes are an integral part of these
                       consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


(1)   INTERIM FINANCIAL REPORTING

     The accompanying unaudited consolidated financial statements for Action Performance Companies, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the six-month period ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 2000. Certain immaterial prior period amounts have been reclassified to conform to the March 31, 2000 presentation. These financial statements should be read in conjunction with the Company's Form 10-K and Form 10-K/A for the fiscal year ended September 30, 1999.

(2)   SUPPLEMENTAL CASH FLOW INFORMATION

      The supplemental cash flow disclosures and non-cash transactions for the six-month periods ended March 31, 2000 and 1999 are as follows (in thousands):


                                                    2000     1999
                                                    ----     ----
Supplemental disclosures:
   Interest paid.............................      $1,091   1,562
   Income taxes paid.........................       3,417   7,744

Non-cash transactions:
   Debt and liabilities incurred or assumed
   in acquisitions...........................       1,072   4,016


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

     The SEC staff has issued Accounting Bulletin 101 which deals with revenue recognition issues. The Company is required to implement Accounting Bulletin 101 during fiscal 2001. The Company is in the process of analyzing the financial statement impact of this bulletin. The Company does not expect an adverse financial statement impact upon implementation of the bulletin.

(4)   RECENT TRANSACTIONS

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

      In March 2000, the Company signed a series of agreements, with a third-party professional services firm in which, the third party professional services firm will assume responsibility for all long-term lease obligations related to goracing.com's infrastructure, including its physical facility and all related computer equipment. goracing.com will retain usage of those portions of the building necessary for it to continue its operations and will obtain third-party hosting services for all of its Internet activities. As part of the agreements the Company received proceeds of approximately $2.0 million and recognized an immaterial gain from the disposition of property and equipment.

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


                                                   Domestic         Foreign         Total
                                                   --------         -------         -----
FOR THE SIX MONTHS ENDED MARCH 31, 2000 (IN
THOUSANDS)
  Collectibles ............................       $  57,240        $  10,095       $  67,335
  Apparel and souvenirs ...................          47,590            4,184          51,774
  Other ...................................           3,741               --           3,741
                                                  ---------        ---------       ---------
    Total segment revenue .................         108,571           14,279         122,850
    Segment profit (loss) .................          (6,791)             177          (6,614)
    Depreciation & amortization included
      in segment profit (loss) ............          13,665              489          14,154

FOR THE SIX MONTHS ENDED MARCH 31, 1999 (IN
THOUSANDS)
  Collectibles ............................       $  77,272        $  15,034       $  92,306
  Apparel and souvenirs ...................          53,071            1,357          54,428
  Other ...................................           3,387              372           3,759
                                                  ---------        ---------       ---------
    Total segment revenue .................         133,730           16,763         150,493
    Segment profit ........................          19,413            2,657          22,070
    Depreciation & amortization included
      in segment profit ...................          10,162              418          10,580


Reconciliation of segment profit (loss) to consolidated income (loss) before taxes, is as follows: (in thousands)


                                                        2000              1999
                                                        ----              ----
FOR THE SIX MONTHS ENDED MARCH 31,
  Segment profits (loss) ...................         $ (6,614)         $ 22,070
  Other non-recurring charges ..............           (2,251)               --
  Total other income (expense), net ........           (2,357)           (3,025)
                                                     --------          --------
  Consolidated (loss) income before taxes ..         $(11,222)         $ 19,045
                                                     ========          ========


(6)   COMMITMENTS AND CONTINGENCIES

      The Company is a defendant in various lawsuits, including a securities class action lawsuit filed in November 1999. See "Managements Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources" and Part II, Item 1, "Legal Proceedings." The Company also is subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      We design and market licensed motorsports products, including die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. We also operate "goracing.com", which provides worldwide motorsports-related news and information, an online meeting place and community for motorsports fans, and an on-line marketplace for motorsports-related die-cast collectibles, apparel and souvenirs. We also develop promotional programs for sponsors of motorsports that feature our die-cast replicas or other products and that are intended to increase brand awareness of the products or services of the corporate sponsors. Third parties manufacture all of our motorsports collectibles and most of our apparel and souvenirs, generally utilizing our designs, tools, and dies. We screen print and embroider a portion of the licensed motorsports apparel that we sell.

      We were incorporated in Arizona in May 1992 and began marketing die-cast collectibles in July 1992. Since our incorporation, we completed a number of acquisitions that expanded our product offerings and distribution channels. These transactions included the acquisitions of (a) our licensed motorsports apparel and souvenir business, including the "Chase" branded apparel line; (b) our trackside sales operations; (c) a manufacturer and marketer of licensed motorsports apparel through mass-merchandise markets; (d) the "Revell" branded line of die-cast collectibles; (e) the leading European marketer and distributor of licensed die-cast replicas of Formula One, GT, and production cars; and (f) our "goracing.com" Internet web site and related Internet operations.

        In connection with these and other transactions, we secured a number of exclusive license agreements with race car drivers, team owners, and others, including the following:

      - NASCAR Winston Cup champions Dale Earnhardt, Jeff Gordon, Dale Jarrett, and Rusty Wallace as well as other popular Nascar drivers;

      - NASCAR team owners Robert Yates Racing, Richard Childress Racing Enterprises, Joe Gibbs Racing, and Dale Earnhardt, Inc.;

      -     National Hot Rod Association champions John Force and Kenny
            Bernstein;

      - Formula One teams McLaren International Limited, Williams Grand Prix, and Benneton Formula Ltd.; and

      - Sanctioning bodies, including NASCAR, CART, World of Outlaws, and World Superbike.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.


                                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                            MARCH 31,                             MARCH 31,
                                                                    2000               1999               2000               1999
                                                                   ------             ------             ------             ------
Sales:
  Collectibles .........................................             54.2%              58.9%              54.8%              61.3%
  Apparel and souvenir .................................             43.0               38.1               42.2               36.2
 Other .................................................              2.8                3.0                3.0                2.5
                                                                   ------             ------             ------             ------
    Net sales ..........................................            100.0              100.0              100.0              100.0
  Cost of sales ........................................             68.7               62.0               69.0               63.0
                                                                   ------             ------             ------             ------
   Gross profit ........................................             31.3               38.0               31.0               37.0
  Selling, general and administrative expenses .........             38.5               20.4               32.9               20.4
  Other non-recurring charges ..........................              0.0                0.0                1.8                0.0
  Amortization of goodwill and other intangibles .......              4.0                1.9                3.5                1.9
                                                                   ------             ------             ------             ------
   Income (loss) from operations .......................            (11.2)              15.7               (7.2)              14.7
  Minority interest in earnings ........................             (0.6)              (0.7)              (0.4)              (0.4)
  Interest income (expense) and other, net .............             (1.5)              (1.3)              (1.5)              (1.6)
                                                                   ------             ------             ------             ------
   Income (loss) before provision for income taxes .....            (13.3)              13.7               (9.1)              12.7
  Provision for (benefit from) income taxes ............              6.1               (5.5)               4.0               (5.1)
                                                                   ------             ------             ------             ------
   Net income (loss) ...................................             (7.2)%              8.2%              (5.1)%              7.6%
                                                                   ======             ======             ======             ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

      Net sales decreased 26.4% to $58.1 million for the three months ended March 31, 2000 from $78.9 million for the three months ended March 31, 1999. The decrease in sales during the second quarter of fiscal 2000 was primarily related to management changes made in the first fiscal quarter, which significantly delayed development and implementation of special promotional programs for fiscal 2000. As a result, sales associated with special promotional programs recorded in the second quarter of fiscal 2000 declined as compared with other promotional sales recorded in the second quarter of fiscal 1999.

      Gross profit decreased to $18.1 million in the second quarter of fiscal 2000 from $30.0 million in the second quarter of fiscal 1999, representing 31.3% and 38.0% of net sales, respectively. The decrease in gross profit as a percentage of net sales resulted partially from (a) the impact of fixed tooling charges over a smaller base of sales, and (b) decreased sales of die-cast collectibles products, which typically provide higher margins than sales of our apparel and souvenir products. Sales of die-cast collectibles decreased from 54.2% of net sales in the three months ended March 31, 2000 from 58.9% for the three-month period ended March 31, 1999, primarily as a result of decreased special promotional sales, as described above.

      Selling, general and administrative expenses increased to $22.4 million in the three-month period ended March 31, 2000 from $16.1 million in the three-month period ended March 31, 1999, representing 38.5% and 20.4% of net sales, respectively. The increase in such expenses as a percentage of sales resulted primarily from additional operating and facilities costs, primarily associated with our goracing.com facilities, over a smaller sales base.

      Amortization of goodwill and other intangibles increased to $2.3 million for the three-month period ended March 31, 2000 from $1.5 million for the three-month period ended March 31, 1999. The increase in amortization of goodwill and other intangibles is related to (a) a full quarter of amortization associated with the acquisition of our Internet operations, and (b) amortization resulting from our acquisition of Fantasy Sports Enterprises, Inc. in October of the current fiscal year.

      The change in interest income (expense) and other, net, was primarily attributable to a decrease in interest expense of approximately $350,000 related to the retirement of $20 million of term notes in January 1999, decreased interest income due to lower cash balances, and the gain on the disposition of property and equipment related to goracing.com.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999

      Net sales decreased 18.4% to $122.9 million for the six months ended March 31, 2000 from $150.5 million for the six months ended March 31, 1999. We attribute the decrease in sales primarily to management changes made in the first quarter, which significantly delayed development and implementation of special corporate promotional programs for fiscal 2000. As a result, sales associated with special promotional programs recorded in the first six months of fiscal 2000 declined as compared with other promotional sales recorded in the first six months of fiscal 1999. We also experienced delayed orders in our Collectors' Club during the first quarter of fiscal 2000 as a result of unforeseen system conversion problems in December 1999.

      Gross profit decreased to $38.1 million in the six months ended March 31, 2000 from $55.7 million in the six months ended March 31, 1999, representing 31.0% and 37.0% of net sales, respectively. The decrease in gross profit as a percentage of net sales resulted from (a) the impact of fixed tooling charges over a smaller base of sales, and (b) decreased sales of die-cast collectibles products, which typically provide higher margins than sales of our apparel and souvenir products. Sales of die-cast collectibles decreased to 54.8% of net sales in the six months ended March 31, 2000 from 61.3% for the six-month period ended March 31, 1999, primarily as a result of decreased special promotional programs, as described above.

      Selling, general and administrative expenses increased to $40.4 million in the six-month period ended March 31, 2000 from $30.7 million in the six-month period ended March 31, 1999, representing 32.9% and 20.4% of net sales, respectively. The increase in such expenses as a percentage of sales resulted primarily from additional operating and facilities costs, primarily associated with our goracing.com facilities, over a smaller sales base.

      During the six-month period ended March 31, 2000, we recorded other non-recurring charges of $2.3 million, from expenses incurred in relation to the cancellation of the initial public offering of goracing.com, inc., as well as various management restructuring charges that occurred during the first quarter of fiscal 2000.

      Amortization of goodwill and other intangibles increased to $4.2 million for the six-month period ended March 31, 2000 from $3.0 million for the six-month period ended March 31, 1999. The increase in amortization of goodwill and other intangibles is related to (a) amortization associated with the acquisition of our Internet company, and (b) amortization resulting from our acquisition of Fantasy Sports Enterprises, Inc. in October of the current fiscal year.

      The change in interest income (expense) and other, net, was primarily attributable to a decrease in interest expense of approximately $350,000 related to the retirement of $20 million of term notes in January 1999, decreased interest income due to lower cash balances, and the gain on the disposition of property and equipment related to goracing.com.

GORACING.COM INTERNET OPERATIONS

      As discussed above, we recognized non-recurring charges of approximately $2.3 million during the six months ended March 31, 2000. These non-recurring charges included amounts related to the write-off of deferred offering costs and termination benefits for certain employees of goracing.com. Our operating results for the six months ended March 31, 2000 were adversely impacted by the operating results of goracing.com. Excluding the non-recurring charges, the goracing.com Internet operations generated a net operating loss of approximately $7.4 million for the six-months ended March 31, 2000. For the six-months ended March 31, 1999, goracing.com generated an operating loss of approximately $727,000. The increase in the loss from operations is a result of increased operating expenses of goracing.com facilities, an increase in personnel, and other operating expenses.

      As of March 28, 2000, we signed a series of agreements that we believe will reduce the future operating expenses and cash flow requirements of our internet subsidiary, goracing.com, inc. Under the terms of the agreements, a third-party professional services firm will assume responsibility for all long-term lease obligations related to goracing.com's infrastructure, including its physical facility and all related computer equipment. goracing.com will retain usage of those portions of the building necessary for it to continue its operations and will obtain third-party hosting services for all of its Internet activities. As part of the agreements, we received proceeds of approximately $2.0 million and recognized an immaterial gain from the disposition of property and equipment.

PRO FORMA RESULTS OF OPERATIONS

      The following table sets forth the unaudited pro forma income statement data of our company for the six-month period ended March 31, 1999, giving effect to the acquisitions of Tech 2000, Goodsports Holdings Pty, Ltd, and Fantasy Sports as if they had occurred on October 1, 1998, using the purchase method of accounting for business combinations. The unaudited pro forma income statement data presented herein does not purport to represent what our actual results of operations would have been had those acquisitions occurred on that date or to project our results of operations for any future period.

                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   FOR THE SIX MONTHS ENDED
                                                   ------------------------
                                                         MARCH 31, 1999
                                                         --------------
Net sales....................................              $151,325
Net income...................................                11,484
Net income per common share..................                 $0.69


      The pro forma results of operations for the six-month period ended March 31, 1999 reflect the amortization of goodwill and other intangibles arising from the acquisitions described above and include additional interest expense associated with any financing related to the acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

      Our working capital position decreased to $90.2 million at March 31, 2000 from $107.8 million at September 30, 1999. The decrease of $17.6 million is primarily attributable to cash used in operations, principally the reduction of operating payables and accruals, cash used to repurchase our common stock, and our acquisition of Fantasy Sports.

      Capital expenditures for the six-month period ended March 31, 2000 totaled approximately $13.7 million, of which we used approximately $5.9 million for our continued investment in tooling. We used the balance for our ongoing investment in other property and equipment.

      During the six-month period ended March 31, 2000, we issued 16,271 shares of common stock upon the exercise of stock options.

      On December 16, 1999, our Board of Directors authorized the repurchase of up to $40.0 million of our common stock. The purchases are to be made from time to time in privately negotiated transactions or the open market at prevailing market prices. The initial term of the repurchase program will be one year, subject to extension depending on market conditions. During the six-month period ended March 31, 2000, we repurchased 592,000 shares of common stock at a cost of approximately $6.5 million.

      On August 5, 1998, we entered into an amended and restated credit agreement with First Union National Bank of North Carolina. The Credit Facility consists of a revolving line of credit for up to $20.0 million, which includes up to $5.0 million for standby letters of credit (the "Line of Credit"), and a $30.0 million letter of credit/bankers' acceptance facility. We did not have any outstanding borrowings under the Line of Credit as of March 31, 2000. We had outstanding purchase commitments of approximately $6.9 million and $4.5 million under the letter of credit/bankers' acceptance facility as of March 31, 2000 and 1999, respectively. The Line of Credit bears interest, at our option, at a rate equal to (i) the Alternate Base Rate (as described below) plus an applicable margin as defined in the credit agreement or (ii) LIBOR plus an applicable margin as defined in the credit agreement. The "Alternate Base Rate" under the Line of Credit is the greater of (a) the bank's publicly announced prime rate or
(b) the Federal Funds Effective Rate (as defined) plus 0.5%. The Credit Facility matures on April 1, 2001, subject to extensions by First Union.

      As of March 28, 2000, we had executed operating leases totaling approximately $7.2 million for the purpose of acquiring equipment for goracing.com. On March 28, 2000, we signed a series of agreements whereby a third-party assumed responsibility for all long-term lease obligations related to goracing.com's infrastructure, including its physical facility and all related computer equipment. We remain the guarantor under the terms of the original agreement.

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

      We believe that our current cash resources, our credit facility, and expected cash flow from operations will be sufficient to fund our capital needs during the next 12 months at our current level of operations, apart from capital needs resulting from additional acquisitions and the capital required to enable goracing to fully execute its growth strategy. goracing will require additional capital from our capital resources or from outside sources to be able to fully execute its growth strategy. We may be required to obtain additional capital to fund our planned growth during the next 12 months and beyond. Potential sources of any such capital may include the proceeds from the exercise of outstanding options, bank financing, strategic alliances, and additional offerings of our equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse effect on our business.

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

      At March 31, 2000, we had $100 million outstanding under our convertible subordinated notes at an interest rate of 4.75%, and approximately $8.7 million of debt outstanding at various rates and terms, principally under promissory notes and capital leases. Interest rates on these credit instruments are fixed and comparable to, or below, current market rates.

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

        PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS

            On November 30, 1999, a class action lawsuit was filed against our company in the United States District Court for the District of Arizona, case No. CIV'99 2106 PHXROS. Fred W. Wagenhals and Tod J. Wagenhals, directors and officers of our company, and Christopher S. Besing, a former director and officer of our company, also were named as defendants. The lawsuit alleges that our company and the other defendants violated the Securities Exchange Act of 1934 by (a) making allegedly false statements about the state of our business and shipment of certain products to a customer, or (b) participating in a fraudulent scheme that was intended to inflate the price of our common stock. The alleged class of plaintiffs consists of all persons who purchased our publicly traded securities between July 27, 1999 and November 4, 1999. The plaintiffs are requesting an unspecified amount of monetary damages. After the first complaint was filed, five other substantially similar complaints were filed against our company and the other defendants alleging nearly identical allegations and causes of action. The court has consolidated all of the cases and has appointed a lead plaintiff group and lead counsel. The plaintiffs have announced that the purported class period will be extended through and including December 16, 1999. We anticipate that the lead plaintiff group will file an amended complaint before the end of May 2000. No trial date or other schedule has been set. We intend to vigorously defend this lawsuit.

        ITEM 2.  CHANGES IN SECURITIES

            Not applicable

        ITEM 3.  DEFAULTS UPON SECURITIES

            Not applicable

        ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's 2000 Annual Meeting of Shareholders was held on March 30, 2000. The following nominees were elected to the Company's Board of Directors to serve until their successors are elected or have qualified, or until their earlier resignation or removal:


            Nominee                    Votes in Favor        Opposed
            -------                    --------------        -------
            Fred W. Wagenhals            14,787,711          457,963
            Tod J. Wagenhals             14,784,055          461,619
            Melodee L. Volosin           14,788,676          456,998
            John S. Bickford, Sr.        14,788,505          457,169
            Paul G. Lang                 14,436,652          809,022
            John M. Lloyd                14,898,405          347,269
            Robert H. Manschot           14,898,405          347,269
            Edward Bauman                14,898,505          347,169
            Herbert M. Baum              14,898,776          346,898


            The following items were voted upon by the Company's shareholders:

            (a) Proposal to approve the Company's 2000 Stock Option Plan.


            Votes in Favor     Opposed        Abstained       Broker Non-Vote
            --------------     -------        ---------       ---------------
              6,798,447       1,350,677        169,325           6,927,225


            (b) Proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending September 30, 2000.


            Votes in Favor     Opposed        Abstained       Broker Non-Vote
            --------------     -------        ---------       ---------------
              15,143,594        60,940         41,140              -0-

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


                      ACTION PERFORMANCE COMPANIES, INC.


Signature                          Capacity                                   Date
---------                          --------                                   ----
/s/ Fred W. Wagenhals     Chairman of the Board, President, and            May 11, 2000
Fred W. Wagenhals         Chief Executive Officer
                          (Principal Executive Officer)


/s/ David A. Husband      Executive Vice President-Finance and             May 11, 2000
David A. Husband          Accounting and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
-------
27             Financial Data Schedule