Form 10-Q
period 2000-06-30
ACTION PERFORMANCE COMPANIES INC
filed 2000-08-14
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 2000, there were outstanding 16,365,940 shares of the registrant's Common Stock, par value $.01 per share.

                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000 AND SEPTEMBER 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    June 30,      September 30,
                                                                                      2000            1999
                                                                                      ----            ----
                                                                                  (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents ............................................      $  21,910       $  58,523
     Accounts receivable, net of allowance for
       doubtful accounts of  $2,657 and $1,421, respectively ..............         40,412          44,988
     Inventories ..........................................................         38,151          45,310
     Prepaid royalties ....................................................         12,770           7,271
     Prepaid expenses, deferred taxes and other assets ....................         12,348           2,953
                                                                                 ---------       ---------
         Total current assets .............................................        125,591         159,045

PROPERTY AND EQUIPMENT, net ...............................................         56,257          56,162

GOODWILL AND OTHER INTANGIBLES, net .......................................        100,561         111,634

OTHER ASSETS, net .........................................................          6,364           8,906
                                                                                 ---------       ---------
                                                                                 $ 288,773       $ 335,747
                                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable .....................................................      $  20,667       $  20,127
     Accrued royalties ....................................................         10,171          13,519
     Accrued expenses and other ...........................................          7,325          14,889
     Current portion of long-term debt ....................................          1,442           2,713
                                                                                 ---------       ---------
         Total current liabilities ........................................         39,605          51,248
                                                                                 ---------       ---------

LONG-TERM DEBT:
     Convertible subordinated notes .......................................        100,000         100,000
     Other long-term debt .................................................         12,602           9,208
                                                                                 ---------       ---------
         Total long-term debt .............................................        112,602         109,208
                                                                                 ---------       ---------

MINORITY INTEREST .........................................................          2,017           2,300
                                                                                 ---------       ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 shares
        authorized, no shares issued or outstanding .......................           --              --
     Common stock, $.01 par value, 25,000,000 shares authorized, 16,563,385
        and 16,924,754 shares issued and outstanding, respectively ........            166             169
     Additional paid-in capital ...........................................        102,750         102,555
     Treasury stock .......................................................         (6,514)           --
     Accumulated other comprehensive loss .................................         (2,997)           (714)
     Retained earnings ....................................................         41,144          70,981
                                                                                 ---------       ---------
         Total shareholders' equity .......................................        134,549         172,991
                                                                                 ---------       ---------
                                                                                 $ 288,773       $ 335,747
                                                                                 =========       =========


                 The accompanying notes are an integral part of
                        these consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.
                      UNAUDITED CONSOLIDATED STATEMENTS OF
              OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Three Months Ended              Nine Months Ended
                                                                      June 30                           June 30
                                                               ------------------              -----------------
                                                                  2000        1999           2000          1999
                                                                  ----        ----           ----          ----
Sales:
     Collectibles........................................      $ 42,445    $ 63,807         $109,781      $156,113
     Apparel and souvenirs...............................        31,970      35,434           83,744        89,863
     Other...............................................         1,640       2,283            5,380         6,042
                                                              ---------   ---------       ----------     ---------
         Net sales.......................................        76,055     101,524          198,905       252,018

Cost of sales............................................        61,064      60,687          145,854       155,452
                                                              ---------    --------         --------     ---------

Gross profit.............................................        14,991      40,837           53,051        96,566
                                                              ---------    --------        ---------     ---------

Operating expenses:
     Selling, general and administrative expenses........        29,140      18,277           69,588        48,977
     Other non-recurring charges ........................         4,306          -             6,556            -
     Amortization of goodwill and other intangibles......         9,216       1,603           13,443         4,561
                                                              ---------    --------         --------      --------
         Total operating expenses........................        42,662      19,880           89,587        53,538
                                                               --------    --------         --------       -------

Income (loss) from operations............................       (27,671)     20,957          (36,536)       43,028
                                                              ----------   --------        ----------     --------

Other income (expense):
     Minority interest in earnings......................             (9)       (613)            (283)       (1,257)
     Interest income and other, net......................          (401)        555              682         1,901
     Interest expense....................................        (2,299)     (1,615)          (5,465)       (5,342)
                                                               --------    --------        ---------      --------
         Total other expense, net .......................        (2,709)     (1,673)          (5,066)       (4,698)
                                                               --------    --------        ---------      --------

Income (loss) before provision (benefit) for taxes ......       (30,380)     19,284          (41,602)       38,330

Provision for (benefit from) income taxes................        (6,809)      7,714          (11,765)       15,332
                                                               --------   ---------         --------     ---------

NET INCOME (LOSS) .......................................     $ (23,571)   $ 11,570        $ (29,837)     $ 22,998
                                                              ----------   --------        ----------     --------
     Other comprehensive loss............................          (349)     (1,504)          (2,283)       (3,314)
                                                              ----------   --------        ----------     --------
     Comprehensive income (loss) ........................     $ (23,920)  $  10,066        $ (32,120)    $  19,684
                                                              ==========  =========        ==========    =========

NET INCOME PER COMMON SHARE:
     Basic...............................................     $  (1.44)   $    0.68        $    (1.80)   $   1.37
                                                              ==========  =========        ==========    =========
     Diluted.............................................     $  (1.44)   $    0.64        $    (1.80)   $   1.33
                                                              ==========  =========        ==========    =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic...............................................        16,358      16,895           16,563        16,743
                                                               ========   =========         ========     =========
     Diluted.............................................        16,358      19,297           16,563        19,165
                                                               ========   =========         ========     =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                   2000           1999
                                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .........................................................    $(29,837)      $ 22,998
     Adjustments to reconcile net income (loss) to
        net cash (used in) provided by operating activities:
     Deferred income taxes ................................................     (10,110)          --
     Restructuring charges ................................................      15,230           --
     Other charges ........................................................      14,990           --
     Depreciation and amortization ........................................      18,450         16,359
     Gain on sale of property and equipment ...............................        (176)          --
     Undistributed earnings to minority shareholders ......................          (5)           961
     Change in assets and liabilities, net of businesses acquired:
         Accounts receivable ..............................................         (49)       (16,830)
         Inventories ......................................................       1,779            183
         Prepaid royalties ................................................      (6,547)        (3,873)
         Prepaid expenses and other assets ................................        (756)        (1,003)
         Accounts payable .................................................       1,049          3,580
         Accrued royalties ................................................      (3,349)         4,723
         Accrued expenses and other .......................................      (9,296)         7,326
                                                                               --------       --------
              Net cash (used in) provided by operating activities .........      (8,627)        34,424
                                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ..................................     (16,769)       (19,187)
     Proceeds from sale of equipment ......................................       1,963            155
     Acquisition of businesses less cash acquired,  and other intangibles..      (3,063)        (3,366)
     Collection (issuance) of notes receivable ............................      (1,800)           604
                                                                               --------       --------
              Net cash used in investing activities .......................     (19,669)       (21,794)
                                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock
        upon exercise of stock options ....................................         192          3,823
     Payments for treasury stock ..........................................      (6,514)          --
     Payments on long-term debt ...........................................      (2,252)       (23,799)
     Payments on line of credit ...........................................        --              (45)
                                                                               --------       --------
              Net cash used in financing activities .......................      (8,574)       (20,021)
                                                                               --------       --------

     Effect of exchange rate changes on cash and cash equivalents .........         257           (300)
                                                                               --------       --------

     Net change in cash and cash equivalents ..............................     (36,613)        (7,691)
     Cash and cash equivalents, beginning of period .......................      58,523         60,867
                                                                               --------       --------
Cash and cash equivalents, end of period ..................................    $ 21,910       $ 53,176
                                                                               ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

(1)      INTERIM FINANCIAL REPORTING

         The accompanying unaudited consolidated financial statements for Action Performance Companies, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the nine-month period ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 2000. Certain immaterial prior period amounts have been reclassified to conform to the June 30, 2000 presentation. These financial statements should be read in conjunction with the Company's Form 10-K and Form 10-K/A for the fiscal year ended September 30, 1999.

(2)      SUPPLEMENTAL CASH FLOW INFORMATION

         The supplemental cash flow disclosures and non-cash transactions for the nine-month periods ended June 30, 2000 and 1999 are as follows (in thousands)


                                                                     2000        1999
                                                                     ----        ----
Supplemental disclosures:
     Interest paid ............................................    $3,524       4,166
     Income taxes paid ........................................     3,155       7,764
Non-cash transactions:
     Debt and liabilities incurred or assumed in acquisitions..     1,072       4,048
     Assets acquired under note ...............................      --           111


(3)      RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition to a company's consolidated financial statements. SAB No. 101 addresses several issues, including the timing for recognizing revenue derived from arrangements that provide for customer acceptance or product installation after shipment and transfer of title.

    The Company is currently evaluating the impact that SAB No. 101 might have on its revenue recognition policies. However, there will be no impact on its cash flows from operations as a result of this change. The Company is required to report the impact of SAB No. 101, as amended by SAB101B, no later than the fourth fiscal quarter of fiscal year 2001. The effect of the change will be recognized as a cumulative effect of a change in accounting principle as of October 1, 2000. Accordingly, the fourth quarter of year 2001 financial results may be restated to the extent SAB No. 101 is relevant and material. Prior year financial statements will not be restated.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in the Company's contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that the company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. The Company has not yet determined the timing nor method of the adoption of the statement. However, the Company does not expect that the adoption of this statement will have a material impact on our financial position or results of operations.

(4) RECENT ACQUISITION

         On October 15, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Fantasy Sports Enterprises, Inc. ("Fantasy Sports") for approximately $3.1 million in cash. Fantasy Sports operates Fantasy Cup Auto Racing through its Web site at www.fantasycup.com. In connection with the acquisition, the Company recorded goodwill of approximately $4.0 million, which has been amortized straight-line over a 15 year life. This transaction was accounted for as a purchase. In connection with the reorganization discussed at Footnote 6, the Company intends to sell Fantasy Sports and currently estimates the proceeds will approximate the Company's investment therein.

         The following table sets forth the unaudited pro forma income statement data of the Company for the nine-month period ended June 30, 2000, and June 30, 1999, giving effect to the acquisition of Fantasy Sports as if it had occurred on October 1, 1998, using the purchase method of accounting for business combinations. The unaudited pro forma income statement data presented herein does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred on that date or to project the Company's results of operations for any future period.

                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     FOR THE NINE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                     -------------------------     -------------------------
                                                    JUNE 30, 2000                     JUNE 30, 1999
                                                    -------------                     -------------

Net sales ...................................      $   198,905                    $   252,018
Net income (loss) ...........................          (29,848)                        22,798
Net income (loss) per common share, basic....      $     (1.80)                   $      1.36
Net income (loss) per common share, diluted..      $     (1.80)                   $      1.33

         The pro forma results of operations for the nine-month period ended June 30, 2000 and June 30, 1999 reflect the amortization of goodwill and other intangibles arising from the acquisition described above and include additional interest expense associated with any financing related to the acquisition.

(5)      SEGMENT REPORTING

         The Company has two reportable segments based on geographic points of distribution: Domestic and Foreign. The Company's reportable segments are based on operating divisions operating geographically within the continental United States as "Domestic" and abroad as "Foreign." The Company evaluates performance and allocates resources based on segment profits. Segment profits are comprised of segment net revenues less cost of goods sold and selling, general and administrative expenses. Excluded from segment profits, however, are non-recurring costs, interest income, and interest expense. Financial information for the Company's reportable segments and reconciliation of such information to the Company's financial statements is as follows:

                                                             Domestic       Foreign       Total
                                                            --------       -------       -----
FOR THE NINE MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS)
  Collectibles .......................................      $  94,810       $  14,971      $ 109,781
  Apparel and souvenirs ..............................         75,607           8,137         83,744
  Other ..............................................          5,233             147          5,380
                                                            ---------       ---------      ---------
   Total segment revenue .............................        175,650          23,255        198,905
   Segment profit (loss) .............................        (37,466)            930        (36,536)
   Depreciation & amortization included
     in segment profit (loss) ........................         24,049           1,964         26,013

FOR THE NINE MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS)
  Collectibles .......................................      $ 133,568       $  22,545      $ 156,113
  Apparel and souvenirs ..............................         85,087           4,776         89,863
  Other ..............................................          5,612             430          6,042
                                                            ---------       ---------      ---------
   Total segment revenue .............................        224,267          27,751        252,018
   Segment profit ....................................         37,895           5,133         43,028
   Depreciation & amortization included
     in segment profit ...............................         15,975             384         16,359


Reconciliation of segment profit (loss) to consolidated income (loss) before taxes, is as follows: (in thousands)

                                                 2000           1999
                                             --------       --------
FOR THE NINE MONTHS ENDED JUNE 30,
Segment profits (loss) ..................    $(36,536)      $ 43,028
Total other income (expense), net .......      (5,066)        (4,698)
                                             --------       --------
Consolidated income (loss) before taxes..    $(41,602)      $ 38,330
                                             ========       ========


(6)      RESTRUCTURING AND OTHER CHARGES

In the third quarter of fiscal 2000, the Company recorded restructuring charges of approximately $15.2 million arising from its investment in goracing.com. The charges include provision for the write-off of goodwill, endorsements and sponsorship commitments, and employee severance and termination costs.

In addition to the goracing.com restructuring charge, the Company recorded other charges totaling approximately $15.0 million in the quarter ended June 30, 2000. These charges are comprised of a $2.6 million inventory write-down associated with the strategic decision to withdraw from the market for certain die-cast products in order to preserve the after-market value of die-cast collectibles; a $2.5 million write-down of excess apparel inventories primarily based on anticipated sponsorship, driver and marketing changes that will reduce the value of merchandise; a $3.0 million provision for fiscal year 2000 vendor discounts that were anticipated but which the Company will not receive due to lower than anticipated volumes: approximately $5.9 million in other asset impairments; and approximately $1.0 million write-off of an equity investment in a motorsports company that filed for dissolution during the quarter.

In determining the amounts of these restructuring and other charges, the Company estimated other charges based on currently available information. The Company expects to have an additional charge of approximately $0.6 million in the fourth quarter related to severance packages for approximately 55 employee terminations, which were announced in July and August 2000. Future events or circumstances could impact these estimates and result in additional write-offs.

A summary of the $15.2 million restructuring charges and $15.0 million other charges reflected in the accompanying statement of operations as of June 30, 2000, is as follows:

                                                  Amount           Inclusion in accompanying
                                               (in millions)         Statement of Operations
                                               -------------         -----------------------
Non-cash charges:

  Restructuring

      Accounts receivable and prepaids ........    $ 1.5          Selling general and administrative
      Other ...................................      0.3          Selling general and administrative
      Goodwill and intangibles ................      7.6          Amortization of goodwill and intangibles
                                                   -----
                                                     9.4

  Other charges

      Inventory write-downs ...................      5.1          Cost of sales
      Vendor discounts ........................      3.0          Cost of sales
      Accounts receivable and prepaids ........      4.2          Selling general and administrative
      Other assets ............................      1.7          Selling general and administrative
      Equity investments ......................      1.0          Other income/expense
                                                   -----
                                                    15.0

Cash charges:

     Restructuring

     Professional fees ........................      0.8          Selling general and administrative
     Employee severance and termination costs..      0.7          Selling general and administrative
     Endorsements and sponsorships ............      4.3          Other non-recurring charges
                                                   -----
                                                     5.8
                                                   -----
                                                   $30.2
                                                   =====



Accrued amounts on the accompanying balance sheets at June 30, 2000 are as follows:

                                 Initial    Payments  Remaining
                                 Accrual    to Date   Accrual
                                 -------    -------   -------
Employee severance charges ....    $0.7      $0.4      $0.3
Endorsements and sponsorships..     4.3       1.6       2.7
Professional fees .............     0.8       0.3       0.5
                                   ----      ----      ----
                                   $5.8      $2.3      $3.5
                                   ====      ====      ====



(7)      COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in various lawsuits, including a securities class action lawsuit filed in November 1999. See "Managements Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Part II, Item 1, "Legal Proceedings." The Company also is subject to certain asserted and unasserted claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

         We were incorporated in Arizona in May 1992 and began marketing die-cast collectibles in July 1992. Since our incorporation, we completed a number of acquisitions that expanded our product offerings and distribution channels. These transactions included the acquisitions of (a) our licensed motorsports apparel and souvenir business, including the "Chase" branded apparel line; (b) our trackside sales operations; (c) a manufacturer and marketer of licensed motorsports apparel through mass-merchandise markets; (d) the "Revell" branded line of die-cast collectibles; (e) the leading European marketer and distributor of licensed die-cast replicas of Formula One, GT, and production cars; and (f) our "goracing.com" Internet operations.

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

    - NASCAR team owners Robert Yates Racing, Richard Childress Racing Enterprises, Joe Gibbs Racing, and Dale Earnhardt, Inc.;

    -   National Hot Rod Association champions John Force and Kenny Bernstein;

    - Formula One teams McLaren International Limited, Williams Grand Prix, and Benneton Formula Ltd.; and

    - Sanctioning bodies, including NASCAR, CART, World of Outlaws, and World Superbike.

           We market our products to approximately 11,500 specialty retailers throughout the world either directly or through our wholesale distributor network; to motorsports enthusiasts directly through our Racing Collectibles Club of America, or "Collectors' Club;" and through mobile trackside souvenir stores, promotional programs for corporate sponsors, and fan clubs. We also distribute certain of our products to mass retailers through our in-house sales force and wholesale distributors. In addition, we have a license agreement with Hasbro, Inc., a multi-billion dollar toy and game manufacturer, covering the exclusive sale by Hasbro of a line of motorsports-related products in the mass-merchandise market.

         In October 1999 we commenced the "goracing.com" operations. goracing provided motorsports related news and information and served as an online meeting place and community for motorsports fans and an extensive e-commerce marketplace for motorsports-related die-cast collectibles, apparel and souvenirs. In May 2000 we exited the goracing internet business. The goracing website now serves only as a portal for electronic commerce for our Collectors' Club.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.


                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                            ------------------          --------------------
                                                            2000          1999          2000            1999
                                                            ----          ----          ----            ----

Sales:
  Collectibles .....................................        55.8%         62.8%         55.2%         61.9%
  Apparel and souvenir .............................        42.0          35.0          42.1          35.7
 Other .............................................         2.2           2.2           2.7           2.4
                                                           -----         -----         -----         -----
    Net sales ......................................       100.0         100.0         100.0         100.0
  Cost of sales ....................................        80.3          59.8          73.3          61.7
                                                           -----         -----         -----         -----
   Gross profit ....................................        19.7          40.2          26.7          38.3
  Selling, general and administrative expenses .....        38.3          18.0          35.0          19.4
  Other non-recurring charges ......................         5.6           0.0           3.3           0.0
  Amortization of goodwill and other intangibles ...        12.1           1.6           6.8           1.8
                                                           -----         -----         -----         -----
   Income (loss) from operations ...................       (36.3)         20.6         (18.4)         17.1
  Minority interest in earnings ....................        (0.0)         (0.6)         (0.1)          0.5)
  Interest income (expense) and other, net .........        (3.6)         (1.0)         (2.4)         (1.4)
                                                            -----         -----         -----         -----
   Income (loss) before provision for income taxes..       (39.9)         19.0         (20.9)         15.2
  Provision for (benefit from) income taxes ........        (8.9)          7.6          (5.9)          6.1
                                                            -----         -----         -----         -----
Net income (loss) ..................................       (31.0)%        11.4%        (15.0)%         9.1%
                                                            =====          ====         =====           ===



In the third quarter of fiscal 2000, we recorded restructuring charges of approximately $15.2 million arising from our investment in goracing.com. The charges include provision for the write-off of goodwill, endorsements and sponsorship commitments, and employee severance and termination costs.

In addition to the goracing.com restructuring charge, we recorded other charges totaling approximately $15.0 million in the quarter ended June 30, 2000. These charges are comprised of a $2.6 million inventory write-down associated with the strategic decision to withdraw from the market certain die-cast products in order to preserve the after-market value of die-cast collectibles; a $2.5 million write-down for excess apparel inventories primarily based on anticipated sponsorship, driver and marketing changes that will reduce the value of merchandise; a $3.0 million provision for fiscal year 2000 vendor discounts that were anticipated but which we will not receive due to lower than anticipated volumes: approximately $5.9 million in other asset impairments; and approximately $1.0 million write-off of an equity investment in a motorsports company that filed for dissolution during the quarter.

In determining the amounts of these restructuring and other charges, we have made estimates based on currently available information. We expect to have an additional charge of approximately $0.6 million in the fourth quarter related to severance packages for approximately 55 employee terminations, which were announced in July and August 2000. Future events or circumstances could impact these estimates and result in additional write-offs.

A summary of the $15.2 million restructuring charges and $15.0 million other charges reflected in the accompanying statement of operations as of June 30, 2000, is as follows:


                                                   Amount           Inclusion in accompanying
                                                (in millions)         Statement of Operations
                                                -------------         -----------------------
   Non-cash charges:

     Restructuring

      Accounts receivable and prepaids .........    $ 1.5            Selling general and administrative
      Other ....................................      0.3            Selling general and administrative
      Goodwill and intangibles .................      7.6            Amortization of goodwill and intangibles
                                                     -----
                                                      9.4

  Other charges

      Inventory write-downs ....................      5.1            Cost of sales
      Vendor discounts .........................      3.0            Cost of sales
      Accounts receivable and prepaids .........      4.2            Selling general and administrative
      Other assets .............................      1.7            Selling general and administrative
      Equity investments .......................      1.0            Other income/expense
                                                     -----
                                                     15.0

Cash charges:

  Restructuring

      Professional fees ........................      0.8            Selling general and administrative
      Employee severance and termination costs..      0.7            Selling general and administrative
      Endorsements and sponsorships ............      4.3            Other non-recurring charges
                                                     -----
                                                      5.8
                                                     -----
                                                    $30.2
                                                    =====

Accrued amounts on the accompanying balance sheets at June 30, 2000 are as follows:

                                   Initial    Payments      Remaining
                                   Accrual    to Date       Accrual
                                   -------    -------       -------
Employee severance charges ....      $0.7        $0.4        $0.3
Endorsements and sponsorships..       4.3         1.6         2.7
Professional fees .............       0.8         0.3         0.5
                                     ----        ----        ----
                                     $5.8        $2.3        $3.5
                                     ====        ====        ====


THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         Net sales decreased 25.1% to $76.1 million for the three months ended June 30, 2000 from $101.5 million for the three months ended June 30, 1999. The decrease in sales during the third quarter of fiscal 2000 was primarily related to management changes made in the first fiscal quarter, which significantly delayed development and implementation of marketing and promotional programs for fiscal 2000. As a result, sales associated with marketing and promotional programs, particularly die-cast sales, recorded in the third quarter of fiscal 2000 declined as compared with sales recorded in the third quarter of fiscal 1999.

         Gross profit decreased to $15.0 million in the third quarter of fiscal 2000 from $40.8 million in the third quarter of fiscal 1999, representing 19.7% and 40.2% of net sales, respectively. The decrease in gross profit as a percentage of net sales resulted primarily from (a) charges for inventory write-downs of approximately $5.1 million and vendor discounts of approximately $3.0 million, as noted above, and (b) decreased sales of die-cast collectibles products, which typically provide higher margins than sales of our apparel and souvenir products, and (c) sales of older die-cast inventories at reduced margins. Sales of die-cast collectibles decreased to 55.8% of net sales in the three months ended June 30, 2000 from 62.8% for the three-month period ended June 30, 1999, primarily as a result of decreased marketing and promotional sales, as described above.

         Selling, general and administrative expenses increased to $29.1 million in the three-month period ended June 30, 2000 from $18.3 million in the three-month period ended June 30, 1999, representing 38.3% and 18.0% of net sales, respectively. The increase in such expenses as a percentage of sales resulted primarily from the restructuring charges for endorsements and sponsorships of approximately $4.3 million, and other impaired assets of approximately $7.7 million as noted above, over a smaller sales base.

         Amortization of goodwill and other intangibles increased to $9.2 million for the three-month period ended June 30, 2000 from $1.6 million for the three-month period ended June 30, 1999. The increase is related to the write-off of goodwill and intangibles of approximately $7.6 million associated with goracing.com.

         The change in interest income (expense) and other, net, was primarily attributable to the $1.0 million write-off of our equity investment in a motorsport company that filed for dissolution in the third quarter of fiscal 2000.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED WITH NINE MONTHS ENDED JUNE 30,  1999

         Net sales decreased 21.1% to $198.9 million for the nine months ended June 30, 2000 from $252.0 million for the nine months ended June 30, 1999. We attribute the decrease in sales primarily to management changes made in the first quarter, which significantly delayed development and implementation of marketing and promotional programs for fiscal 2000, particularly die-cast sales. As a result, sales associated with marketing and promotional programs recorded in the first nine months of fiscal 2000 declined as compared with other promotional sales recorded in the first nine months of fiscal 1999. We also experienced delayed orders in our Collectors' Club during the first quarter of fiscal 2000 as a result of unforeseen system conversion problems in December 1999.

         Gross profit decreased to $53.1 million in the nine months ended June 30, 2000 from $96.6 million in the nine months ended June 30, 1999, representing 26.7% and 38.3% of net sales, respectively. The decrease in gross profit as a percentage of net sales resulted from (a) charges for inventory write-downs of approximately $5.1 million and vendor discounts of approximately $3.0 million, as noted above, (b) the impact of fixed tooling charges over a smaller base of sales, (c) decreased sales of die-cast collectibles products, which typically provide higher margins than sales of our apparel and souvenir products, and (d) sales of older die-cast inventories at reduced margins. Sales of die-cast collectibles decreased to 55.2% of net sales in the nine months ended June 30, 2000 from 61.9% for the nine-month period ended June 30, 1999, primarily as a result of decreased marketing and promotional programs, as described above.

         Selling, general and administrative expenses increased to $69.6 million in the nine-month period ended June 30, 2000 from $48.9 million in the nine-month period ended June 30, 1999, representing 35.0% and 19.4% of net sales, respectively. The increase in such expenses as a percentage of sales resulted primarily from the restructuring charges for endorsements and sponsorships of approximately $4.3 million, and impaired assets of approximately $7.7 million as noted above, over a smaller sales base.

         In addition to the $15.1 million in non-recurring charges discussed above, we recognized other non-recurring charges of approximately $2.2 million during the nine months ended June 30, 2000. These non-recurring charges included amounts related to the write-off of deferred offering costs and termination benefits for certain employees of goracing.com.

         Amortization of goodwill and other intangibles increased to $13.4 million for the nine-month period ended June 30, 2000 from $4.6 million for the nine-month period ended June 30, 1999. The increase in amortization of goodwill and other intangibles is related to (a) the write-off of goodwill and intangibles of approximately $7.6 million associated with goracing.com, and (b) amortization resulting from our acquisition of Fantasy Sports in October of the current fiscal year.

         The change in interest income (expense) and other, net, was primarily attributable to a decrease in interest expense of approximately $350,000 related to the retirement of $20.0 million of term notes in January 1999, decreased interest income due to lower cash balances, the gain on the disposition of property and equipment related to goracing.com, and the $1.0 million write-off of our equity investment in a motorsports company that filed for dissolution during the third quarter of fiscal 2000.

GORACING.COM INTERNET OPERATIONS

         As of March 28, 2000, we signed a series of agreements that we believe will reduce the future operating expenses and cash flow requirements of our internet subsidiary, goracing.com, inc. Under the terms of the agreements, a third-party professional services firm assumed responsibility for all long-term lease obligations related to goracing.com's infrastructure, including its physical facility and all related computer equipment. goracing.com will retain usage of those portions of the building necessary for it to continue its operations and will obtain third-party hosting services for all of its Internet activities. As part of the agreements, we received proceeds of approximately $2.0 million and recognized an immaterial gain from the disposition of property and equipment.

         As discussed above (Results of Operations), in the fiscal third quarter of 2000, we recorded restructuring charges of approximately $15.2 million related to our decision to exit the goracing.com internet business operation.

PRO FORMA RESULTS OF OPERATIONS

         On October 15, 1999 we acquired substantially all of the assets and assumed certain liabilities of Fantasy Sports for approximately $3.1 million in cash. We recorded goodwill of approximately $4.0 million. The following table sets forth the unaudited pro forma income statement data for the nine-month period ended June 30, 2000, and June 30, 1999, giving effect to the acquisition of Fantasy Sports as if it had occurred on October 1, 1998, using the purchase method of accounting for business combinations. The unaudited pro forma income statement data presented herein does not purport to represent what our actual results of operations would have been had the acquisition occurred on that date or to project our results of operations for any future period.


                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              FOR THE NINE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                              -------------------------     -------------------------
                                                    JUNE 30, 2000                JUNE 30, 1999
                                                    -------------                -------------

Net sales ...................................      $   198,905                     $   252,018
Net income (loss) ...........................          (29,848)                         22,798
Net income (loss) per common share, basic ...      $     (1.80)                    $      1.36
Net income (loss) per common share, diluted..      $     (1.80)                    $      1.19

         The pro forma results of operations for the nine-month period ended June 30, 2000 and June 30, 1999 reflect the amortization of goodwill and other intangibles arising from the acquisition described above and include additional interest expense associated with any financing related to the acquisition.

SEASONALITY

         Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (our third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital position decreased to $86.0 million at June 30, 2000 from $107.8 million at September 30, 1999. The decrease of $21.8 million is primarily attributable to cash used in operations, cash used to repurchase our common stock, our acquisition of Fantasy Sports and capital expenditures.

         Capital expenditures for the nine-month period ended June 30, 2000 totaled approximately $17.0 million, of which we used approximately $12.4 million for our continued investment in tooling, and approximately $3.9 million expenditures for our investment in goracing.com. We will not incur additional capital expenditures for goracing.com, but anticipate similar tooling expenditures in the future.

         During the nine-month period ended June 30, 2000, we issued 29,543 shares of common stock upon the exercise of stock options.

         On August 5, 1998, we entered into an amended and restated credit agreement with First Union National Bank ("First Union"). The Credit Facility consists of a revolving line of credit for up to $20.0 million, which includes up to $5.0 million for standby letters of credit (the "Line of Credit"), and a $30.0 million letter of credit/bankers' acceptance facility. We did not have any outstanding borrowings under the Line of Credit as of June 30, 2000. We had outstanding purchase commitments of approximately $9.1 million and $8.8 million under the letter of credit/bankers' acceptance facility as of June 30, 2000 and 1999, respectively. The Line of Credit bears interest, at our option, at a rate equal to (i) the Alternate Base Rate (as defined below) plus an applicable margin as defined in the credit agreement or (ii) LIBOR plus an applicable margin as defined in the credit agreement. The "Alternate Base Rate" under the Line of Credit is the greater of (a) the bank's publicly announced prime rate or
(b) the Federal Funds Effective Rate (as defined) plus 0.5%.

         Our credit facility agreements contain certain provisions that, among other things, require our company to comply with certain financial ratios and net worth requirements and that will limit the ability of our company and our subsidiaries to incur additional indebtedness, pay dividends, sell assets, or engage in certain mergers or acquisitions. As of June 30, 2000, we were in violation of certain credit facility covenants. On August 14, 2000 we and First Union entered into an amendment of the credit facility under which the line of credit facility was reduced to $5 million and the letter of credit, bankers' acceptance facility was reduced to $10 million. The amendment also converted our line of credit facility from an unsecured credit facility to a credit facility secured by substantially all of our personal property including our current assets, equipment, intellectual property, and proceeds under certain conditions from any disposition of assets. The amendment provides for a waiver of the June 30, 2000 covenant violations and will terminate the credit facility as of September 30, 2000. We have entered into discussions with other financial institutions as well as First Union with respect to credit facilities after September 30, 2000. We believe that the amounts available under the amended facility are adequate for our needs through September 30, 2000. However, no assurances can be given that an extension of the facility can be negotiated with First Union or that a credit facility can be negotiated with another financial institution. If an additional facility cannot be negotiated, we believe that we will have adequate liquidity for the next 12 months through cash balances, operating cash flow, asset sales, and through modifying payment terms with certain vendors overseas.

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

         We are a defendant in various lawsuits, including a securities class action lawsuit filed in November 1999. See Part II, Item 1, "Legal Proceedings." We have agreed to settle one lawsuit and we recorded a non-recurring pretax charge of $3.6 million in the fourth quarter of fiscal 1999 to reflect the financial terms of the proposed settlement, as well as legal and other expenses related to the lawsuit and proposed settlement. The final settlement will be subject to the negotiation and execution of definitive settlement agreements, as well as court approval. We have not made any provisions in our financial statements with respect to the securities class action lawsuit we are defending. The imposition of any additional damages in the lawsuit we have agreed to settle or the imposition of damages in the securities class action lawsuit could have a material adverse effect on our results of operations and financial position. We are also subject to certain asserted and unasserted claims encountered in the normal course of business. We believe that the resolution of these matters will not have a material adverse affect on our financial position or results of operations; however, imposition of damages to that extent could still occur.

         We believe that our current cash resources, funding through the existing or new credit facility, and expected cash flow from operations will be sufficient to fund our capital needs during the next 12 months at our current level of operations, apart from capital needs resulting from additional acquisitions. We may be required to obtain additional capital to fund our planned growth during the next 12 months and beyond. Potential sources of any such capital may include the proceeds from the exercise of outstanding options, bank financing, strategic alliances, and additional offerings of our equity or debt securities. There can be no assurance that such capital will be available from these or other potential sources, and the lack of such capital could have a material adverse effect on our business.

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

         At June 30, 2000, we had $100 million outstanding under our convertible subordinated notes at an interest rate of 4.75%, and approximately $8.6 million of debt outstanding at various rates and terms, principally under promissory notes and capital leases. Interest rates on these credit instruments are fixed and comparable to, or below, current market rates.

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

                Not applicable

           ITEM 3.  DEFAULTS UPON SECURITIES

                Not applicable

           ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable

           ITEM 5.  OTHER INFORMATION

                On July 31, 2000, David H. Husband was appointed Chief Operating Officer

                On August 3, 2000 R. David Martin was appointed Chief Financial Officer

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

                       ACTION PERFORMANCE COMPANIES, INC.

Signature                                             Capacity                                        Date
---------                                             --------                                        ----
/s/ Fred W. Wagenhals                       Chairman of the Board, President, and                August 14, 2000
------------------------                    Chief Executive Officer
    Fred W. Wagenhals                       (Principal Executive Officer)



/s/ R. David Martin                         Chief Financial Officer                              August 14, 2000
------------------------                    (Principal Financial and Accounting Officer)
    R. David Martin


 /s/ David A. Husband                       Chief Operating Officer                              August 14, 2000
------------------------                    (Principal Operating Officer)
    David A. Husband


                                     Index to Exhibits
                             -------------------------------------
                             11.2          Computation of Basic Earnings Per
                                           Share
                             11.2          Computation of Diluted Earnings Per
                                           Share
                             27            Financial Data Schedule