Form 10-K
period 2000-09-30
ACTION PERFORMANCE COMPANIES INC
filed 2000-12-29
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For fiscal year ended September 30, 2000

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

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock held by nonaffiliates of the registrant (14,949,611 shares) based on the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on December 20, 2000, was $42,008,407. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 20, 2000, there were outstanding 16,964,029 shares of registrant's common stock, par value $.01 per share.

Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                       ACTION PERFORMANCE COMPANIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
ITEM 1.  BUSINESS.......................................................      1

ITEM 2.  PROPERTIES.....................................................     26

ITEM 3.  LEGAL PROCEEDINGS..............................................     27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     27

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS............................................     28
ITEM 6.  SELECTED FINANCIAL DATA........................................     29
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS......................................     30
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....     37
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................     37
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE............................     38

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............     38
ITEM 11. EXECUTIVE COMPENSATION.........................................     38
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.....................................................     38
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................     38

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K............................................................     38

SIGNATURES .............................................................     41

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................    F-1

                          ----------------------------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2001 and thereafter; our strategy to refocus on our core products and licenses; our product and distribution channel development strategies; the success of particular product or marketing programs; revenue generated as a result of licensing arrangements; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Special Considerations."

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

         We are the worldwide leader in the design and sale of licensed motorsports collectible and consumer products. Our products include die-cast scaled replicas of motorsports vehicles, apparel (including t-shirts, hats, and jackets), and souvenirs. We market our products through our U.S., German, Australian, and United Kingdom subsidiaries under an extensive portfolio of license arrangements with various drivers, team owners, sponsors, sanctioning bodies, and others, including the following:

         - NASCAR Winston Cup Points champions Dale Earnhardt, Jeff Gordon, Dale Jarrett, Bobby Labonte, Bill Elliott, and Rusty Wallace, as well as NASCAR drivers Ricky Rudd, Tony Stewart, and Dale Earnhardt, Jr.;

         - NASCAR team owners Robert Yates Racing, Richard Childress Racing Enterprises, Joe Gibbs Racing, Evernham Motorsports, MB2 Motorsports, and Dale Earnhardt, Inc.;

         - National Hot Rod Association, or NHRA, champions John Force and Kenny Bernstein;

         - Formula One teams McLaren International Limited, Williams Grand Prix, and Benetton Formula 1 Ltd.;

         - the National Association for Stock Car Auto Racing, or NASCAR, Indy Racing League, or IRL, and World of Outlaws; and

         - race track operators such as Indianapolis Motorspeedway and Silverstone Circuits Limited.

Third parties manufacture all of our motorsports collectibles and most of our apparel and souvenirs, generally utilizing our designs, tools, and dies. We screen print and embroider a portion of the licensed motorsports apparel that we sell.

         We market our products to

         - approximately 10,000 specialty retailers throughout the world, either directly or through our wholesale distributor network;

         - to motorsports enthusiasts directly through our Racing Collectibles Club of America, or Collectors' Club, which is operated by QVC and which had approximately 171,000 members as of September 30, 2000; and

         - through trackside souvenir stores, promotional programs for corporate sponsors, and direct response television.

We also distribute certain of our products to mass-market retailers through our in-house sales force and wholesale distributors. We have a license agreement with Hasbro, Inc., a multi-billion dollar toy and game manufacturer, under which Hasbro sells a line of motorsports-related products in the mass-merchandise market.

         Our products and promotional programs capitalize on the popularity of motorsports. We focus on developing long-term relationships with and we engage in efforts to license the most popular drivers, team owners, and other personalities in each top racing category, their sponsors, car manufacturers, various sanctioning bodies, and others in the motorsports industry. We develop opportunities to market licensed collectible and consumer products that appeal to motorsports enthusiasts. We believe that our license agreements with top race car drivers and other motorsports personalities, teams, and sponsors significantly enhance the consumer appeal and marketability of our products.

         Historically, our business concentrated on designing and marketing die-cast collectibles featuring NASCAR Winston Cup drivers and vehicles. Since 1995, we have aggressively expanded our lines of die-cast collectibles to include replicas of motorsports vehicles from Formula One, NHRA drag racing, NASCAR's "Busch" and "Craftsman Truck" racing series, CART racing, United States Auto Club, or USAC racing, World of Outlaws sprint car racing, and motorcycle racing. Through a series of acquisitions and licensing arrangements between fiscal 1997 and fiscal 1999, we expanded our product offerings and distribution channels. During that time period, the motorsports industry experienced a period of rapid growth, evidenced by increased attendance at racing events, expanded television coverage of racing events, and growth of speedways in major metropolitan areas around the nation. Our annual net sales increased 93.2% during fiscal 1998 and 36.0% during fiscal 1999. Growth in the motorsports industry has slowed during fiscal 2000.

         During fiscal 2000, our net sales decreased 25.6% from fiscal 1999 as a result of industry conditions, reduced promotional activity and marketing programs, delays in product deliveries, and reduced product offerings due to our refocus on our core products. As a result of these conditions and non-recurring charges arising from our continuing restructuring efforts related to achieving cost reductions and other strategic corporate decisions, we incurred a net loss of $58.1 million. Through management changes and analysis of our business and financial condition, we are attempting to return our company to profitability based on our strategic direction and execution of our operating plan. During the next several fiscal quarters, we will focus on the core activities that have historically produced strong sales and profits.

         We continue to pursue a strategy designed to enhance our leadership position in the motorsports collectible and consumer products industry. Key aspects of this strategy include (a) focusing on our core licensed motorsports products that appeal to racing enthusiasts, (b) focusing on products that we can market under our key existing licensing arrangements, (c) developing promotional programs for corporate sponsors, and (d) strengthening and developing our existing distribution channels.

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

         - open wheel racing, controlled by Championship Auto Racing Teams, or CART, and the IRL;

         - dirt track racing, which includes the World of Outlaws and USAC;

         - sports car racing, which includes the United States Road Racing Championship and the American Le Mans Series; and

         -        motorcycle racing, which includes the American Motorcycle
                  Association.

         Internationally, the Federation Internationale de l'Automobile governs the Formula One Grand Prix championship as well as Formula 3000, GT, World Rally Championships, and other popular motorsports series. Formula One racing uses handcrafted, open-wheeled cars that look similar to Indy racers, but are the most technologically advanced and expensive racing vehicles in the world. The Federation Internationale de Motocyclisme governs the World Championship Grand Prix, Superbike World Championship, and other motorcycle racing events throughout the world.

         Millions of racing fans attend racing events in North America or tune in to televised racing events each year. Motorsports television coverage currently is provided by broadcast and cable television networks, including NBC, ABC, CBS, ESPN, TBS, TNN, and Speedvision, a motorsports cable network, in addition to regional sports networks. In November 1999, NASCAR entered into a six-year contract valued at more than $400 million per year with NBC, Fox, and TBS for broadcast coverage of NASCAR Winston Cup races beginning in 2001. Internationally, Formula One events are broadcast worldwide to approximately 130 countries.

         Since 1996, new speedways have been opened in the Los Angeles, Dallas/Ft. Worth, Las Vegas, Kansas City, and Chicago metropolitan areas. Additional speedways have been announced for the New York and Denver metropolitan areas. These new speedways are bringing NASCAR, CART, and other major motorsports events to new geographic markets with much larger population bases than many of the traditional NASCAR venues located in the southeastern United States.

STRATEGY

         We pursue a strategy designed to continue our leadership position in the motorsports collectible and consumer products industry and to provide top race car drivers and other licensors with a broad range of revenue-producing opportunities. Key aspects of this strategy include the following:

Focusing on Core Licensed Motorsports Products

         We intend to focus our sales efforts on products that historically have been popular with motorsports enthusiasts. These products include the traditional die-cast collectibles and licensed motorsports apparel. We participate in the retail mass-merchandise market through a license agreement with Hasbro, under which Hasbro manufactures and markets, with our assistance, a line of motorsports products that do not compete with our core products.

         Historically, we have invested substantial resources in tooling each year. These investments enable us to produce die-cast products of high quality and with great detail. Our strategy to refocus on our core products will allow us to stabilize our annual investments in tooling.

Focusing on Existing Licensing Arrangements

         We intend to focus on relationships with existing licensors in order to further our position as the leader in the motorsports marketplace. We currently have licensing arrangements with several of the top race car drivers (including Dale Earnhardt, Jeff Gordon, Rusty Wallace, Dale Jarrett, John Force, Tony Stewart, Bobby Labonte, and Al Unser, Jr.), car owners, manufacturers, sanctioning bodies, race track operators, and corporate sponsors. These licensing arrangements enable us to manufacture and distribute distinctive collectibles and other products to motorsports enthusiasts. We believe that these relationships provide us with a competitive advantage.

Developing Promotional Programs

         We plan to continue to provide marketing services to create promotional programs. Promotional programs typically involve special productions of our licensed die-cast replicas, apparel, souvenirs, or other consumer products. We have successfully completed large-scale promotional programs featuring Coca-Cola, Pepsi-Cola, Harley Davidson motorcycles, Home Depot in partnership with Habitat for Humanity, Major League Baseball, Universal Studios, and United Parcel Service. We plan to expand our efforts to develop promotional programs, including those with major corporate sponsors. Programs with corporate sponsors are intended to increase brand awareness and name recognition of the corporate sponsor.

Strengthening Our Existing Distribution Channels

         We plan to continue to strengthen our existing distribution channels. In addition to our wholesale distribution network and direct sales to motorsports enthusiasts through our Collectors' Club, our distribution channels include

         -        trackside souvenir stores,

         -        direct response television through our agreement with QVC,

         -        direct sales to corporate sponsors and race track operators,

         - mass merchandising channels for our licensed motorsports apparel and other products through large retailers, such as Wal-Mart and K-Mart, and

         - catalog merchandising programs targeted at corporate motorsports sponsors.

         We believe that targeting products to specific market niches, distributing our products through the distribution channels of major corporate sponsors of motorsports, and expanding our distribution of products in international markets will represent increasingly important distribution channels in the future.

PRODUCTS AND SERVICES

Die-Cast Scaled Replica Vehicles

         We design and market scaled replicas of motorsports-related vehicles that are constructed using die-cast bodies and chassis with free-spinning wheels and tires. We design our die-cast replicas as high-quality collectible items and not as toys. We market our die-cast racing collectibles under approximately 300 active licenses with race car drivers, team owners, and sponsors as well as under license agreements with NASCAR, IRL, Ford Motor Company, several divisions of General Motors Corp., and others. The die-cast collectibles that we offer relate to NASCAR Winston Cup, "Busch," and "Craftsman Truck" racing series; Formula One; NHRA drag racing; GT and other sports car racing; USAC racing; and "World of Outlaws" sprint car racing. We also produce die-cast replicas of certain factory production cars. Our die-cast collectibles consist primarily of the following:

              SCALE                    PRODUCT                  APPROXIMATE SIZE
          ----------------------------------------------------------------------
           1:12            Racing Vehicles                            15 inches
           1:16            Pit Wagons                                  7 inches
           1:18            Racing Vehicles                            11 inches
           1:24 and 1:25   Racing Vehicles                             8 inches
           1:24 and 1:25   Dually Trucks with Trailers                26 inches
           1:32            Racing Vehicles                             6 inches
           1:43            Racing Vehicles and Production Cars         5 inches
           1:64            Racing Vehicles                             3 inches
           1:64            Vehicle Transporters                       13 inches
           1:96            Vehicle Transporters                        9 inches
           1:8             Pedal Cars                                 10 inches
           1:9             Racing Motorcycles                         23 inches
          ----------------------------------------------------------------------

         Our die-cast replicas typically range in price at retail from approximately $10.00 to $99.00 per item, depending on size, type of vehicle, and level of detail. A 1:24th scale replica of an actual racing vehicle typically retails for $45.00. Certain of our more highly detailed die-cast collectibles retail for as much as $400.00. We offer our die-cast collectibles primarily through our wholesale distributor network to specialty retailers, through our Collectors' Club, direct response television through our relationship with QVC, our trackside stores, and through corporate promotional programs.

         We enhance the collectible value and appeal of our products through various measures. These measures include (a) designing die-cast collectibles that include features that are not offered by our competitors; (b) limiting the quantities of each collectible item that we produce and sell; (c) specifying, on certain products themselves and on the packaging material of certain other die-cast collectibles, the quantity of that limited-edition item actually produced; (d) offering certain items only through our Collectors' Club; and (e) designing packaging concepts to improve the display of each collectible item.

Motorsports Consumer Products

         We market various licensed motorsports apparel, souvenirs, and other consumer products, including t-shirts, jackets, hats, coffee mugs, pins, key chains, knives, coolers, and tote bags. Each of the motorsports consumer products generally feature the name, likeness, and car number of a popular race car driver.

         Our licensed motorsports apparel items utilize creative designs that are printed or applied to high-quality shirts, hats, jackets, and other products. We design and sell our motorsports apparel products in sizes ranging from infant to youth to men's and women's adult sizes.

         We design our motorsports consumer products primarily for distribution through retail outlets, trackside stores, direct response television through our relationship with QVC, and promotional programs with corporate sponsors of racing teams and racing events.

Promotional Programs

         We provide marketing services designed to create promotional programs for large corporate sponsors that advertise in motorsports, as well as companies that have not previously advertised in motorsports. Many corporations sponsor racing vehicles or events and advertise at motorsports events and in motorsports-related media in order to increase awareness of their brands among consumers and to encourage consumers to purchase their products. We provide design and creative services, graphic artists, and the capacity to deliver a wide array of promotional products, such as die-cast replicas, t-shirts, and hats. We also provide in-house marketing and distribution support for our promotional programs, including in-bound order processing, order fulfillment, sweepstakes processing, and redemption programs.

         We develop and implement extensive promotional programs that feature special, one-time themes or events intended to provide our company, the corporate sponsor, and other licensors with unique marketing opportunities. Our company and the corporate sponsors market a broad variety of specially designed die-cast vehicles and other collectibles, apparel, and souvenirs based on these programs. Some examples of these programs are as follows:

         - we developed a program for the Coca-Cola Company in which Dale Earnhardt and Dale Earnhardt, Jr. competed against one another for the first time at the Coca-Cola 500 in Japan;

         - we collaborated with Home Depot to develop a promotion in which Tony Stewart drove a specially painted car in a program that benefited Habitat for Humanity;

         - we combined efforts with artist Peter Max and General Motors Service Parts Operations in a merchandising promotion surrounding a special paint scheme designed by Peter Max for Dale Earnhardt's car. The promotion was part of a nationwide program to promote Goodwrench Service Plus Dealers;

         - we developed the "Tribute to Freedom in the Millennium" program with the United States Armed Services, Lowe's Motor Speedway, and various teams and drivers to pay tribute to the five branches of the United States Armed Services and assist them in their recruiting efforts. As part of the promotion, our products were sold in Military base exchange stores;

         - we collaborated with United Media and Jeff Gordon to create a promotion celebrating the PEANUTS 50th Anniversary in which Jeff Gordon drove a specially painted PEANUTS car;

         - we teamed up with Major League Baseball to implement promotions in which Jeremy Mayfield drove a specially painted Major League Baseball/World Series car and Bobby Labonte drove a specially painted Major League Baseball All-Star Game car;

         - we collaborated with Universal Studios and various teams and drivers to create the "Monsters of the Speedway" program in which select drivers in four different racing series drove specially painted cars celebrating the world's most famous horror film characters and Halloween; and

         - we combined efforts with Universal Studios to promote the motion picture release of "Dr. Seuss' How the Grinch Stole Christmas" in which Terry Labonte and John Force drove specially painted cars bearing images of "The Grinch" and other film characters.

         For some programs, the corporate sponsors use our products either as free or low-cost awards with the purchase of their own products or in sweepstakes, employee gifts, or other promotions. Die-cast replica vehicles that we develop and sell for these programs are not sold through our wholesale distribution network or through our Collectors' Club.

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

Chase-branded Apparel

         During fiscal 1998, we acquired an 80% interest in Chase Racewear, L.L.C., a motorsports-related apparel and licensing company. Chase licenses apparel and clothing accessories that bear "Chase" brand marks, including "Chase

Authentics," "Competitor's View," and a stylized "C," which is generally embroidered on the shirt cuff or pocket. NASCAR drivers including Dale Earnhardt, Jeff Gordon, Rusty Wallace, Dale Jarrett, Terry Labonte, Bobby Labonte, and others, have agreed, subject to certain exceptions, to ensure that licensed apparel products bearing their names, likenesses, or signatures will also bear "Chase" brand marks. These drivers also have agreed to endorse Chase-branded apparel as the exclusive trackside apparel of top NASCAR drivers. We sell certain of our Chase-branded apparel on a wholesale basis to NASCAR Thunder stores, auto parts distributors, corporate sponsors of motorsports, and specialty retail shops as well as to major discount stores, such as Wal-Mart, K-Mart, and Target. Our license with VF Knitwear, a major apparel manufacturer, grants VF Knitwear the exclusive right to use the "Chase Authentics" brand and the stylized "C" mark for all motorsports-related apparel products distributed through major department stores, traditional apparel stores, and sport and athletic specialty stores. VF Knitwear pays us a royalty based on its sales of Chase-branded products. This license agreement extends through 2008, and VF Knitwear holds an option to extend the license for two successive five-year terms. Under the agreement, VF Knitwear's rights will become non-exclusive under certain conditions. VF Knitwear also holds the non-exclusive right to use the "Competitors View" mark in all national and regional discount department stores.

SALES AND DISTRIBUTION

         We market our die-cast collectibles worldwide to approximately 10,000 specialty retailers through our wholesale distributor network; through our Collectors' Club; through direct response television through our relationship with QVC; through trackside stores; and through corporate promotional programs. We market our motorsports consumer products primarily through an in-house sales force and independent representatives to approximately 10,000 specialty retailers and to major discount and department stores, retail automotive product outlets, and convenience stores; through direct trackside sales to race fans; and through promotional programs with corporate sponsors.

Wholesale Distribution

         Die-Cast Collectibles. We currently market our die-cast collectibles on a wholesale basis through 18 distributors operating in the United States and 45 distributors operating in 45 countries throughout the world. The distributors solicit orders for our die-cast products from approximately 5,000 specialty retailers throughout the United States and approximately 5,000 specialty retailers in other countries throughout the world. The retailers include stores specializing in motorsports collectibles and apparel and stores specializing in other sports collectible items, and a limited number of hobby shops. We advertise our die-cast collectibles in newspapers and magazines covering motorsports and the collectibles markets. We also take measures to increase consumer awareness of our products through radio and television advertising, including promotion of our collectibles on "home shopping" television programs (such as QVC Network's "For Race Fans Only" program) and advertising during popular television programs of interest to motorsports enthusiasts.

         Consumer Products. Our in-house sales force and independent representatives market certain motorsports consumer products on a wholesale basis to major discount and department stores, such as Wal-Mart and K-Mart, to automotive retail stores, and to convenience stores. We also utilize our distributor network as well as an in-house sales force and independent representatives to market our motorsports apparel, souvenirs, and other consumer products on a wholesale basis to the same specialty retailers that sell our die-cast collectibles.

Collectors' Club

         We market certain of our die-cast collectibles exclusively through our Collectors' Club. Members of the Collectors' Club pay a lifetime membership fee that entitles them to receive a membership kit, a monthly magazine, catalogs, and other special sales materials highlighting our collectibles and other products. Membership in the Collectors' Club increased from approximately 22,000 members in September 1994 to approximately 171,000 members as of September 30, 2000. We advertise the Collectors' Club in publications that focus on motorsports or the collectibles industry and through limited radio and television advertisements. We strive to increase collector interest in Collectors' Club products and to enhance the value of these products as collectibles by:

         -        offering many items exclusively through our Collectors' Club,

         -        offering a limited number of each collectible, and

         - limiting the number of a particular item that each member may purchase.

         During September 2000, we entered into a ten-year outsourcing and exclusive supply agreement with QVC, Inc. under which QVC assumed responsibilities for the day-to-day marketing and distribution operations of the Collectors' Club over a phase-in period ending in January 2001. We will be QVC's exclusive supplier for motorsports memorabilia offered by the Collector's Club, and QVC will be the exclusive distributor for our Collectors' Club products, including distribution over the Internet. Beginning in October 2000, QVC assumed the day-to-day operations of the Collectors' Club, including the following:

         -        production of the Collectors' Club catalog;

         -        promotion of the Collectors' Club and its products;

         -        daily maintenance of the Collectors' Club database;

         -        operation of the call center;

         -        inventory warehousing; and

         -        order processing and fulfillment.

         Under the agreement, we retain ultimate control over the decision-making processes regarding pricing, production quantities, marketing, and promotion of the products to be sold to Collectors' Club members. We produce and consign our inventory with QVC, which sells and retains 20% to 40% of the revenue generated based upon quantity of products shipped and whether products are sold through direct response television. QVC retains all membership fees paid and has the exclusive opportunity to sell club products over interactive television and its web site after the initial sales window reserved for club members has expired. For this purpose, we sell QVC agreed-upon production surplus of Collectors' Club products for resale at wholesale prices.

Trackside Sales

         We currently operate 26 fully equipped trackside stores to capitalize on the large base of potential customers that attend NASCAR-sanctioned races and other events throughout the United States. Some or all of our mobile trackside stores travel to each NASCAR Winston Cup race (32 events in 2000) as well as to other selected racing events. Each mobile trackside store is decorated with the logos and color scheme of a particular racing team and driver and sells a complete assortment of licensed motorsports apparel, souvenirs, and die-cast collectibles dedicated to that team and driver. These mobile stores represent the only authorized trackside opportunities for racing enthusiasts to purchase motorsports products using the name and likeness of the driver and racing team featured in each store.

Corporate Promotional Programs

         We create promotional programs for large corporate sponsors of motorsports. We continually pursue new opportunities to create promotional programs, and we continually engage in discussions with major race car drivers and corporate sponsors in our effort to develop additional programs. See Item 1, "Our Business - Products and Services - Corporate Promotional Programs."

Wind-down of Operations of goracing.com, our Internet subsidiary

         We refocused goracing.com to deliver our merchandise to motorsports fans, and no longer will offer motorsports-related content, services, or features in the form of motorsports news and entertainment online. As part of our new relationship with QVC, QVC will provide club members the opportunity to purchase Collectors' Club product to club members over the Internet.

         During fiscal 1999, we developed the goracing.com network to serve as a comprehensive online destination for all motorsports fans. Our goracing.com network offered a broad range of news, information, affinity programs and features and consisted of a variety of motorsports-related web sites that we developed and maintained, as well as web sites of third parties. As part of our effort to refocus our goracing operations, during fiscal 2000 we reduced fixed costs related to goracing.com infrastructure, including personnel, facilities, and equipment. We subleased to a third party approximately 65,000 square feet of leased space in Tempe, Arizona and all of our leased equipment related to our goracing operations. In addition, during November 2000, we sold all of the assets of our Fantasy Cup auto racing game business, which we acquired in October 1999. The sale of these assets generated approximately $4.2 million in cash.

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

         Our design artists take numerous photographs of the actual racing cars, trucks, and other vehicles to be produced as die-cast replicas. Working from these photographs, our artists and engineers use computer software to create detailed scale renderings of the vehicles. After approval of the rendering by the vehicle owner, driver, team sponsor, and other licensors whose approval may be required, we supply computerized renderings to one of our manufacturers in China. The manufacturer produces a sample or model, which we then inspect for quality and detail. After final approval, the manufacturer produces the die-cast replicas, packages them, and ships the finished products to us or, in certain instances, directly to our customers.

         A substantial portion of our die-cast collectibles are manufactured under an exclusive agreement with one third-party manufacturer in China. The term of the agreement currently extends through October 31, 2006 and automatically renews for five successive one-year terms unless terminated by either party by giving written notice to the other party at least 90 days prior to the end of the then-current term.

         We own a significant portion of the tooling that the third-party manufacturer uses to produce die-cast collectibles for our company, and we have partial control over the production of our die-cast collectibles under the manufacturing agreement. We invested approximately $10.0 million in fiscal 1999 and $10.7 million in fiscal 2000 in tooling for our proprietary lines of die-cast collectibles. We believe the breadth and quality of the tooling program provides us with a competitive advantage in the motorsports collectible market. Although we have made substantial investments in tooling to date, we do not intend to make substantial additional investments in tooling in the near future as part of our effort to focus on our core products.

         We believe that our primary overseas manufacturer of die-cast collectibles is dedicated to high quality and productivity as well as support for new product development. There are significant risks inherent in relying on a single manufacturer for a substantial portion of our die-cast products. See
Item 1, "Special Considerations - We depend on third-party manufacturers and shippers."

         We obtain the die-cast collectibles marketed by MiniChamps and die-cast collectibles sold under the "Brookfield" trademarks from three other manufacturers in China. We currently do not have a formal, long-term arrangement with any of these manufacturers.

Motorsports Consumer Products

         We currently obtain substantially all of our licensed motorsports apparel, souvenirs, and other consumer products on a purchase order basis from approximately 200 third-party manufacturers and suppliers located primarily in the United States. We also screen print and embroider a portion of the licensed motorsports apparel that we sell. The apparel and souvenir suppliers present product ideas and artistic designs to us. We then select those products and artistic designs that we believe will appeal to motorsports enthusiasts and distinguish our apparel and souvenir products from those of our competitors. We engage in a bidding process for certain items, such as embroidered hats or t-shirt blanks, in order to negotiate favorable prices and other terms. We also purchase and resell certain finished items, such as tote bags and coolers, from domestic and foreign companies that have licenses for those items with the drivers and other licensors.

         We work closely with the third-party apparel and souvenir manufacturers in order to ensure that the products conform to design specifications and meet or exceed our quality requirements. We believe that a number of alternative manufacturers for each of these products are readily available in the event that we are unable to obtain products from any particular manufacturer. We own the tooling and dies used to manufacture certain of our motorsports consumer products. As we develop new motorsports consumer products that require specialized tooling, we intend to build or purchase the new tooling that will be required to permit the third-party manufacturers to produce those items.

LICENSES

         We focus on developing long-term relationships with and we engage in comprehensive efforts to license the most popular drivers, team owners, and other personalities in each top racing category, their sponsors, various sanctioning bodies, and others in the motorsports industry. We develop opportunities to market innovative collectible and consumer products that appeal to motorsports enthusiasts. We believe that our license agreements with top race car drivers and other licensors significantly enhance the consumer appeal and marketability of our products. By aligning our company with top racing personalities and providing them with a broad range of revenue opportunities, we believe that we will be able to leverage those relationships to attract additional licensors in order to generate increased revenue for our company as well as increased earnings for the licensors.

Significant Driver License and Endorsement Agreements; Significant Team Owner Licenses

         We have long-term license agreements with NASCAR Winston Cup Points champions Dale Earnhardt, Jeff Gordon, Dale Jarrett, Bobby Labonte, Bill Elliott, and Rusty Wallace and ten-time NHRA Funny Car champion John Force. These licenses generally provide us with a right of first refusal to market certain die-cast, apparel, and other products bearing the driver's name and likeness. The license agreements also generally provide that, to the extent that we exercise our right of first refusal, the driver will not personally market and will not permit others to market, through the same channels of distribution used by our company, any products bearing the driver's likeness that are the same or similar to products marketed by our company. Each of the license agreements requires us to pay the licensor royalties based on a percentage of the wholesale or retail price of licensed products that we sell. Certain of the license agreements also provide for minimum guaranteed royalty payments each year during the term of the agreement. These agreements, as well as many of our other significant license agreements, give the licensors the right to terminate or significantly shorten the term of the agreements if our business is sold or transferred or if there is a significant change in our management team.

         We have personal service and endorsement agreements with popular race car drivers. During the term of the endorsement agreements, we have the right to use the driver's name, likeness, signature, and endorsement in connection with the advertisement, promotion, and sale of the die-cast collectibles and other products approved by the driver and marketed by our company. The following table sets forth certain information with respect to the personal service and endorsement agreements described above:

                  DRIVER                          EXPIRATION DATE
                  ------                          ---------------
                  Jeff Gordon and an affiliate    December 31, 2005
                  Of Mr. Gordon

                  Ray Evernham                    December 31, 2005

                  Al Unser, Jr.                   December 31, 2002

         We also have license agreements with several of the most popular NASCAR race car team owners, including Robert Yates Racing, Inc.; Richard Childress Racing Enterprises, Inc.; Redline Sports Marketing, Inc. (the licensing entity for the Joe Gibbs race team); Evernham Motorsports, LLC; MB2 Motorsports, LLC; and Dale Earnhardt, Inc. The team owner licenses provide us with either the exclusive right or a right of first refusal to market certain products bearing the likeness and number of each owner's Winston Cup cars and other racing vehicles. To the extent that we exercise our right of first refusal, the team owner licenses provide that the licensor will not permit others to market, through the same distribution channels used by our company, any of the licensed products. Certain of the team owner licenses also provide that the licensors will not directly market any of the licensed products through such channels. Each of the license agreements with the team owners requires us to pay the licensor royalties based on a percentage of the wholesale or retail price of licensed products that we sell. Certain of the license agreements also provide for minimum guaranteed royalty payments to the licensors.

         The following table sets forth certain information with respect to the license agreements with the drivers and team owners described above:

            LICENSOR                                  DRIVER                             EXPIRATION DATE
            --------                                  ------                             ---------------
       Dale Earnhardt and                          Dale Earnhardt                        November 7, 2011
       Dale Earnhardt, Inc.

       Jeff Gordon and                             Jeff Gordon                           December 31, 2005
       JG Motorsports, Inc.

       Rusty Wallace and                           Rusty Wallace                         December 31, 2004
       Rusty Wallace, Inc.

       John Force and                              John Force                            December 31, 2005
       John Force Racing

       Robert Yates Racing, Inc.                   Dale Jarrett                          December 31, 2012
                                                   Ricky Rudd

       Richard Childress Racing                    Dale Earnhardt                        December 31, 2007
       Enterprises, Inc.                           Mike Skinner

       Redline Sports Marketing,                   Bobby Labonte                         December 31, 2002
       Inc. (Joe Gibbs race team)                  Tony Stewart

       Dale Earnhardt, Inc.                        Steve Park                            December 31, 2002
                                                   Dale Earnhardt, Jr.                   (Dale Earnhardt, Jr.
                                                   Michael Waltrip                       through 2005)

            LICENSOR                                  DRIVER                             EXPIRATION DATE
            --------                                  ------                             ---------------
       Evernham Motorsports, LLC                   Bill Elliott, Jr.                     December 31, 2005

       MB2 Motorsports, LLC                        Ken Schrader                          December 31, 2001

Additional Product Licenses

         In addition to the driver and team owner licenses described above, we currently maintain approximately 150 licenses with various other drivers, car owners, sponsors, and manufacturers. Other popular drivers under license with our company include NASCAR Winston Cup driver Terry Labonte; Jerry Nadeau; Jeff Burton and Mark Martin Historical Car Programs; IRL Driver Al Unser, Jr.; NHRA drag racers Kenny Bernstein, Tony Pedregon, Larry Dixon, and Jerry Toliver; and NHRA Pro Stock motorcycle driver Matt Hines. We also have licenses with Formula One teams McLaren International Ltd., Williams Grand Prix, and Benetton Formula Ltd., as well as with other popular team owners, car sponsors, NASCAR, CART, World of Outlaws, Ford Motor Company, several divisions of General Motors Corp., DaimlerChrysler, and PACCAR, Inc. (the manufacturer of Kenworth and Peterbilt trucks). These licenses generally provide for the following:

                              LICENSES WITH                     LICENSES WITH             LICENSES WITH
                            RACE CAR DRIVERS                     TEAM OWNERS              MANUFACTURERS
-----------------------------------------------------------------------------------------------------------
TERM :            One to three years.                    One to three years.         Two or more years.

RIGHTS GRANTED:   Use of the driver's name,              Use of the car number and   Right to reproduce the
                  photograph, likeness, and autograph.   colors.                     body styles of cars or
                                                                                     trucks.

RENEWAL:          Individual agreements either renew     Same.                       Same.
                  automatically, may be renewed or
                  extended upon written request by our
                  company, or expire at the end of the
                  specified term.

PAYMENTS TO       Either (i) a fixed dollar amount,      Same.                       Same.
LICENSORS:        which may include a substantial
                  advance to the licensor; (ii) a
                  fixed amount per item that we sell
                  pursuant to the license; (iii) a
                  percentage of the net sales for a
                  program or a percentage of our
                  wholesale price per item that we
                  sell pursuant to the license; or
                  (iv) a combination of the above.

         The license agreements with various sponsors generally provide for terms of one to three years and permit us to reproduce the sponsors' decals and logos as they appear on the cars or trucks. Although we directly or indirectly pay license fees to the primary sponsors of most of the racing vehicles, the license agreements with certain sponsors do not require us to pay the licensors because of the advertising value provided to the licensor as a result of having its decals and logos displayed on our products. When appropriate, we strive to renew existing agreements or to enter into new license agreements with existing or new drivers, team owners, car sponsors, and other licensors and to develop new product programs pursuant to our license agreements in our effort to maintain our leadership position in the motorsports licensed products industry.

Hasbro License Agreement

         The license agreement between our company and Hasbro covers the sale by Hasbro in the mass-merchandise market of specific motorsports-related products for which we have or will secure exclusive or non-exclusive licenses from race car drivers, team owners, manufacturers, and sponsors. The Hasbro license provides us with a source of revenue from the mass-merchandise market without committing substantial resources to manufacturing and marketing activities or subjecting our company to the risks inherent in the mass-merchandise market. Under the Hasbro license, we are responsible for acquiring and maintaining the license rights with the licensors, and Hasbro is responsible for all costs and other arrangements relating to tooling, manufacturing, transportation, marketing, distribution, and sales of licensed products. Hasbro is responsible for and pays or reimburses our company for all license fees and royalties, including advances and guarantees, paid to licensors for licensed products. The licensed products consist of (i) miniature toy die-cast replicas of motorsports vehicles, and (ii) all other products that Hasbro may market as licensed motorsports products, including, for example, radio-controlled cars, slot car sets, games (including electronic and CD-ROM interactive games), puzzles, plush toys, figurines, play sets, walkie talkies, and other products, for which Hasbro pays a specified royalty.

         Hasbro's focus under the Hasbro license has been to develop, with our assistance, a line of motorsports die-cast products for the retail mass-merchandise market. Hasbro funds all capital requirements for this product line and manufactures, distributes, and markets the products under the "Winner's Circle" brand name. The mass-market die-cast products manufactured and marketed under the Hasbro license are distinct from our current products and do not compete directly with our limited-edition motorsports die-cast collectible products.

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

         NASCAR License Agreement. We have a licensing agreement with NASCAR that gives us the non-exclusive right to use the "NASCAR" name and logo on all of our NASCAR-related products and product packaging as well as on related sales, marketing, and promotional materials. We pay NASCAR royalty payments based on a percentage of the wholesale or retail price of licensed products that we sell, with minimum guaranteed royalty payments in each year through 2000. The licensing arrangement expires on (i) October 7, 2003 with respect to licensed products that bear both the NASCAR mark and the name, image, or likeness of a NASCAR driver, team, or track, and (ii) on December 31, 2000 with respect to all other licensed products. The license agreement with NASCAR will automatically renew for two additional five-year terms unless it has been terminated in accordance with its terms.

         CART License Agreement. We have a license agreement with the licensing affiliate of CART. Because CART provides the licensing rights of the sanctioning body as well as all participating drivers, race teams, and tracks, the CART license provides us with (a) exclusive (subject to certain pre-existing licenses) licensing rights to the CART and "FedEx Championship Series" logos;
(b) exclusive (subject to certain pre-existing licenses) licensing rights to five of the top race teams and their drivers; and (c) non-exclusive licensing rights for a minimum of 75% of the other teams and drivers participating in CART-sanctioned race events. The rights granted permit us to develop and market a line of CART-based die-cast collectible vehicles and the exclusive rights to market or sublicense a broad range of CART-based toy products, including plastic and remote control vehicles, action figures, miniature helmets, board games, plush toys, and puzzles. We pay the licensor royalty payments based on a percentage of the wholesale or retail price of licensed products that we sell, with minimum royalty payments each year during the term of the agreement. The CART license expires on December 31, 2003.

We will have the right to renew the CART license for an additional five-year term if we achieve certain minimum sales requirements.

Indianapolis Motor Speedway License Agreement

         We have a license agreement with the Indianapolis Motor Speedway Corporation, the owner and operator of the Indianapolis Motor Speedway and the host of the Indianapolis 500 and U.S. Grand Prix, that gives us the non-exclusive right to use the IRL teams, drivers, and drivers' likeness on our die-cast replicas and other motorsports products and apparel. The license agreement extends through 2003. Under the agreement, we must pay IMS a royalty based on a percentage of our net sales of licensed product, subject to guaranteed minimum royalty payments by us.

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

INTELLECTUAL PROPERTY

         Our business depends upon valuable trademarks and other rights that we license from third parties. Our performance and ability to compete also depend to a significant degree on the value of our various tradenames and marks, as well as our proprietary technology and other rights. We are seeking protection of our significant service marks and trademarks in the United States, including various "Action" names and logos, "goracing.com," and other names and logos. We may not be able to secure protection for our service marks or trademarks that we have not already registered. Our competitors or others may adopt product or service names similar to any service marks or trademarks, which could impede our ability to build brand identity and could lead to customer confusion. Our inability to protect trade names and marks adequately could have a material adverse effect on our business, operating results, and financial condition.

         We may receive notices from third parties that claim aspects of our business infringe their rights. While we are not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of our management, and could require us to enter into royalty and licensing agreements. These royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all. In the future, we also may need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of our resources.

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

EMPLOYEES

         As of December 20, 2000, we had 519 full-time employees. This reflects a reduction from 648 full-time employees as of December 20, 1999. The reductions were made in connection with our efforts to reduce operating costs associated with our business and our Internet operations. We have experienced no work stoppages, and we are not a party to a collective bargaining agreement. We believe that we maintain good relations with our employees.

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding each of our executive officers.

        NAME                   AGE                   POSITION HELD
        ----                   ---                   -------------

Fred W. Wagenhals...........   59    Chairman of the Board, President, and Chief
                                        Executive Officer
R. David Martin.............   54    Chief Financial Officer and Director
Melodee L. Volosin..........   36    Executive Vice President - Sales and
                                        Director
John S. Bickford, Sr........   54    Executive Vice President - Strategic
                                        Alliances and Director


         Fred W. Wagenhals has served as our Chairman of the Board, President, and Chief Executive Officer since November 1993 and served as Chairman of the Board and Chief Executive Officer from May 1992 until September 1993 and as President from July 1993 until September 1993.

         R. David Martin has served as our Chief Financial Officer since August 2000 and as a director since December 2000. Mr. Martin joined Deloitte & Touche in June 1968 and served as a partner of that firm from August 1978 until May 2000. Mr. Martin is a Certified Public Accountant.

         Melodee L. Volosin has served as our Executive Vice President - Sales since December 1999 and as a director since January 1997. Ms. Volosin served as our Vice President - Wholesale Division from September 1997 until December 1999. Ms. Volosin served as the Director of our Wholesale Division from May 1992 to September 1997. Ms. Volosin's duties include managing all of our wholesale distribution of die-cast collectibles and other products, including advertising programs and budgeting.

     John S. Bickford, Sr. has served as our Vice President - Strategic Alliances since July 1997 and as a director of our company since January 1997. Mr. Bickford also served as a consultant to our company from January 1997 to June 1997. From 1976 to the present, Mr. Bickford has served as President of MPD Racing Products, Inc., which manufactures race car parts for distribution through speed shops and high-performance engine shops. Mr. Bickford served as President of Bickford Motorsports, Inc., which provided consulting and special project coordination services to race car drivers, car owners, and other businesses, from 1990 until 1997. Mr. Bickford also published Racing for Kids magazine during 1996 to 1997. Mr. Bickford also served as General Manager of Jeff Gordon, Inc. from 1990 to 1995. Mr. Bickford currently serves as a director of Equipoise Balancing, Inc,. a privately held company.

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

         - our ability to expand our distribution channels and to effectively manage the growth of our operations;

         -        seasonality; and

         -        competition and competitive pressures on prices.

Many of the factors described above are beyond our control.

OUR BUSINESS DEPENDS ON OUR RELATIONSHIPS AND LICENSE ARRANGEMENTS WITH KEY LICENSORS.

         We market our products under licensing arrangements with race car drivers, team owners, sponsors, automobile and truck manufacturers, NASCAR, NHRA, IRL, and other entities. The licensing arrangements vary in scope and duration, but generally authorize us to sell specified licensed products for short periods of time. Some license agreements require us to pay minimum royalties or other fixed amounts regardless of the level of sales of products licensed under that agreement or the profitability of those sales. The success of licensing arrangements depends on many factors, including the following:

         -        the continued popularity of motorsports in general,

         - the reasonableness of license fees in relationship to revenue generated by sales of licensed products,

         -        the continued popularity of the licensors,

         - the continued performance, public image, and health of the individual drivers.

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

WE DEPEND ON THE POPULARITY OF THE MOTORSPORTS INDUSTRY IN GENERAL AND NASCAR RACING IN PARTICULAR.

         The growth rate of the motorsports industry and its appeal to consumers has a significant effect on the sales of motorsports merchandise and corporation sponsorship. Motorsports competes for television viewership, attendance, merchandise sales, and sponsorship funding with other sports, entertainment, and recreational events. The competition in the sports, entertainment, and recreation industries is intense.

         Sales of die-cast replicas and other licensed merchandise related to NASCAR racing represented approximately 70.0% of our revenue in fiscal 2000. Although we have expanded our product lines to include vehicles from other segments of motorsports, we expect that products related to NASCAR racing will continue to account for a significant percentage of our revenue for the foreseeable future. As a result, the popularity of NASCAR-sanctioned racing is important to the success of our business.

         The motorsports industry experienced a slowing growth rate during our 2000 fiscal year. This recent decrease in growth of the motorsports industry has had a material adverse effect on our business, and any continued growth decline of the motorsports industry, and NASCAR racing in particular, would continue to have a material adverse effect on our business.

OUR STRATEGY TO REFOCUS ON OUR CORE PRODUCTS MAY BE UNSUCCESSFUL.

         In the past, a significant portion of our success resulted from our ability to continue to develop and introduce on a timely basis new products and services that compete effectively in terms of price and that address customer tastes, preferences, and requirements. During fiscal 2000, we made the strategic decision to refocus our efforts on our core products and licenses. We believe that during the current downturn in the motorsports market, we have a better opportunity to return to profitability if we focus on our core products and do not make significant investments in new products or services. Our efforts may be unsuccessful, and our assessment of the motorsports industry may be incorrect. In the event that we are incorrect, we may lose opportunities to generate revenue on new products and services related to motorsports.

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

         We obtain die-cast products from our primary manufacturer in China under an agreement that extends through October 31, 2006, and that automatically renews for successive one-year terms unless terminated by either party giving written notice to the other at least 90 days prior to the end of the then-current term. We do not have long-term contracts with any other of our third-party manufacturers.

         Because we own most of the tools and dies used in the manufacturing process, we believe that we would be able to secure other third-party manufacturers to produce our products in the event that either party terminates that agreement. Our operations would be adversely affected, however, by of the following:

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

WE HAVE EXPERIENCED A DECLINE IN WORKING CAPITAL, A REDUCTION IN EQUITY, AND A REDUCTION IN OUR RESOURCES, ALL OF WHICH MAY IMPEDE OUR ABILITY TO MAINTAIN OR ATTRACT ADEQUATE CAPITAL TO SUPPORT OUR OPERATIONS.

         Historically, we have financed our operations and our growth through cash generated by operations, debt and equity financings, and the issuance of our common stock in acquisitions. We may require additional capital in excess of cash resources, cash generated by operations, and funds available to us through our existing credit facility in order to sustain or expand our operations. We cannot predict the timing or amount of any such capital requirements at this time. Although we have been able to obtain adequate financing on acceptable terms in the past when necessary, such financing may not continue to be available on acceptable terms. As a result of our operations during fiscal 2000, we have experienced a decline in working capital, a reduction in equity, and a reduction in our human resources, all of which have placed a strain on our business. Based on these factors, we do not believe that we have the same level of access to capital as we have had in prior years. If such financing is not available on satisfactory terms, we may be unable to operate our business as desired, which may adversely affect our operating results. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing shareholders.

OUR GROWTH HAS PLACED A SIGNIFICANT STRAIN ON OUR BUSINESS.

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

         Between our 1993 and 1999 fiscal years, our business operations underwent significant changes and growth, including the expansion of our collectible product lines, the acquisition of our motorsports consumer product lines, the acquisition or development of expanded distribution channels, and significant investments in tooling and licensing arrangements. Our growth placed a significant strain on our management systems and resources and contributed to operating losses when industry growth slowed during fiscal 2000.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RESPOND TO RAPID MARKET CHANGES.

         The markets for our products and services are subject to rapidly changing customer tastes, a high level of competition, seasonality, and a constant need to create and market new products and services, especially related to our core licensors. Demand for motorsports collectible and consumer products depends upon a wide variety of factors, including the following:

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

WE FACE RISKS ASSOCIATED WITH OUR EXCLUSIVE RELATIONSHIP WITH QVC AND THE OUTSOURCING OF OUR COLLECTORS' CLUB OPERATIONS.

         We outsource the distribution of Collectors' Club products through QVC under a ten-year exclusive agreement expiring in 2011. Historically, we operated all aspects of the Collectors' Club, including production of the monthly catalog, promotion of the Collectors' Club, inventory warehousing, and order processing and fulfillment. Although we will remain responsible for acquisition of licenses, product selection, development, and manufacturing, since October 2000 QVC has handled the day-to-day operation and marketing of the Collectors' Club. Accordingly, we face risks associated with our agreement with QVC, including the following:

         -        potential damage to the reputation of our Collectors' Club;

         - reduced expertise in dealing with Club members and overall levels of customer service;

         -        reduced sales generated from Club products; and

         - risk of inventory obsolescence together with reduced control over distribution of product.

QVC may be unsuccessful in its efforts to operate our Collectors' Club. Any failure by QVC to operate our Collectors' Club successfully could result in decreases in club membership or reputation, which could have a material adverse effect on our business.

OUR REDUCTION OF OUR goracing.com INTERNET OPERATIONS MAY RESULT IN LITIGATION OR FURTHER OBLIGATION TO OUR COMPANY.

         During May 2000, we refocused goracing.com exclusively on delivering our merchandise to motorsports fans, and no longer offer motorsports-related content, services, or features. As part of our effort to refocus our goracing operations, we reduced fixed costs related to goracing.com infrastructure, including personnel, facilities, and equipment. We face risks associated with our rapid wind-down of our Internet operations, including the following:

         - reliance on our sublease with a third-party that assumed our liabilities under goracing's leased office space and equipment;

         -        elimination of goracing's contractual obligations; and

         -        potential litigation from third parties and former employees.

We may not be successful in our efforts to reduce our Internet operations, and our efforts may result in litigation or further obligation to our company, all of which would have a material adverse effect on our business.

WE MAY EXPERIENCE SEASONAL FLUCTUATIONS IN SALES THAT COULD AFFECT OUR EARNINGS AND THE TRADING PRICE OF OUR COMMON STOCK.

         We may experience seasonality in our business, which could result in unfavorable quarterly earnings comparisons and affect the trading price of our common stock. Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each calendar year (our third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products. We also are increasing our efforts to develop large corporate promotional programs. These programs typically result in significant levels of revenue and income, which may increase quarter-to-quarter variations in our operating results. As a result of these and other factors, we may experience seasonality and quarterly fluctuations in our business, which could result in unfavorable quarterly earnings comparisons and affect the trading price of our common stock. Fluctuations in quarterly sales may require us to take temporary measures, including changes in personnel levels, borrowing amounts, and production and marketing activities. These factors and any seasonal and cyclical patterns that emerge in consumer purchasing could result in unfavorable quarterly earnings comparisons. As a result, it is difficult to predict our future revenue and operating results. Any shortfall in revenue or fluctuations in operating results may have a material adverse effect on our business and stock price. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

WE FACE A VARIETY OF RISKS ASSOCIATED WITH THE ACQUISITION AND INTEGRATION OF NEW BUSINESS OPERATIONS.

         We completed a number of acquisitions during fiscal 1997, fiscal 1998, and fiscal 1999. We have consolidated substantially all of the operations of the U.S.-based acquired entities into our operations in Phoenix, Arizona and the Charlotte, North Carolina vicinity. We continue to coordinate and integrate certain of the administrative, information systems, sales and marketing, and other operations of our acquired companies with our operations. Although our short-term strategy does not anticipate any acquisitions, we may wish to acquire complementary businesses, products, services, or technologies in the future. We may not be able to identify suitable acquisition candidates, make acquisitions on commercially acceptable terms, or have adequate capital to do so.

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

         We conduct due diligence reviews of each acquired business, and we obtain representations and warranties regarding each acquired business. Unforeseen liabilities and difficulties, however, can arise in connection with the operation of acquired businesses. Contractual or other remedies may not be sufficient to compensate us in the event unforeseen liabilities or other difficulties arise. In addition, our ability to enforce our rights or remedies in connection with acquisitions of businesses outside the United States may be limited by the interpretation and enforcement of those agreements under the laws of countries other than the United States.

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

         Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to their business than we do. The markets for motorsports collectible products are intensely competitive, and we expect competition to intensify in the future.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS, INTERNATIONAL TRADE, EXCHANGE, AND FINANCING.

         We obtain most of our products from overseas manufacturers, particularly one third-party manufacturer of die-cast collectibles and other replicas in China. During fiscal 2000, we derived approximately 70% of our revenue from products that were manufactured by this third-party manufacturer. Because most of our products are manufactured overseas, we face risks in addition to the risks generally created by obtaining our products from third parties. We maintain business operations in Germany and Great Britain, and we market motorsports collectible products throughout the world. Our reliance on third-party manufacturers to provide personnel and facilities in China; our maintenance of personnel, equipment, and inventories abroad; and our plans to expand our product sales in international markets expose us to certain economic and political risks. These risks include the following:

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

WE DEPEND ON MANAGEMENT AND OTHER KEY PERSONNEL.

         Our development and operations to date have been, and our proposed operations will be, substantially dependent upon the efforts and abilities of our senior management, particularly Fred W. Wagenhals, our Chairman of the Board, President, and Chief Executive Officer. The loss of services of one or more of our key employees, particularly Mr. Wagenhals, could have a material adverse effect on our company. We maintain key person insurance on the life of Mr. Wagenhals in the amount of $3.0 million. We do not maintain such insurance on any of our other officers.

WE MUST BE ABLE TO ATTRACT AND RETAIN SKILLED EMPLOYEES.

         Our success depends on our ability to continue to attract, retain, and motivate skilled employees. We may be unable to retain our key employees or attract, motivate, or retain other qualified employees in the future. Any failure to attract and retain key employees will materially and adversely affect our business.

WE HAVE SIGNIFICANT INDEBTEDNESS.

         As of September 30, 2000, we had outstanding approximately $109.8 million of indebtedness. This indebtedness includes $100.0 million principal amount of 4-3/4% Convertible Subordinated Notes due 2005 and approximately $9.8 million of other secured and unsecured indebtedness. In the future, we may face risks related to servicing our debt obligations as interest or principal payments become due. If we are unable to service our debt, we will be required to restructure or refinance our debt or pursue alternative sources of financing, which may include selling additional equity securities. We may not be able to successfully implement alternative strategies on satisfactory terms in the event that it becomes necessary to do so.

WE HAVE LIMITED PROTECTION OF OUR INTELLECTUAL PROPERTY, AND OTHERS COULD INFRINGE ON OR MISAPPROPRIATE OUR RIGHTS.

         We regard our trademarks, trade dress, copyrights, and other intellectual properties as critical to our success. Our failure to adequately protect our intellectual property could materially and adversely affect our business, operating results, and financial position. Our intellectual property rights primarily consist of our trade names, logos, and art. We have copyright protection for all original material that we produce to promote our products and services.

         We have registered trademarks for certain of our "Action" names and logos. We have applied for federal registration in the United States for various other "Action" names and logos, as well as "goracing.com" and other marks. Our ability to prevent others from using trademarks or names similar to marks and names that we use may be adversely impacted if our marks are regarded as descriptive or weak. Our inability to obtain trademark protection for our marks and names could have a material adverse effect on our business.

         We may not be able to obtain effective trademark, service mark, copyright, and trade secret protection in every country in which we make our products and services available. We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights or to defend against claims of infringement. Policing unauthorized use of our proprietary rights is difficult. Litigation can be very expensive and can distract our management's time and attention, which could adversely affect our business. In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.

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

THE MARKET PRICE OF OUR COMMON STOCK AND NOTES MAY BE EXTREMELY VOLATILE.

         The market price of our common stock has fluctuated dramatically. The trading price of our common stock in the past has been, and in the future could be, subject to wide fluctuations in response to a number of factors, including the following:

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

RIGHTS TO ACQUIRE SHARES WILL RESULT IN DILUTION TO OTHER HOLDERS OF OUR COMMON STOCK.

         As of December 20, 2000, options to acquire a total of approximately 1,280,000 shares of our common stock were outstanding under our stock option plans. We also offer our employees the opportunity to buy our common stock at a discount under our employee stock purchase plan. Holders of our subordinated notes have the right to convert their notes into an aggregate of 2,074,688 shares of common stock at a conversion price of $48.20 per share. Holders of stock options, employees who participate in the purchase plan, and holders of subordinated notes will have the opportunity to profit from an increase in the market price of our common stock, with resulting dilution in the interests of other holders of common stock. The existence of such stock options, notes, and our purchase plan could adversely affect the terms on which we can obtain additional financing, and the option holders, note holders, and purchase plan participants can be expected to buy shares at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by such options, notes, and the purchase plan.

SALES OF ADDITIONAL SHARES OF COMMON STOCK COULD HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

         Sales of substantial amounts of common stock by our shareholders, or even the potential for such sales, may have a depressive effect on the market price of our common stock. Of the 16,964,029 shares of common stock outstanding as of December 20, 2000, 14,824,039 shares currently are eligible for resale in the public market without restriction or further registration unless held by an "affiliate" of our company, as that term is defined under applicable securities laws. The 2,139,990 remaining shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 under the securities laws, and may be sold only in compliance with Rule 144, pursuant to registration under the securities laws, or pursuant to an exemption therefrom. We have registered an aggregate of approximately 472,300 shares of such "restricted securities" for resale pursuant to an effective registration statements. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or an affiliate of our company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares. Approximately 1,962,000 shares held by certain of our officers and directors currently are available for sale under Rule 144.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, EVEN IF THE ACQUISITION WOULD BE IN THE BEST INTERESTS OF SHAREHOLDERS.

         Our articles of incorporation, bylaws, and Arizona law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when those attempts may be in the best interests of our shareholders. Our articles of incorporation also authorize our board of directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting, liquidation, dividend, conversion, or other rights that adversely affect or dilute the voting power of the holders of common stock. In addition, many of our license agreements are subject to termination in the event of a change in control of our company.

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

ITEM 2. PROPERTIES

         We lease a newly constructed, approximately 140,000 square foot building in Phoenix, Arizona. We have used approximately 38,000 square feet of this facility for our corporate headquarters and approximately 102,000 square feet for warehouse space and packaging operations. As a result of the changes in our operations resulting from our agreement with QVC, which reduced the need for warehouse space, packaging operations, and our call center, we are currently attempting to sublease substantially all of our warehouse space and 50% of our office space. The initial term of the lease expires in August 2007, with two five-year renewal options.

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

ITEM 3. LEGAL PROCEEDINGS

         On March 4, 1997, two class action lawsuits were filed against our company and approximately 28 other defendants in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants engaged in price fixing and other anti-competitive activities in violation of federal antitrust laws. The alleged class of plaintiffs consists of all purchasers of souvenirs or merchandise from licensed vendors at any NASCAR Winston Cup race or supporting event during the period commencing January 1, 1991. We were named as a defendant based upon actions alleged to have been taken by Sports Image, Robert Yates Promotions, Inc., and Creative Marketing & Promotions, Inc. prior to our acquisitions of those entities. The actions were subsequently consolidated by order of the court. The caption of the consolidated action is "In re Motorsports Merchandise Antitrust Litigation" and the files are maintained under Master File No. 1-97-CV-0569-CC. The plaintiffs requested injunctive relief and monetary damages of three times an unspecified amount of damages that the plaintiffs claim to have actually suffered. In order to avoid further expense and the distraction of our management that protracted litigation might create, on September 30, 1999, our company and the plaintiffs entered into a memorandum of understanding with respect to the settlement of this lawsuit. In connection with the settlement, we recorded a non-recurring pretax charge of $3.6 million during the fourth quarter of fiscal 1999 to reflect the financial terms of the settlement, as well as legal and other expenses related to the lawsuit and settlement. During September 2000, the court approved a settlement between the plaintiffs and our company. The principle financial terms of the settlement require us to pay approximately $1.9 million in cash and approximately $1.1 million in coupons in consideration of the dismissal and release with prejudice of our company and our affiliates. We paid the cash portion of the settlement during June 2000. Race fans may redeem the $1.1 million in coupons in connection with the purchase of products at our trackside stores over the course of the 2001 and 2002 Winston Cup race seasons. In the event the entire $1.1 million is not redeemed by the end of the 2002 season, 25% of the balance will be paid in cash to a charity of the settling parties' choice, which will satisfy our obligations in full.

         On November 30, 1999, a class action lawsuit was filed against our company in the United States District Court for the District of Arizona, case No. CIV'99 2106 PHXROS. Fred W. Wagenhals our Chairman of the Board, President, and Chief Executive Officer, and Tod J. Wagenhals and Christopher S. Besing, former directors and officers of our company, also were named as defendants. The lawsuit alleges that our company and the other defendants violated the Securities Exchange Act of 1934 by (a) making allegedly false statements about the state of our business and the shipment of certain products to a customer or
(b) participating in a fraudulent scheme that was intended to inflate the price of our common stock. The alleged class of plaintiffs consists of all persons who purchased our publicly traded securities between July 27, 1999 and December 16, 1999. The plaintiffs are requesting an unspecified amount of monetary damages. We have filed a motion to dismiss this lawsuit, which is scheduled to be heard by the court during April 2001. We intend to vigorously defend the claims asserted in the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Our common stock has been quoted on the Nasdaq National Market under the symbol "ACTN" since April 27, 1993. The following table sets forth the high and low sales prices of our common stock on the Nasdaq National Market during the calendar quarters indicated.

                                                                 COMMON STOCK
                                                                 ------------
                                                                HIGH       LOW
                                                                ----       ---
             1998:
                 First Quarter.............................    $38.88    $30.75
                 Second Quarter............................     37.13     25.91
                 Third Quarter.............................     37.25     23.13
                 Fourth Quarter............................     37.63     18.63

             1999:
                 First Quarter.............................    $48.00    $27.88
                 Second Quarter............................     42.00     26.88
                 Third Quarter.............................     37.06     17.75
                 Fourth Quarter............................     23.69      9.25

             2000:
                 First Quarter.............................    $16.00    $ 7.75
                 Second Quarter............................     13.75      5.81
                 Third Quarter.............................     10.94      2.86
                 Fourth Quarter (through December 20, 2000)      4.06      2.25

         As of December 20, 2000, there were approximately 399 holders of record of our common stock. On December 20, 2000, the closing sales price of our common stock on the Nasdaq National Market was $2.81 per share.

ITEM 6. SELECTED FINANCIAL DATA

         The selected historical financial data presented below as of and for the five years ended September 30, 2000 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

                                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                            --------------------------------------------------------------------
                                              1996         1997(1)        1998(2)        1999(3)        2000(4)
                                              ----         -------        -------        -------        -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Sales:
   Collectibles .......................     $  40,904     $  68,932      $ 142,026      $ 214,429      $ 149,032
   Apparel and souvenirs ..............         1,961        60,430        106,712        119,922         99,322
   Other(5) ...........................         1,351         1,018          3,139          8,094          6,339
                                            ---------     ---------      ---------      ---------      ---------
     Net sales ........................        44,216       130,380        251,877        342,445        254,693
Cost of sales .........................        25,296        80,995        157,079        210,768        205,690
                                            ---------     ---------      ---------      ---------      ---------
Gross profit ..........................        18,920        49,385         94,798        131,677         49,003
Selling, general and administrative
   expenses ...........................         9,262        24,564         45,344         68,036        107,942
Settlement costs (6) ..................          --           5,400            950          3,600           --
Amortization of goodwill and other
   intangibles ........................             4         1,286          4,392          6,818         16,753
                                            ---------     ---------      ---------      ---------      ---------
                                                9,266        31,250         50,686         78,454        124,695
                                            ---------     ---------      ---------      ---------      ---------
Income (loss)from operations ..........         9,654        18,135         44,112         53,223        (75,692)
Interest income (expense) and other,
   net ................................           216        (1,225)        (3,134)        (6,328)        (6,987)
                                            ---------     ---------      ---------      ---------      ---------
Income (loss) before (benefit)
   provision for income taxes .........         9,870        16,910         40,978         46,895        (82,679)
Provision for income taxes
   (benefit from) .....................         3,917         6,764         16,391         18,526        (24,592)
                                            ---------     ---------      ---------      ---------      ---------
Net income (loss) .....................     $   5,953     $  10,146      $  24,587      $  28,369      $ (58,087)
                                            =========     =========      =========      =========      =========
Net income (loss) per common
   share, assuming dilution(7) ........     $    0.46     $    0.69      $    1.48      $    1.65      $   (3.52)
                                            =========     =========      =========      =========      =========
Weighted average number of
   common shares, assuming
   dilution(7) ........................        13,028        14,624         16,647         19,179         16,515

OTHER FINANCIAL DATA:
Ratio of earnings to fixed charges(8) .         44.7x          8.2x           8.3x           7.7x             (8)

CONSOLIDATED BALANCE SHEET DATA
   (AT END OF PERIOD):
Working capital .......................     $  18,094     $  56,975      $  86,939      $ 107,797      $  64,524
Total assets ..........................        31,649       141,325        305,934        335,747        255,917
Total debt ............................           365        22,586        135,596        111,921        109,843
Shareholders' equity ..................        26,996       103,168        136,432        172,991        102,718

-----------

(1) Fiscal 1997 results include the results of operations of Sports Image, Inc., Motorsports Traditions Limited Partnership and Creative Marketing and Promotions, Inc., Robert Yates Promotions, Inc., Image Works, Inc., and motorsports collectibles product lines of Simpson Products, Inc., beginning as of their respective dates of acquisition.

(2) Fiscal 1998 results include the results of operations of the purchase of assets related to sale of merchandise licensed to Rusty Wallace, the purchase of assets from Revell Monogram, Inc., and the acquisitions of Brookfield Collectors Guild, Inc., Chase Racewear, L.L.C., Paul's Model Art/MiniChamps, and Performance Plus Nutritional, L.L.C., beginning as of their respective dates of acquisition.

(3) Fiscal 1999 includes the results of operations of Intellectual Properties Group, Inc., Tech 2000 Worldwide, Inc., and Goodsports Holdings Pty Ltd., beginning as of their respective dates of acquisition.

(4) Fiscal 2000 results include the results of operations of Fantasy Sports Enterprises, Inc. Also includes $64.8 million of restructuring and other charges.

(5)      Includes royalty and license fees beginning in fiscal 1997.

(6)      Represents settlement costs and related legal and other expenses.

(7) Adjusted to reflect the two-for-one stock split effected as a stock dividend on May 28, 1996, and restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

(8) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before provision for income taxes plus fixed charges. Fixed charges consist of interest expense (including the amortization of debt issuance costs) plus that portion of rental payments on operating leases deemed representative of the interest factor. Due to losses in fiscal 2000, earnings did not provide at least a one to one coverage to fixed charges. The coverage deficiency is $82,381.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We design and market licensed motorsports products, including die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. Our vehicles are replicas of cars driven by individual drivers and are principally NASCAR and NHRA replicas although such vehicles also include sprint car, CART and Formula One replicas. Third parties manufacture all of our motorsports vehicles and most of our apparel and souvenirs, generally utilizing our designs, tools, and dies. We screen print and embroider a portion of the apparel that we sell in our Atlanta facility. Formula One vehicles and apparel are designed and marketed in our subsidiaries in Germany and the United Kingdom.

         Our company was incorporated in Arizona in May 1992 and we began marketing die-cast collectibles in July 1992.

         Prior to fiscal 1997, our revenue consisted primarily of sales of die-cast vehicles. During fiscal 1997 and 1998 we acquired companies that sold either die-cast or other collectibles or licensed motorsports apparel and souvenirs. As a result of these acquisitions and our subsequent efforts to develop new product lines and distribution channels, sales of collectible products represented approximately 59% and 63% of net sales in fiscal 2000 and 1999 and sales of apparel and souvenirs represented approximately 39% and 35% of net sales in such periods.

         The following factors, among other factors, have an impact on our revenue: the popularity and performance of drivers and teams under license, the popularity of motorsports and NASCAR in particular, and the general demand for licensed sports merchandise.

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

In addition, product is purchased generally at prices intended to yield a specific margin. Our margins may vary, however, based upon higher than anticipated freight charges, additional charges related to order quantities, cancellation of specific purchase orders, and discounted sales.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.


                                            1996        1997         1998         1999         2000
                                           ------      ------       ------       ------       ------
Sales
   Collectibles ....................         92.5%       52.9%        56.4%        62.6%        58.5%
   Apparel and souvenirs ...........          4.4        46.3         42.4         35.0         39.0
   Other ...........................          3.1         0.8          1.2          2.4          2.5
                                           ------      ------       ------       ------       ------
     Net sales .....................        100.0       100.0        100.0        100.0        100.0
Cost of sales ......................         57.2        62.1         62.4         61.5         80.8
                                           ------      ------       ------       ------       ------
Gross profit .......................         42.8        37.9         37.6         38.5         19.2
Selling, general and administrative
   expenses ........................         21.0        18.8         18.0         19.9         42.4
Settlement costs ...................         --           4.2          0.4          1.1         --
Amortization of goodwill and other
   intangibles .....................         --           1.0          1.7          2.0          6.5
                                           ------      ------       ------       ------       ------
Income (loss) from operations ......         21.8        13.9         17.5         15.5        (29.7)
Interest income (expense) and other,
   net .............................          0.5        (0.9)        (1.2)        (1.2)        (2.6)
                                           ------      ------       ------       ------       ------
Minority interest ..................         --           --          (0.1)        (0.6)        (0.1)
Income (loss) before provision for
   (benefit from) income taxes .....         22.3        13.0         16.3         14.3        (32.4)
Benefit from provision for
   Income taxes ....................          8.8         5.2          6.5          5.4         (9.7)
                                           ------      ------       ------       ------       ------
Net income .........................         13.5%        7.8%         9.7%         8.3%       (22.7)%
                                           ======      ======       ======       ======       ======


         We incurred a $28.3 million loss in the fourth quarter and a $58.1 million loss for the year ended September 30, 2000 due to a material decline in revenue, costs associated with abandoning our goracing.com Internet strategy, costs associated with our reorganization in order to achieve a cost structure consistent with anticipated revenue volumes, and a strategic decision to focus on core drivers and core programs. The loss includes special charges of $32.3 million for the fourth quarter and $64.8 million for the fiscal year as set forth below and in "Restructuring and Other Charges" below.

RESTRUCTURING AND OTHER CHARGES

         In fiscal 2000, we recorded charges of approximately $17.5 million arising from our decision to abandon our goracing.com Internet strategy, including withdrawal of its initial public offering. The charges include provisions for the write-off of goodwill, endorsements and sponsorship commitments, and employee severance and termination costs.

         In addition to the goracing.com charge, we recorded other charges totaling approximately $47.3 million in fiscal 2000. These charges are comprised of a $13.3 million write-down related to excess inventories based in part on anticipated sponsorships, driver and marketing programs which did not materialize; $6.1 million of additional receivable reserves based on current information regarding the uncollectibility of certain customer account balances; a $3.0 million provision for vendor discounts which were anticipated but not received due to lower than anticipated volumes; tooling write-downs and amortization of $8.5 million arising from a change in the estimated useful lives of tooling equipment and the write off of obsolete items; write downs of prepaid royalties and sponsorship fees of $7.8 million, reflecting, in part, our decision to concentrate future production on core drivers and core programs; and approximately $8.6 million in other asset impairments.

         The charges discussed above are reflected in the accompanying statement of operations for the year ended September 30, 2000 as follows:

                                                  Amount
                                                  ------                 Inclusion in accompanying
goracing.com related charges:                  (in millions)              Statement of Operations
                                                                          -----------------------
   Restructuring
     Accounts receivable and prepaids.......       $ 1.5       Selling, general, and administrative
     Initial public offering withdrawal.....         2.3       Selling, general, and administrative
     Other..................................         0.3       Selling, general, and administrative
     Goodwill and intangibles...............         7.6       Amortization of goodwill and other intangibles
                                                   -----
                                                    11.7
                                                   -----

   Other charges
     Inventory write-downs..................        13.3       Cost of sales
     Vendor discounts.......................         3.0       Cost of sales
     Tooling write-down ....................         1.9       Cost of sales
     Tooling amortization .................          6.6       Cost of sales
     Prepaid royalty and sponsorship fees...         7.8       Cost of sales
     Accounts receivable....................         6.1       Selling, general, and administrative
     Other assets...........................         4.3       Selling, general, and administrative
     Goodwill and intangible impairments....         1.9       Amortization of goodwill and other intangibles
     Other..................................         0.4       Other income and other, net

     Equity investments.....................         2.0       Other income and other, net
                                                   -----
                                                    47.3
                                                   -----

Cash charges:
goracing.com related
   Professional fees........................         0.8       Selling, general, and administrative
   Employee severance and termination costs.         0.7       Selling, general, and administrative
   Endorsements and sponsorships............         4.3       Selling, general, and administrative
                                                   -----
                                                     5.8
                                                   -----
                                                   $64.8
                                                   =====

Accrued amounts on the accompanying balance sheet as of September 30, 2000 are as follows:

                                      Initial        Payments     Remaining
                                      Accrual        to date       Accrual
                                      -------        -------       -------
Employee severance charges.......      $ 0.7          $ 0.6         $ 0.1
Professional fees................        0.8            0.7           0.1
Endorsements and sponsorships....        4.3            3.8           0.5
                                       -----          -----         -----
                                       $ 5.8          $ 5.1         $ 0.7
                                       =====          =====         =====

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1999

         We incurred a loss of $58.1 million for the fiscal year ended September 30, 2000 compared with net income of $28.4 million for the fiscal year ended September 30, 1999. The fiscal year 2000 loss included $64.8 million of special charges as discussed in "Restructuring and Other Charges" above.

         Net sales decreased to $254.7 million in fiscal 2000, a decline of 25.6% from the $342.4 million reported for fiscal 1999. The decrease reflected a general decline in sports licensed merchandise sales, a decline in the number of promotional programs, and a decline in sales for certain licensed products that had enjoyed materially increased sales in the previous year.

         Cost of sales for fiscal 2000 were $205.7 million or 80.8% of sales compared with $210.8 million for fiscal 1999 or 61.5% of sales. Before special charges, cost of sales was $173.1 million or 68.0% of sales. This percentage was greater than the percentage for 1999 because of increased freight costs as a percentage of cost of sales, increased manufacturing costs due to change orders, and lower order quantities and sales of product at discounted prices.

         Selling, general, and administrative expenses were $107.9 million or 42.4% of sales for fiscal 2000 compared with $68.0 million for fiscal 1999 or 19.9% of sales. Excluding special charges, such expenses were $87.6 million for fiscal 2000 or 34.4% of sales. The increase before special charges of $19.6 million for fiscal 2000 was principally due to the costs of operating goracing.com prior to abandoning our Internet strategy, the costs of operating Fantasy Sports, which was acquired in fiscal 2000, and an increase in sponsorships and additional professional fees. The percentage increase was also due to the reduction in sales volume without a corresponding reduction in such costs.

         Amortization of goodwill and other intangibles was $16.8 million for fiscal 2000 compared with $6.8 million for fiscal 1999. Excluding the special charge for the write-off of the goracing.com and Simpson Products, Inc. intangible, amortization was $7.3 million for fiscal 2000.

         Minority interest was $0.3 million for fiscal 2000 compared with $1.9 million for fiscal 1999, principally reflecting lower income from our 80% owned German subsidiary.

         We recorded an income tax benefit of $24.6 million for fiscal 2000, representing 30.0% of the pre-tax, loss compared with a tax provision of $18.5 million for fiscal 1999, representing 39.5% of the pre-tax income.

         The percentage income tax benefit for fiscal 2000 was less than the percentage tax provision for fiscal 1999 principally because of the special charges for the write-off of intangibles that did not have a tax basis and because no benefit was recorded for state and federal tax jurisdictions.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED WITH FISCAL YEAR ENDED SEPTEMBER 30, 1998

         Net sales increased 35.9% to $342.4 million for the year ended September 30, 1999 from $251.9 million for the year ended September 30, 1998. We attribute the improvement in sales during fiscal 1999 primarily to (1) our ability to capitalize on the continued strong growth in the base of motorsports enthusiasts and to produce and sell increased quantities of souvenirs, apparel, and die-cast collectible goods; (2) additional revenue from promotional programs for die-cast, apparel, and souvenirs; (3) expanded sales through our retail trackside operations and mass retail channels; (4) a full year's revenue from our international operations; and (5) an increase in Collectors' Club membership. The number of members in the Collectors' Club increased to approximately 167,000 members at September 30, 1999 from approximately 148,200 members at September 30, 1998.

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

         Selling, general and administrative expenses increased to $68.0 million in fiscal 1999 from $45.3 million in fiscal 1998, representing 19.9% and 18.0% of net sales, respectively. The increase in such expenses as a percentage of sales resulted primarily from (a) development and other operating costs related to the launch of our Internet operations in fiscal 1999; (b) increased depreciation expenses of approximately $6.3 million associated with capitalized costs added in fiscal 1998 and (c) increased expenses for facilities and personnel, particularly in our Charlotte operations.

         Amortization of goodwill and other intangibles increased to $6.8 million for fiscal 1999 from $4.4 million for fiscal 1998. The increase in amortization of goodwill and other intangibles is related to (1) an approximately $800,000 expense recorded in connection with the acquisitions of Tech 2000 and Goodsports during fiscal 1999 and (2) an additional $1.6 million of amortization of goodwill and other intangibles associated with our fiscal 1998 acquisitions, which were expensed over the entire year in fiscal 1999. We amortize the goodwill and other intangible assets over periods of three to 25 years.

         Interest income (expense) and other, net, changed to a net expense of approximately $4.4 million for fiscal 1999 from a net expense of approximately $2.9 million for fiscal 1998. The change was primarily attributable to an increase in interest expense of approximately $1.4 million related to the convertible subordinated notes.

PRO FORMA RESULTS OF OPERATIONS

         The following unaudited pro forma combined statements of operations for the years ended September 30, 1999 and 2000 present our results of operations as if the acquisition of Fantasy Sports had occurred as of October 1, 1998.

Pro forma results are as follows:

                                                               FISCAL YEAR ENDED
                                                                 SEPTEMBER 30
                                                                 ------------
                                                         1999                    2000
                                                         ----                    ----
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales .......................................     $ 345,048               $ 254,748
Net income (loss) ...............................        32,004                 (58,070)
Net income (loss) per common share, diluted .....     $    1.66               $   (3.52)

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain unaudited quarterly results of operations for each of the eight quarters in the fiscal years ended September 30, 1999 and 2000. All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any future period.



                                             (in thousands, except per share amounts)
                                                           FISCAL 1999
                                     ---------------------------------------------------------
                                     1ST QUARTER   2ND QUARTER   3RD QUARTER    4TH QUARTER(1)
                                     -----------   -----------   -----------    --------------
Net sales .......................      $ 71,566      $ 78,928      $101,524       $ 90,427
Gross profit ....................        25,735        29,995        40,836         35,111
Income from operations ..........         9,678        12,393        20,957         10,195
Net income ......................      $  4,923      $  6,504      $ 11,570       $  5,372
Net loss per common share,
   assuming dilution ............      $   0.29      $   0.38      $   0.64       $   0.31
Weighted average number of common
   shares, assuming dilution ....        16,878        17,179        19,297         17,137

                                                               FISCAL 2000
                                      ------------------------------------------------------------
                                      1ST QUARTER(2)  2ND QUARTER   3RD QUARTER(3)   4TH QUARTER(4)
                                      --------------  -----------   --------------   --------------
Net sales .......................      $ 64,781        $ 58,069       $ 76,055         $ 55,788
Gross profit (loss) .............        19,895          18,165         14,991           (4,048)(5)
Loss from operations ............        (2,348)         (6,517)       (27,671)         (39,156)
Net loss ........................      $ (2,129)       $ (4,138)      $(23,571)        $(28,250)(6)
Net loss per common share,
   assuming dilution ............      $  (0.13)       $  (0.25)      $  (1.44)        $  (1.73)
Weighted average number of common
   shares, assuming dilution ....        16,909          16,748         16,358           16,366

--------------------
(1) Includes a one-time charge of approximately $3.6 million for costs and legal and other expenses related to the settlement of a lawsuit.

(2) Includes $2.3 million charge related to the withdrawal of the goracing.com initial public offering.

(3) Includes $15.2 million of goracing.com related charges and other charges of $15.0 million of asset write-downs and impairments.

(4) Includes $32.2 million of special, principally non-cash charges related to restructuring, costs associated with a reorganization, and a decision to refocus on our core drivers and core programs.

(5) Our cost of sales was $59.8 million during the fourth quarter of fiscal 2000, or 107% of sales compared with $55.3 million during the fourth quarter of fiscal 1999, or 61.2% of sales. Before special charges, fourth quarter cost of sales were $39.6 million, or 71.0% of sales. The increase in the percentage of sales during the fourth quarter of fiscal 2000 related to increased freight costs and sales of product at discounted prices.

(6) Loss from operations reflects the factors described in footnote (5) above as well as increases in selling, general, and administrative expenses. Selling, general, and administrative expenses were $34.9 million during the fourth quarter of fiscal 2000, or 62.6% of sales, compared with $22.7 million during fiscal 1999, or 25.1% of sales. Excluding special charges during fiscal 2000, such expenses were $24.8 million, or 44.4% of sales. The percentage increase was in part due to the reduction in sales without a corresponding reduction in such costs.

         Our revenue and operating results may be subject to quarterly and other fluctuations as a result of a variety of factors. As a result of the fiscal 1999 and 2000 acquisitions, we believe that quarter-to-quarter comparisons of our past financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

SEASONALITY

         Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (our third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital position decreased to $64.5 million at September 30, 2000 from $112.1 million at September 30, 1999. The decrease of $47.6 million is primarily attributable to cash used in operations, capital expenditures, including tooling of $10.7 million, the cost of acquiring Fantasy Sports of $3.5 million, the repurchase of common stock of $6.5 million, royalty payments of $3.7 million, and the cash component of special charges of $5.1 million.

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

         On January 11, 1999, we acquired all of the outstanding stock of Goodsports Holdings Pty. Ltd., an Australian-based marketer of Formula One-related apparel and other merchandise. The consideration paid by our company consisted of the assumption of certain liabilities and contingent payments of up to $3.6 million to be paid over a four-year period based upon the attainment of certain performance objectives. We do not believe that any amounts will be paid under these contingent payment commitments.

         On March 28, 2000, we signed a series of sublease agreements whereby a third-party assumed responsibility for all long-term lease obligations related to goracing.com's infrastructure, including its physical facility and all related computer equipment. We remain the guarantor under the terms of the original agreement.

         During March 2000, we entered into an agreement with a third party to provide web-hosting environments for our company. The agreement provides for a three-year term, however, we terminated the agreement pursuant to its terms prior to December 2000. Monthly fees under this agreement were $87,000. Also during March 2000, we entered into a service agreement with our web hosting provider under which we are committed to purchase $2.0 million worth of normal business services over a two-year period. As of September 30, 2000, we had fulfilled $751,000 of our $2.0 million purchase commitment.

         In December 1999, our Board of Directors approved a program in which we may repurchase up to $40.0 million of our common stock in the open market or in privately negotiated transactions. The initial term of the repurchase program will be one year, subject to extension by the Board of Directors depending on market conditions.

         We are a defendant in various lawsuits, including a securities class action lawsuit filed in November 1999. We have not made provisions in the financial statements with respect to the securities class action lawsuit we are defending. The settlement of the securities class action lawsuit or the imposition of any damages in that lawsuit could have a material adverse effect on our results of operations and financial position.

         From time to time, we also are subject to certain asserted and unasserted claims encountered in the normal course of business. We believe that the resolution of these matters will not have a material adverse effect on our financial position or results of operations. We cannot provide assurance, however, that damages that result in a material adverse effect on our financial position or results of operation will not be imposed in these matters.

         We anticipate that our capital expenditures in fiscal 2001 will principally relate to expenditures for tooling. Our capital expenditures are not anticipated to exceed $17 million.

         We expect to file a federal income tax return claim in January 2001 of approximately $14 million. The amount of the refund claim will depend on final tax calculations and may differ materially from the above amount. We expect to receive the tax refund within 45 days after filing as provided for in the applicable tax law.

         On September 29, 2000, we entered into a loan and security agreement with a subsidiary of Bank One, providing for borrowings of up to $30.0 million, subject to the limitation of a calculated borrowing base. The loan agreement replaced our previous credit agreement with First Union National Bank of North Carolina. The loan agreement consists of a $30.0 million revolving line of credit, which includes up to $15.0 million of stand-by letters of credit. The line of credit bears interest at a base rate plus 50 basis points, or LIBOR plus 250 basis points. A commitment fee of 0.5% of the average unused line of credit and 1.75-2.5% of the average unused letters of credit is payable annually on the loan. The loan agreement matures December 2002. We had outstanding letters of credit of approximately $4.6 million as of September 30, 2000 and $6.0 million as of September 30, 1999. The loan is secured principally by our inventory, receivables, and equipment and restricts the payment of dividends. The agreement contains covenants that require us to meet certain financial tests principally related to tangible net worth and EBITDA. Following our fourth quarter loss, we were in violation of these covenants. We have received a waiver of these covenant violations, and an amendment that reduces the assets available to be included in the calculated borrowing base by $5.0 million. As a result of this reduction and our intention of reducing outstanding receivables, we believe that the calculated borrowing base will generally be less than $30.0 million. We believe that the revised borrowing base will be adequate to cover our letter of credit and other liquidity needs for the next 12 months after considering anticipated cash flow from operations. An adverse change in economic conditions could materially affect our anticipated cash flow from operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk is limited to interest rate risk associated with our credit instruments and foreign currency exchange rate risk associated with our foreign operations. We do not currently use and we have not historically used derivative financial instruments to manage or reduce market risk.

         At September 30, 2000, we had $100 million outstanding under our convertible subordinated notes at an interest rate of 4.75%, and approximately $10.0 million of debt outstanding at various rates and terms, principally under promissory notes and capital leases. Interest rates on these credit instruments are fixed and comparable to current market rates.

         The functional currencies for our foreign operations are the Deutschmark, Australian Dollar, and British Pound Sterling. As such, changes in exchange rates between those currencies and the U.S. dollar could adversely affect our future earnings. Given the level of income we currently derive from our foreign operations, we consider this exposure to be minimal. A 10% change in exchange rates would not have a significant impact on our future earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements, the notes thereto, and reports thereon, commencing at page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2001 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Item 1, "Our Business - Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         (1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Report.

         (2) The Financial Statement Schedule II -- VALUATION AND QUALIFYING ACCOUNTS is listed in the Index to Consolidated Financial Statements and Schedule on page F-1 of this report.

(c) REPORTS ON FORM 8-K

         Not applicable.

(d) EXHIBITS

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

10.4.2      1993 Stock Option Plan, as amended and restated through January 16,
            1997(4)

10.8 Form of Indemnification Agreement entered into with the Directors of the Registrant(2)

10.27       Manufacturing Agreement between the Registrant and Early Light
            International Co. Ltd. dated November 1, 2000

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

10.55       Common Stock Purchase Warrant dated October 7, 1998, issued to the
            National Association for Stock Car Auto Racing, Inc.(10)

10.56       1999 Employee Stock Purchase Plan(11)

10.57 Standard Form Industrial Lease (Single Tenant) dated June 28, 1999, between H-B Tempe, L.L.C. and Action Performance Companies, Inc.(12)

10.58       Master Lease Agreement dated August 9, 1999 between General Electric
            Capital Corporation and goracing.com, inc., together with Schedule
            No. 01, Commitment Letter dated October 4, 1999, and Corporate
            Guaranty by Action Performance Companies, Inc.(12)

10.59       Distribution Agreement dated September 13, 2000 by and between the
            Registrant and QVC, Inc.

10.60       Sublease dated March 28, 2000 by and between Action Performance
            Companies, Inc., and Integrated Information Systems, Inc.

10.61 Equipment Sublease dated March 28, 2000 by and among goracing.com, inc., Action Performance Companies, Inc., and Integrated Information
            Systems, Inc.

10.62       Equipment Sublease dated March 28, 2000 by and between Integrated
            Information Systems, Inc. and goracing.com, inc.

10.63       Loan and Security Agreement dated September 29, 2000 by and among
            Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and American National Bank and Trust
            Company of Chicago.

10.64       Pledge Agreement dated October 2, 2000 by and between Racing
            Collectibles Club of America, Inc., and American National Bank and
            Trust Company of Chicago.

10.65       Pledge Agreement dated October 2, 2000 by and between Action
            Performance Companies, Inc., and American National Bank and Trust
            Company of Chicago.

10.66 Pledge Agreement dated October 2, 2000 by and between goracing.com, inc., and American National Bank and Trust Company of Chicago.

12          Computation of Ratio of Earnings to Fixed Charges

21          List of Subsidiaries of the Registrant

23          Consent of Arthur Andersen LLP

25.1        Statement of Eligibility of Trustee under the Trust Indenture Act of
            1939 on Form T-1(13)

27.1        Financial Data Schedule

--------------
(1) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.

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

(11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-82879).

(12) Incorporated by reference to the Registrant's Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission on December 29, 1999.

(13) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-53413).

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACTION PERFORMANCE COMPANIES, INC.



Date: December 28, 2000                /s/ Fred W. Wagenhals
                                       -----------------------------------------
                                       Fred W. Wagenhals, Chairman of the Board,
                                       President, and Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                              Capacity                                          Date
---------                              --------                                          ----

/s/ Fred W. Wagenhals         Chairman of the Board, President, and Chief          December 28, 2000
--------------------------    Executive Officer (Principal Executive Officer)
Fred W. Wagenhals

/s/ R. David Martin, Jr.      Chief Financial Officer and Director                 December 28, 2000
--------------------------    (Principal Financial and Accounting Officer)
R. David Martin, Jr.

/s/ Melodee L. Volosin        Executive Vice President - Sales and Director        December 28, 2000
--------------------------
Melodee L. Volosin

/s/ John S. Bickford          Vice President - Strategic Alliances and Director    December 28, 2000
--------------------------
John S. Bickford

/s/ Jack M. Lloyd             Director                                             December 28, 2000
--------------------------
Jack M. Lloyd

/s/ Robert H. Manschot        Director                                             December 28, 2000
--------------------------
Robert H. Manschot

/s/ Edward J. Bauman          Director                                             December 28, 2000
--------------------------
Edward J. Bauman

                              Managing Director of MiniChamps and Director         December __, 2000
--------------------------
Paul G. Lang

                       ACTION PERFORMANCE COMPANIES, INC.
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants ................................... F-2

Consolidated Balance Sheets as of September 30, 2000 and 1999 .............. F-3

Consolidated Statements of Operations for the Years

   Ended September 30, 2000, 1999 and 1998 ................................. F-4

Consolidated Statements of Shareholders' Equity for the Years

   Ended September 30, 2000, 1999 and 1998 ................................. F-5

Consolidated Statements of Cash Flows for the Years

   Ended September 30, 2000, 1999 and 1998 ................................. F-6

Notes to Consolidated Financial Statements ................................. F-7

Schedule II -- Valuation and Qualifying Accounts ...........................F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Action Performance Companies, Inc.:





We have audited the accompanying consolidated balance sheets of ACTION PERFORMANCE COMPANIES, INC. (an Arizona corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Performance Companies, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Phoenix, Arizona
December 1, 2000

                       ACTION PERFORMANCE COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2000 AND 1999

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          2000              1999
                                                                                          ----              ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..................................................        $  22,758         $  58,523
   Accounts receivable, net of allowance for doubtful accounts of $3,392
     and $1,421, respectively .................................................           22,901            44,988
   Inventories ................................................................           32,017            45,310
   Prepaid royalties ..........................................................            7,262             7,271
   Estimated income tax receivable ............................................           14,000                --
   Deferred tax asset .........................................................            5,905             2,415
   Prepaid expenses and other assets ..........................................            1,942             4,852
                                                                                       ---------         ---------
     Total current assets .....................................................          106,785           163,359

PROPERTY AND EQUIPMENT, net ...................................................           48,204            56,162

GOODWILL AND OTHER INTANGIBLES, net ...........................................           94,894           111,634

LONG-TERM DEFERRED TAX ASSET ..................................................            1,423                --

OTHER ASSETS ..................................................................            4,611             8,906
                                                                                       ---------         ---------
                                                                                       $ 255,917         $ 340,061
                                                                                       =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...........................................................        $  16,510         $  20,127
   Accrued royalties ..........................................................            9,998            13,519
   Accrued expenses ...........................................................           14,250            14,889
   Current portion of long-term debt ..........................................            1,503             2,713
                                                                                       ---------         ---------
     Total current liabilities ................................................           42,261            51,248
                                                                                       ---------         ---------

LONG-TERM LIABILITIES:
   Deferred tax liability .....................................................               --             4,314
   Convertible subordinated notes .............................................          100,000           100,000
   Other long-term debt .......................................................            8,340             9,208
                                                                                       ---------         ---------
     Total long-term liabilities ..............................................          108,340           113,522
                                                                                       ---------         ---------

MINORITY INTEREST .............................................................            2,598             2,300
                                                                                       ---------         ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized, no shares issued
     and outstanding ..........................................................               --                --
   Common stock, $.01 par value, 25,000,000 shares authorized; 16,964,029
   shares issued (16,929,085 in 1999) .........................................              170               169
   Additional paid-in capital .................................................          102,813           102,555
   Treasury Stock at cost, 592,000 shares .....................................           (6,520)               --
   Accumulated other comprehensive loss .......................................           (6,639)             (714)
   Retained earnings ..........................................................           12,894            70,981
                                                                                       ---------         ---------
     Total shareholders' equity ...............................................          102,718           172,991
                                                                                       ---------         ---------
                                                                                       $ 255,917         $ 340,061
                                                                                       =========         =========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         2000              1999              1998
                                                                         ----              ----              ----
Sales:
   Collectibles ................................................      $ 149,032         $ 214,429         $ 142,026
   Apparel and souvenirs .......................................         99,322           119,922           106,712
   Other .......................................................          6,339             8,094             3,139
                                                                      ---------         ---------         ---------
     Net sales .................................................        254,693           342,445           251,877

Cost of sales ..................................................        205,690           210,768           157,079
                                                                      ---------         ---------         ---------

Gross profit ...................................................         49,003           131,677            94,798
                                                                      ---------         ---------         ---------

Operating expenses:
   Selling, general and administrative expenses ................        107,942            68,036            45,344
   Settlement costs ............................................             --             3,600               950
   Amortization of goodwill and
     other intangibles .........................................         16,753             6,818             4,392
                                                                      ---------         ---------         ---------
     Total operating expenses ..................................        124,695            78,454            50,686
                                                                      ---------         ---------         ---------

(Loss) income from operations ..................................        (75,692)           53,223            44,112
                                                                      ---------         ---------         ---------

Other (expense) income:
   Minority interest in earnings ...............................           (298)           (1,930)             (189)
   Interest income and other, net ..............................           (398)            2,531             2,588
   Interest expense ............................................         (6,291)           (6,929)           (5,533)
                                                                      ---------         ---------         ---------
     Total other expense, net ..................................         (6,987)           (6,328)           (3,134)
                                                                      ---------         ---------         ---------

(Loss) income before (benefit from) provision for income taxes..        (82,679)           46,895            40,978

(Benefit from) provision for income taxes ......................        (24,592)           18,526            16,391
                                                                      ---------         ---------         ---------

NET (LOSS) INCOME ..............................................        (58,087)           28,369            24,587
                                                                      ---------         ---------         ---------

Other comprehensive (loss) income - currency
        translation adjustment .................................         (5,925)           (2,396)            1,682
                                                                      ---------         ---------         ---------
Comprehensive (loss) income ....................................      $ (64,012)        $  25,973         $  26,269
                                                                      =========         =========         =========

NET (LOSS) INCOME PER COMMON SHARE:

   Basic .......................................................      $   (3.52)        $    1.69         $    1.52
                                                                      =========         =========         =========
   Diluted .....................................................      $   (3.52)        $    1.65         $    1.48
                                                                      =========         =========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING:

   Basic .......................................................         16,515            16,789            16,135
                                                                      =========         =========         =========
   Diluted .....................................................         16,515            19,179            16,647
                                                                      =========         =========         =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        ACCUMULATED
                                                                                                          COMPRE-
                                                                            ADDITIONAL                    HENSIVE
                                            COMMON STOCK        TREASURY     PAID-IN      RETAINED        INCOME/
                                         SHARES      AMOUNT       STOCK      CAPITAL      EARNINGS        (LOSS)         TOTAL
                                         ------      ------       -----      -------      --------        ------         -----
BALANCE, SEPTEMBER 30, 1997 ......    15,952,083      $160      $    --     $ 84,984      $ 18,025       $    --       $103,169
Common stock issued upon exercise
  of options .....................       426,315         4           --        1,633            --            --          1,637
Tax benefit from stock options ...            --        --           --        4,100            --            --          4,100
Common stock issued in
  private placements .............        44,840        --           --        1,257            --            --          1,257
Other comprehensive income,
  translation adjustment .........            --        --           --           --            --         1,682          1,682
Net income .......................            --        --           --           --        24,587            --         24,587
                                      ----------      ----      -------     --------      --------       -------       --------
BALANCE, SEPTEMBER 30, 1998 ......    16,423,238       164           --       91,974        42,612         1,682        136,432
Common stock issued upon exercise
  of options .....................       332,922         3           --        3,835            --            --          3,838
Tax benefit from stock options ...            --        --           --        2,450            --            --          2,450
Common stock issued in conjunction
  with purchase of businesses ....       172,925         2           --        4,296            --            --          4,298
Other comprehensive loss,
  translation adjustment .........            --        --           --           --            --        (2,396)        (2,396)
Net income .......................            --        --           --           --        28,369            --         28,369
                                      ----------      ----      -------     --------      --------       -------       --------
BALANCE, SEPTEMBER 30, 1999 ......    16,929,085       169           --      102,555        70,981          (714)       172,991
Common stock issued upon exercise
  of options .....................        20,918         1           --          129            --            --            130
Tax benefit from stock options ...            --        --           --           19            --            --             19
Common stock issued through
  employee stock purchase plan ...        14,026        --           --          110            --            --            110
Repurchase of common stock
  for treasury ...................            --        --       (6,520)          --            --            --         (6,520)
Other comprehensive loss, currency
  translation adjustment .........            --        --           --           --            --        (5,925)        (5,925)
Net loss .........................            --        --           --           --       (58,087)           --        (58,087)
                                      ----------      ----      -------     --------      --------       -------       --------
BALANCE, SEPTEMBER 30, 2000 ......    16,964,029      $170      $(6,520)    $102,813      $ 12,894       $(6,639)      $102,718
                                      ==========      ====      =======     ========      ========       =======       ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                   2000             1999            1998
                                                                   ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ......................................        $(58,087)        $ 28,369         $ 24,587
Adjustments to reconcile net (loss) income to
   net cash (used in) provided by operating activities:
  Deferred income taxes ................................          (9,227)             159           (1,090)
  Non cash restructuring and special charges ...........          58,988
  Depreciation and amortization ........................          25,111           22,946           11,839
  Gain on sale of property and equipment ...............            (176)              --               --
  Tax benefit from stock options .......................              19            2,450            4,100
  Undistributed earnings to minority
    shareholders .......................................             298            1,930              189
  Change in assets and liabilities, net of
   businesses acquired:
    Accounts receivable ................................          10,920           (8,065)         (12,937)
    Estimated income tax receivable ....................         (14,000)              --               --
    Inventories ........................................            (561)          (9,067)         (14,406)
    Prepaid royalties ..................................          (7,771)          (3,725)            (120)
    Prepaid expenses and other assets ..................          (3,531)          (2,157)          (1,233)
    Accounts payable ...................................          (2,757)           6,731             (373)
    Accrued royalties ..................................          (3,502)           2,931            4,106
    Accrued expenses and other .........................          (5,245)           5,418            2,994
                                                                --------         --------         --------
     Net cash (used in) provided by operating activities          (9,521)          47,920           17,656
                                                                --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..................         (17,362)         (26,693)         (21,687)
  Proceeds from sale of equipment ......................           1,963              155              383
  Acquisition of businesses less cash acquired
   and other intangibles ...............................          (3,063)          (4,738)         (55,885)
 Collections (issuance) on notes receivable ............           1,080            1,043              (15)
                                                                --------         --------         --------
   Net cash (used in) investing activities .............         (17,382)         (30,233)         (77,204)
                                                                --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit .........................              --               --            9,600
  Payments on line of credit ...........................              --               --           (9,600)
  Net proceeds from issuance of
   common stock upon exercise of stock options .........             130            3,838            1,637
  Net proceeds from issuance of
   common stock through employee stock purchase plan ...             110               --               --
  Repurchase of common stock for treasury ..............          (6,520)              --               --
  Issuance of convertible subordinated notes, net of
   offering expenses ...................................              --               --           96,500
  Payments on long-term debt, net ......................          (2,015)         (24,143)          (7,096)
                                                                --------         --------         --------
   Net cash (used in) provided by financing activities .          (8,295)         (20,305)          91,041
                                                                --------         --------         --------

  Effect of exchange rate changes on
    cash and cash equivalents ..........................            (567)             274               56
                                                                --------         --------         --------

  Net change in cash and cash equivalents ..............         (35,765)          (2,344)          31,549
  Cash and cash equivalents, beginning of year .........          58,523           60,867           29,318
                                                                --------         --------         --------
  Cash and cash equivalents, end of year ...............        $ 22,758         $ 58,523         $ 60,867
                                                                ========         ========         ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2000, 1999 AND 1998

(1)    THE COMPANY

OPERATIONS

Action Performance Companies, Inc., an Arizona corporation, and its U.S., German, Australian and United Kingdom subsidiaries (the "Company") designs and markets licensed motorsports products, including die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. The Company also develops promotional programs for sponsors of motorsports that feature the Company's die-cast replicas or other products that are intended to increase brand awareness of the products or services of the corporate sponsors.

The Company markets its products to approximately 10,000 specialty retailers throughout the world either directly or through its wholesale and dealer distributor network; to motorsports enthusiasts through its Racing Collectables Club of America; and through mobile trackside souvenir stores, and promotional programs for corporate sponsors.

In fiscal year 2000, the Company has experienced a significant decline in the sale of its motorsports products and other factors that have negatively impacted revenues, operating results, cashflows and liquidity. In response to these conditions, the Company has undertaken several restructuring initiatives including a reduction in employees and cost savings initiatives, sales and the winding down of certain operations and has recorded impairments to the carrying value of certain assets (See Note 3).

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

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable and collectability is probable. Generally, all of these conditions are met at the time the Company ships products to customers. Customer deposits received in advance of delivery are deferred and recognized when the related product is shipped.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory values, depreciation, amortization, prepaid royalty allowances, sales returns, taxes and contingencies. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Except for the Convertible Subordinated Notes, the carrying amounts of long-term debt approximate fair value based on current market prices for similar debt instruments. The fair value of the Company's Convertible Subordinated Notes on September 30, 2000 and 1999 was approximately $26.5 million and $65.0 million, respectively, based on current market information. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

FOREIGN CURRENCY TRANSLATION

Financial information relating to the Company's foreign subsidiaries is reported in accordance with FAS No. 52 "Foreign Currency Translation." The financial statements of non-U.S. subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated at exchange rates in effect as of each balance sheet date, and related revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are recorded directly as a component of shareholder's equity.

CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of commercial paper.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value. Inventories consist of the following at September 30, 2000 and 1999 (in thousands):

                                                                       2000               1999
                                                                       ----               ----
Raw Materials (apparel blank stock) .....................            $ 4,595            $ 2,370
Work in Process (apparel in process) ....................                 --                 --
Finished Goods (diecast collectibles and finished apparel             27,422             42,940
                                                                     -------            -------
                                                                     $32,017            $45,310
                                                                     =======            =======

Diecast collectible inventory includes the cost of purchased product and freight-in. Apparel and other inventory costs includes the cost of purchased product.

The Company depends upon third parties to manufacture all of its diecast collectible and most of its apparel and other products. Most significantly, the Company relies upon one manufacturer to produce approximately 80% of its diecast collectible product. Any difficulty experienced by this manufacturer in it's ability to produce and deliver the Company's diecast collectible product could have an adverse effect on the Company's results of operations.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from one to thirty years. Depreciation of tooling and molds is included in cost of sales, all other depreciation is included in selling, general and administration.

Property and equipment consist of the following at September 30, 2000 and 1999 (in thousands):

                                                                                                  Estimated
                                                                                                    Useful
                                                         2000                  1999                  Life
                                                         ----                  ----                  ----
         Land ............................            $   1,650             $   1,650
         Building ........................                5,686                 3,111              30 years
         Tooling and molds ...............               74,421                63,745             1-3 years
         Furniture, fixtures and equipment               22,678                22,508             3-5 years
         Autos and truck .................                5,266                 3,927               5 years
         Leasehold improvements ..........                3,010                 4,534              10 years
                                                      ---------             ---------
                                                        112,711                99,475
         Less - accumulated depreciation .              (64,507)              (43,313)
                                                      ---------             ---------
                                                      $  48,204             $  56,162
                                                      =========             =========

During fiscal 2000, the Company revised its estimate of the useful lives of certain tooling equipment from 5 and 2 years to 3 and 1.5 years respectively. The revision was based on current information pertaining to the remaining economic useful lives of these assets, taking into consideration factors such as changes in the timing of the introduction of auto body design changes by the major U.S. automobile manufactures and the increased rate at which tooling equipment is being used in the manufacturing process. As a result of this change in accounting estimate an additional depreciation charge of approximately $6.6 million (See Note 3) was recorded in fiscal 2000. This change in estimate is accounted for in the period of change as well as in future applicable periods.

Maintenance and repairs of approximately $771,000, $738,000, and $697,000 for the years ended September 30, 2000, 1999 and 1998, respectively, were charged to expense as incurred. The cost of renewals and betterments that materially extend the useful lives of assets or increase their productivity are capitalized.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations and is amortized using the straight-line method over periods ranging from seven to twenty-five years which represents the Company's estimate of the estimated economic lives of the assets. Other intangibles, which consist of licenses and sponsorships, are amortized using the straight-line method over their contractual lives, which range from three to fifteen years. Amortization expense of $16.8 million, including special charges of approximately $9.5 million (see Note 3) $6.8 million, and $4.4 million is included in the accompanying financial statements for the years ended September 30, 2000, 1999 and 1998 respectively. The following table sets forth the components of goodwill and other intangibles as of September 30, 2000 and 1999 (in thousands).

           Amortization
           Period (Years)                             2000                 1999
           --------------                             ----                 ----
             3-5 .....................            $   3,190             $   3,882
            6-10 .....................               13,899                20,610
           11-15 .....................               15,922                12,294
           16-25 .....................               80,008                87,344
                                                  ---------             ---------
                                                    113,019               124,130
         Less accumulated amortization              (18,125)              (12,496)
                                                  ---------             ---------
                                                  $  94,894             $ 111,634
                                                  =========             =========

LICENSE AGREEMENTS

Amounts advanced under various licensing agreements are recorded as prepaid royalties at the time the advance is made. Royalties are recognized as expense at the contractually stated royalty rate as the related sales are made.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates long-lived assets and certain identifiable intangible assets to be held and used in operations for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Determination of recoverability is based on the sum of the expected long-term undiscounted cash flows compared to the carrying amount of the long-lived assets being evaluated. In 2000, $9.5 million of impairments were recorded. These impairments primarily relate to a $7.6 million charge for the goracing.com restructuring and a $1.9 million charge relating to the Simpson product line. (See also Note 3)

TREASURY STOCK

On December 17, 1999, the Board of Directors authorized the repurchase of up to $40.0 million of common stock in the open market or privately negotiated transactions. The initial term of the repurchase program was one year. Through September 30, 2000, 592,000 shares at a cost of $6.5 million have been repurchased. Through December 1, 2000 an additional 180,000 shares at a cost of $542,000 have been repurchased.

SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions for the years ended September 30, 2000, 1999, and 1998 are as follows (in thousands):

                                                                         2000           1999           1998
                                                                         ----           ----           ----
Supplemental disclosures:
  Interest paid ..............................................        $ 6,276        $ 4,279        $ 4,690
  Income taxes paid ..........................................          2,332         12,052         10,600

Non-cash transactions:
  Common stock issued in acquisitions ........................             --          4,298             --
  Debt and liabilities incurred or
    assumed in acquisitions ..................................            833          3,999         29,002
  Acquisition of property and equipment
    under notes payable and
    capital leases ...........................................             --          1,078          2,961

  Common stock issued in connection
    with licensing and sponsorship
    agreements ...............................................             --             --          1,257

  Notes receivable issued in settlement of accounts receivable          1,043             --             --

NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding using the treasury stock method, except when common share equivalents have an anti-dilutive effect. The Company's convertible subordinated Notes (see Note 5) were antidilutive for the fiscal years ended September 30, 2000 and 1998. The calculation of diluted net (loss) income per common share for the years ended September 30, 2000, 1999 and 1998 is as follows (in thousands, except per share data):

                                                                              2000             1999            1998
                                                                              ----             ----            ----
Shares:
Weighted average number of common
  shares outstanding .............................................          16,515           16,789          16,135

Additional shares assuming conversion of:
  Stock options ..................................................              --              315             512
  Convertible subordinated notes payable .........................              --            2,075              --
                                                                          --------         --------        --------

Diluted weighted average shares
  outstanding ....................................................          16,515           19,179          16,647
                                                                          ========         ========        ========

Net (loss) income ................................................        $(58,087)        $ 28,369        $ 24,587
  Interest, net of tax, on convertible subordinated notes payable               --            3,216              --
                                                                          --------         --------        --------

Net (loss) income attributable to diluted
 weighted average shares outstanding .............................        $(58,087)        $ 31,585        $ 24,587
                                                                          ========         ========        ========

Diluted (loss) earnings per share ................................        $  (3.52)        $   1.65        $   1.48
                                                                          ========         ========        ========

The diluted share base for the year ended September 30, 2000 excludes incremental shares of 142,000 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during 2000.

LEASES

In fiscal year 2000, the Company entered into several arrangements to sublease its facilities and equipment to others under non-cancellable operating leases. Lease revenue received and earned from these subleases approximate lease rent incurred on the applicable original leases for the year ended September 30, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has implemented the applicable provisions of SAB 101. The impact of adopting the provisions of SAB 101 was not material to the accompanying financial statements.

In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs (Issue 00-10). Issue 00-10, requires that all amounts billed to customers related to shipping and handling should be classified as revenues. In addition, Issue 00-10, specifies that the classification of shipping and handling cost is an accounting policy decision that should be disclosed pursuant to APB 22, Disclosure of Accounting Policies. A company may adopt a policy of including shipping and handling costs in cost of sales. If shipping and handling costs are not included in costs of sales, a company should disclose both the amount of such cost and the line item in the statement of operations which includes those costs. Issue 00-10 will be effective for the Company no later than the fourth quarter of the fiscal year ending September 30, 2001. The Company has yet to quantify the impact of adopting Issue 00-10 on Net Sales and on Cost of Sales for 2000, 1999 and 1998.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in the Company's contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of operations and require that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," shall be effective for all fiscal quarters of the Company's September 30, 2001 fiscal year. SFAS No. 133 cannot be applied retroactively. The Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

(3)    RESTRUCTURING AND OTHER CHARGES

As noted in Note 1, during fiscal year 2000 the Company experienced a significant downturn in its core business and other factors, which adversely impacted the Company and its operations. In response to these conditions the Company has undertaken several restructuring and other cost cutting measures as described below.

In fiscal 2000, the Company recorded charges of approximately $17.5 million arising from its decision to abandon its internet strategy, relating to goracing.com. The charges include provision for the write-off of goodwill, endorsements, sponsorship commitments, employee severance and termination costs, and the withdrawal of the initial public offering of goracing.com.

In addition to the goracing.com charge, the Company recorded other charges totaling approximately $47.3 million in fiscal 2000. These charges are comprised of $13.3 million related to inventories due, in part, to anticipated sponsorships, driver and marketing programs which did not materialize as anticipated; $6.1 million of additional receivable reserves provided based on revised estimates of the collectibility of certain customer account balances; a $3.0 million provision for vendor discounts which were anticipated but not received due to lower than anticipated volumes; tooling write-downs and amortization of $8.5 million arising from a change in the estimated useful lives of tooling equipment and the write off of obsolete items; write downs of prepaid royalties and sponsorship fees of $7.8 million, reflecting, in part, the Company's decision to concentrate future production on core drivers and core programs; and approximately $8.6 million in other asset impairments.

The charges discussed above are reflected in the accompanying statement of operations for the year ended September 30, 2000 as follows:


                                                                                  Inclusion in accompanying
                                                                 Amount            Statement of Operations
                                                                 ------            -----------------------
                                                             (in millions)
   Non-cash charges:

     Goracing.com related
         Accounts receivable and prepaids..............        $   1.5         Selling general and administrative
         Initial public offering withdrawal............            2.3         Selling general and administrative
         Other.........................................            0.3         Selling general and administrative
         Goodwill and intangibles......................            7.6         Amortization of goodwill and other intangibles
                                                               -------
                                                                  11.7
                                                               -------
     Other charges
         Inventory write-downs.........................           13.3         Cost of sales
         Vendor discounts..............................            3.0         Cost of sales
         Tooling write-down............................            1.9         Cost of sales
         Tooling amortization..........................            6.6         Cost of sales
         Prepaid royalty and sponsorship fees..........            7.8         Cost of sales
         Accounts receivable...........................            6.1         Selling general and administrative
         Other assets...............................               4.3         Selling general and administrative
         Goodwill and intangible impairments...........            1.9         Amortization of goodwill and other intangibles
         Other.........................................            0.4         Other income and other, net
         Equity investments............................            2.0         Other income and other, net
                                                               -------
                                                                  47.3
                                                               -------
   Cash charges:

     Goracing.com related
         Professional fees.............................            0.8         Selling general and administrative
         Employee severance and termination costs......            0.7         Selling general and administrative
         Endorsements and sponsorships.................            4.3         Selling general and administrative
                                                               -------
                                                                   5.8
                                                               -------
                                                               $  64.8
                                                               =======

Accrued amounts on the accompanying balance sheets at September 30, 2000 are as follows:

                                                  Initial            Payments          Remaining
                                                  Accrual            to date           Accrual
                                                  -------            -------           -------
Employee severance charges ................        $0.7               $0.6               $0.1
Professional fees .........................         0.8                0.7                0.1
Endorsements and sponsorships .............         4.3                3.8                0.5
                                                   ----               ----               ----
                                                   $5.8               $5.1               $0.7
                                                   ====               ====               ====

(4)    ACQUISITIONS AND LICENSING AGREEMENTS

         From fiscal 1996 through fiscal 1999 the Company was party to several acquisitions as described below. These acquisitions, except for Intellectual Properties Group, Inc., were accounted for as purchases, represent an aggregate base purchase price, including assumed liabilities, of approximately $151.8 million. The Company also recorded goodwill of approximately $124.1 million in connection with these acquisitions.

               ACQUISITIONS                        DATE                               BUSINESS
               ------------                        ----                               --------
Sports Image, Inc.                            November 1996      Markets and distributes licensed motorsports
                                                                 apparel and souvenirs; trackside sales; Dale
                                                                 Earnhardt fan club

Motorsport Traditions Limited Partnership     January 1997       Markets and distributes licensed motorsports
 and Creative Marketing and Promotions,                          apparel and souvenirs; trackside sales
 Inc.

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

Richard Childress Racing Enterprises, Inc.    October 1997       10 year licensing agreement with motorsports
                                                                 licensor

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

Goodsports Holdings Pty Ltd.                  January 1999       Markets and distributes licensed Formula One
                                                                 apparel and related products




ACQUISITION OF FANTASY SPORTS ENTERPRISES, INC. IN FISCAL 2000

On October 15, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Fantasy Sports Enterprises, Inc. ("Fantasy Sports") for approximately $3.5 million in cash. Fantasy Sports operates Fantasy Cup Auto Racing through its Web site at www.fantasycup.com. In connection with the acquisition, the Company recorded goodwill of approximately $4.0 million, to be amortized straight-line over a 15 year life. This transaction was accounted for as a purchase. On November 16, 2000, Fantasy Sports was sold to Leisure Holdings LTD. for an aggregate sale price of $4.2 million. This transaction resulted in net proceeds to the Company of approximately $4.0 million, which approximated Fantasy Sports' recorded book value of net assets.

UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS DATA

The following unaudited pro forma combined statements of operations data for the years ended September 30, 2000 and 1999 present the results of operations of the Company as if the acquisitions of Fantasy Sports had occurred as of October 1, 1998. Pro forma results are as follows (in thousands, except per share data):

                                                                     2000             1999
                                                                     ----             ----
         Revenue ........................................        $ 254,801         $ 345,048
         Net (loss) income attributable to diluted shares
          outstanding ...................................          (58,070)           32,004

         Net (loss) income per common share, diluted ....        $   (3.52)        $    1.66

(5)      FINANCING ACTIVITIES

Long-term debt at September 30, 2000 and 1999 consists of the following (in thousands):

                                                                  2000             1999
                                                                  ----             ----
4-3/4% Convertible Subordinated Notes due 2005 .......        $ 100,000         $ 100,000

Unsecured acquisition notes payable, interest ranging
from 6% to 8% ........................................            7,617             7,250

Notes payable, interest ranging from 7.9% to 8.5%,
secured by property and equipment ....................            2,215             4,489

Obligations under capital leases of vehicles and
equipment, interest from 8.0% to 9.5%, payable monthly               11               182
                                                              ---------         ---------

Total ................................................          109,843           111,921

Less:  current portion ...............................           (1,503)           (2,713)
                                                              ---------         ---------
                                                              $ 108,340         $ 109,208
                                                              =========         =========

CONVERTIBLE SUBORDINATED NOTES

On March 24, 1998, the Company sold $100.0 million of the Notes. The Notes are convertible, at the option of the holders, into shares of Common Stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. The Notes are generally unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined in the Notes. The Indenture governing the Notes does not limit or prohibit the incurrence of additional indebtedness, including senior indebtedness, by the Company or its subsidiaries. The Company, at its option, may redeem the Notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the Indenture governing the Notes. Upon the occurrence of a "change in control" or a "termination of trading," as defined in the Indenture, the holders of the Notes will have the right to require the Company to repurchase all or any part of such holders' Notes at 100% of their principal amount, plus accrued and unpaid interest. The net proceeds to the Company from this offering were approximately $96.5 million, after deducting offering expenses and the Initial Purchasers' discount of 3.0%. The offering expenses and Initial Purchasers discount are included in other assets in the accompanying financial statements and are being amortized into interest expense using the effective interest rate method.

CREDIT FACILITY

On September 29 2000, the Company entered into a Loan and Security Agreement (the "Agreement") with a subsidiary of Bank One (Bank One), providing for borrowings up to $30.0 million subject to the limitation of a calculated borrowing base. The loan agreement replaced the Company's previous credit agreement with First Union National Bank of North Carolina. The Bank One credit facility consists of a $30.0 million revolving line of credit, which includes up to $15.0 million of stand by letters of credit. The line of credit bears interest at the Bank One corporate base plus 0.50 percent or LIBOR plus 2.5 percent. A commitment fee of 0.5% of the average unused line of credit and 1.75
- 2.5% of the average unused letters of credit is payable annually on the credit facility. The credit facility matures December 2002. The Company had outstanding purchase commitments of approximately $4.6 and $6.0 under letter of credit/bankers acceptance facility as of September 30, 2000 and 1999 respectively. The Agreement is secured principally by inventory, receivables and equipment and restricts the payment of dividends. The agreement contains covenants, which require the Company to meet certain financial tests principally related to tangible net worth and EBITDA. As a result of the fourth quarter loss, the Company was in violation of these covenants. The Company has received a waiver of these covenant violations and the Agreement has been amended to reduce the certain assets available to be included in the calculated borrowing base by $5,000,000. As a result of this reduction and the Company's intention of reducing outstanding receivables, the Company believes that the calculated borrowing base will generally be less than $30.0 million.

FUTURE MATURITIES OF LONG-TERM DEBT

Aggregate future maturities of long-term debt are as follows (in thousands):

               Year Ending
               September 30,
               -------------
                  2001 .......      $  1,503
                  2002 .......         1,562
                  2003 .......         1,254
                  2004 .......         1,119
                  2005 .......       100,965
                  Thereafter..         3,440
                                    --------
                    Total           $109,843
                                    ========

(6)      SHAREHOLDERS' EQUITY

ISSUANCE OF STOCK IN PRIVATE PLACEMENTS AND LICENSING AGREEMENTS

In October 1997, the Company issued 34,940 shares of Common Stock valued at $28.62 per share to Richard Childress Racing, Inc. (See Note 3). In February 1998, the Company issued 9,900 shares of Common Stock valued at $26.00 per share in connection with a race car sponsorship.

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

A summary of the status of the Company's stock option plans at September 30, 2000, 1999, and 1998 and for the years then ended is presented in the table below:

                                      2000                              1999                            1998
                           --------------------------       --------------------------       -------------------------
                                               Wtd                              Wtd                             Wtd
                              Number           Avg             Number           Avg            Number           Avg
                                of           Exercise            of           Exercise           of           Exercise
                              Shares          Price            Shares           Price          Shares           Price
                              ------          -----            ------           -----          ------           -----
Outstanding at
  beginning of year ...       996,387         $21.52           930,811         $14.61         1,032,710         $ 6.58
Granted ...............       491,500           8.94           419,500          28.50           503,500          27.92
Exercised .............       (20,918)          6.16          (332,924)         11.53          (425,990)          4.01
Canceled ..............      (187,194)         27.48           (21,000)         26.64          (179,409)         30.63
                           ----------         ------        ----------         ------        ----------         ------
Outstanding at
  end of year .........     1,279,775          16.27           996,387          21.23           930,811          14.61
                           ==========         ======        ==========         ======        ==========         ======

Options exercisable
  at end of year ......       659,323          17.47           460,668          14.88           563,058           9.79
                           ==========         ======        ==========         ======        ==========         ======
 Options available
   for grant .........      1,020,038                          174,360                          572,860

 Weighted average
    fair value of
    options granted ..     $     7.43                         $  13.93                         $  11.74

Options outstanding and exercisable by price range as of September 30, 2000 are as follows:


                                          Options Outstanding                    Options Exercisable
                                ----------------------------------------       ------------------------
                                                 Weighted
                                                  Average       Weighted                        Weighted
                                                 Remaining       Average                         Average
      Range of                    Options       Contractual     Exercise          Options       Exercise
   Exercise Prices              Outstanding        Life           Price         Exercisable       Price
   ---------------              -----------        ----           -----         -----------       -----
   $1.25 - $11.06                 653,627           1.9         $   7.71          258,627        $  6.61
   11.07 - 25.81                  198,985           4.2            19.14          166,649          18.92
   25.82 - 29.50                  328,163           6.7            26.31          176,985          26.36
   29.51 - 36.88                   99,000           7.9            33.74           57,062          34.90
                                ---------                                        --------
   1.25 - 36.88                 1,279,775           5.8            16.27          659,323          17.47
                                =========                                        ========

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's Common Stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes in fiscal 1997. For SFAS No. 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                           2000        1999        1998
                                                                           ----        ----        ----
    Volatility ......................................................     112.64%       7.12%      54.71%
    Risk-free interest rate .........................................       5.25        5.75        6.34
    Dividend rate....................................................        0.0%        0.0%        0.0%
    Expected life of options.........................................    6 years     3 years     3 years

Options generally vest equally over three years. Had compensation costs been determined consistent with SFAS No. 123, utilizing the assumptions detailed above and amortizing the resulting fair value of stock options granted over the respective vesting period of the options, the Company's net (loss) income and per share amounts would have been the following pro forma amounts:


                                                                        2000         1999          1998
                                                                        ----         ----          ----
  Net (loss) Income:
    As Reported .....................................................  $(58,087)   $ 28,369      $ 24,587
    Pro Forma .......................................................  $(60,597)   $ 25,056      $ 22,460
  Basic EPS:
    As Reported .....................................................  $  (3.52)   $   1.69      $   1.52
    Pro Forma .......................................................  $  (3.67)   $   1.49      $   1.39
  Diluted EPS:
    As Reported .....................................................  $  (3.52)   $   1.65      $   1.48
    Pro Forma .......................................................  $  (3.67)   $   1.47      $   1.35

(7)    PENSION PLAN AND OTHER EMPLOYEE BENEFIT PLANS

In October 1994, the Company established a defined contribution plan that qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The plan is available to substantially all domestic employees. Under the plan, participating employees may defer from 1% to 15% of their pre-tax compensation. The Company contributes fifty cents for each dollar contributed by the employee, with a maximum contribution of 2% of the employee's defined compensation. In addition, the plan provides for an annual employer profit sharing contribution in such amounts as the Board of Directors may determine. The Company expensed approximately $191,000, $206,000 and $141,000 under the plan for the years ended September 30, 2000, 1999 and 1998, respectively.

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

The Purchase Plan commenced on August 1, 1999. As of September 30, 2000 and 1999, employee withholdings were approximately $43,000 and $24,000, with share purchases to be made on a semi-annual basis.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. A valuation allowance of approximately, 5.0 million has been recorded for net operating losses generated by the Company's U.K. subsidiary, for state net operating losses and for deferred tax assets related to reserves as of September 30, 2000.

The Company has capital loss carryforwards of $1,033,000 which will expire on September 30, 2005.

The (benefit) provision for income taxes consists of the following for the years ended September 30 (in thousands):

                                                 2000             1999             1998
                                                 ----             ----             ----
Current:
    Federal ...........................        $(15,765)        $ 14,877        $ 15,300
    State .............................              --              849           2,181
    Foreign ...........................             400            2,641              --
                                               --------         --------        --------
                                                (15,365)          18,367          17,481
Deferred income tax (benefit) provision          (9,227)             159          (1,090)
                                               --------         --------        --------
(Benefit) provision for income taxes ..        $(24,592)        $ 18,526        $ 16,391
                                               ========         ========        ========

Reconciliation of the federal income tax rate to the Company's effective rate for the years ended September 30 are as follows:

                                             2000            1999           1998
                                             ----            ----           ----
Statutory federal rate ............         (35.0)%          35.0%          35.0%
State taxes, net of federal benefit          (2.0)            2.0            4.0
Foreign ...........................            --             2.0             --
Other non deductible expense ......           2.0             0.5            1.0
Valuation allowance ...............           5.0              --             --
                                           ------          ------         ------
                                            (30.0)%          39.5%          40.0%
                                           ======          ======         ======

The components of deferred taxes are as follows at September 30 (in thousands):

                                                       2000            1999
                                                       ----            ----
CURRENT DEFERRED TAX ASSETS (LIABILITIES):
  Inventory cost capitalization ............        $   869         $   665
  Reserves and accruals ....................          8,752           2,243
  Valuation allowance ......................         (3,716)           (493)
                                                    -------         -------
                                                      5,905           2,415
                                                    -------         -------
LONG-TERM DEFERRED TAX ASSETS (LIABILITIES):
  Deferred compensation ....................            220              25
  Intangible asset capitalization ..........          2,183              --
  Capital loss carryforward ................            752              --
             State net operating losses ....          1,102              --
             Foreign net operating losses ..          2,583             493
             Accelerated tax depreciation ..         (1,248)         (3,212)
             Accelerated tax amortization ..         (2,817)         (1,620)
             Reserves and accruals .........           (457)             --
  Valuation allowance ......................           (895)             --
                                                    -------         -------
                                                      1,423          (4,314)
                                                    -------         -------

Net deferred tax asset/(liability) .........        $ 7,328         $(1,899)
                                                    =======         =======

The accompanying balance sheets as of September 30, 2000 include an income tax receivable of $14.0 million representing estimated tax refunds available from carrying back the current year loss to prior years in which the Company had taxable income.

(9)    SEGMENT REPORTING

The Company has two reportable segments based on geographic points of distribution: Domestic and Foreign. The Company's reportable segments are based on operating divisions operating geographically within the continental United States as "Domestic" and abroad as "Foreign." The Company evaluates performance and allocates resources based on segment profits (losses). The accounting policies of the reportable segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." Segment profits are comprised of segment net revenues less cost of goods sold and selling, general and administrative expenses. Excluded from segment profits, however, are settlement costs, interest income and interest expense. Financial information for the Company's reportable segments is as follows:

                                                                                       Domestic           Foreign            Total
                                                                                       --------           -------            -----
FISCAL YEAR ENDED SEPTEMBER 30, 2000 (IN THOUSANDS)
  Collectibles ................................................................        $ 129,371         $  19,661        $ 149,032
  Apparel and souvenirs .......................................................           89,831             9,491           99,322
  Other .......................................................................            6,014               325            6,339
                                                                                       ---------         ---------        ---------
    Total segment revenue .....................................................          225,216            29,477          254,693
    Segment losses ............................................................          (72,888)           (2,804)         (75,692)
    Depreciation and amortization included
      in segment losses (Includes restructuring charges, see Note 3) ..........           40,215             2,896           43,111
    Total Assets ..............................................................          216,572            39,345          255,917

                                                                                        Domestic          Foreign            Total
                                                                                        --------          -------            -----
FISCAL YEAR ENDED SEPTEMBER 30, 1999 (IN THOUSANDS)
  Collectibles ................................................................        $ 185,147         $  29,282        $ 214,429
  Apparel and souvenirs .......................................................          113,606             6,316          119,922
  Other .......................................................................            7,669               425            8,094
                                                                                       ---------         ---------        ---------
    Total segment revenue .....................................................          306,422            36,023          342,445
    Segment profits ...........................................................           50,657             6,166           56,823
    Depreciation and amortization included
      in segment profits ......................................................           19,243             3,703           22,946
    Total Assets ..............................................................          296,849            43,212          340,061

FISCAL YEAR ENDED SEPTEMBER 30, 1998  (IN THOUSANDS)
  Collectibles ................................................................        $ 140,445         $   1,581        $ 142,026
  Apparel and souvenirs .......................................................          106,712                --          106,712
  Other .......................................................................            3,139                --            3,139
                                                                                       ---------         ---------        ---------
    Total segment revenue .....................................................          250,296             1,581          251,877
    Segment profits ...........................................................           44,772               290           45,062
    Depreciation and amortization included
      in segment profits ......................................................           11,688               151           11,839
    Total Assets ..............................................................          269,596            36,338          305,934

Reconciliation of segment profits (losses) to consolidated income (loss) before taxes, is as follows: (in thousands)

                                                                                            2000              1999             1998
                                                                                            ----              ----             ----
FISCAL YEAR ENDED SEPTEMBER 30,
  Segment (losses) profits ....................................................        $ (75,692)        $  56,823        $  45,062
  Settlement costs ............................................................               --             3,600              950
 Total other expense, net .....................................................           (6,987)           (6,328)          (3,134)
                                                                                       ---------         ---------        ---------
  Consolidated (loss) income before taxes .....................................        $ (82,679)        $  46,895        $  40,978
                                                                                       =========         =========        =========



(10)   LEGAL SETTLEMENTS

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

On March 4, 1997, two class action lawsuits were filed against the Company and approximately 28 other defendants in the United States District Court for the Northern District of Georgia. The lawsuits allege that the defendants engaged in price fixing and other anti-competitive activities in violation of federal anti-trust laws. The alleged class of plaintiffs consists of all purchasers of souvenirs or merchandise from licensed vendors at any NASCAR Winston Cup race or supporting event during the period commencing January 1, 1991. The Company was named as defendant based upon actions alleged to have been taken by Sports Image, Robert Yates Promotions, Inc., and Creative Marketing & Promotions, Inc. prior to the acquisitions of those entities. The actions were subsequently consolidated by order of the court. The caption of the consolidated action is "In re Motorsports Merchandise Antitrust Litigation" and the files are maintained under Master File No. 1-97-CV-0569-CC. The plaintiffs requested injunctive relief and monetary damages of three times an unspecified amount of damages that the plaintiffs claim to have actually suffered. In order to avoid further expense and the distraction of Company management that protracted litigation might create, on September 30, 1999, the Company and the plaintiffs entered into a memorandum of understanding with respect to the settlement of this lawsuit. In connection with the settlement, the Company recorded a non-recurring pretax charge of $3.6 million during the fourth quarter of fiscal 1999 to reflect the financial terms of the settlement, as well as legal and other expenses related to the lawsuit and settlement. During September 2000, the court approved a settlement between the plaintiffs and the Company. The principle financial terms of the settlement require the Company to pay approximately $1.9 million in cash and approximately $1.1 million in coupons in consideration of the dismissal and release with prejudice of our company and affiliates. The Company paid the cash portion of the settlement during June 2000. Race fans may redeem the $1.1 million in coupons in connection with the purchase of products at the Company's trackside stores over the course of the 2001 and 2002 NASCAR race seasons. In the event the entire $1.1 million is not redeemed by the end of the 2002 season, 25% of the balance will be paid in cash to a charity of the settlement parties' choice, which will satisfy the Company's obligations in full.

(11)   COMMITMENTS AND CONTINGENCIES

The Company leases certain equipment and office space under noncancellable operating leases. Rent expense related to these lease agreements totaled approximately $5.7 million, $4.8 million, and $3.1 million for the fiscal years ended September 30, 2000, 1999, and 1998 respectively.

Future lease receipts and payments under noncancellable operating leases and subleases are as follows (in thousands):

                            Year Ending                            Lease       Sublease
                            September 30,                        Payments      Receipts
                            -------------                        --------      --------
                               2001...........................   $ 3,590        $2,482
                               2002...........................     3,173         2,070
                               2003...........................     2,700           368
                               2004...........................     2,191           334
                               2005...........................     2,003           111
                               Thereafter.....................    14,081             0
                                                                 -------        ------
                               Total                             $27,738        $5,365

Certain of the Company's licensing agreements require the Company to make minimum annual guaranteed royalty payments through the term of the agreements. To date, the Company has recovered such minimum annual guaranteed royalty payments through normal product sales. Royalties paid in connection with these licensing agreements, including guaranteed minimums, were approximately $48.4 million $49.7 million and $28.4 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. The Company expects that future amounts payable under these licensing agreements will approximate historical amounts. There can be no assurance, that the Company will generate sufficient product sales in the future to recover minimum royalty payments.

Future minimum annual guaranteed royalty payments under various licensing contracts are as follows (in thousands):

                            Year Ending
                            September 30,
                            -------------
                               2001...........................   $15,440
                               2002...........................    12,856
                               2003...........................    11,393
                               2004...........................    11,446
                               2005...........................    11,087
                               Thereafter.....................    12,915
                                                                 -------
                               Total                             $75,137
                                                                 =======

The Company has entered into contractual agreements providing severance benefits to certain key employees in the event of a potential change of Company ownership or termination of employment. Commitments under these arrangements totaled approximately $1.8 million at September 30, 2000.

The Company is subject to certain other asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On January 11, 1999, the Company acquired all of the outstanding stock of Goodsports Holding Pty. LTD., an Australian-based marketer of Formula One, related apparel and other merchandise. The consideration paid by the Company consisted of the assumption of certain liabilities and contingent payments of up to $3.6 million to be paid over a four year period based upon the attainment of certain performance objectives. The Company does not currently anticipate that any payments will be due under this contingent liability.

On March 28, 2000, the Company signed a series of sublease agreements whereby a third-party assumed responsibility for certain operating lease obligations related to goracing.com's infrastructure, including its physical facility and all related computer equipment. The Company remains the guarantors under the terms of the original agreement.

On March 28, 2000 the Company entered into an agreement whereby a third party was to provide web-hosting environments. The agreement provides for a three year term, however the Company can terminate for any reason upon two months notice. The monthly fee under this agreement is $87,000. Prior to December 1, 2000, the Company elected its option to terminate this agreement. Also on March 28, 2000, the Company entered into a service agreement with its web hosting environment provider. Under this agreement the Company is committed to purchase $2.0 million worth of normal business services over a two year period. As of September 30,2000 the Company had fulfilled $751,000 of the $2.0 million purchase commitment.

On November 30, 1999, a class action lawsuit was filed against the Company in the United Stated District Court for the District of Arizona, case
No. CIV'99 2106 PHXROS. Fred W. Wagenhals, director and officer of the Company, and Tod J. Wagenhals and Christopher S. Besing, former directors and officers of the Company, also were named as defendants. The lawsuit alleges that the Company and the other defendants violated the Securities Exchange Act of 1934 by
(a) making allegedly false statements about the state of the Company's business and the shipment of certain products to a customer, or (b) participating in a fraudulent scheme that was intended to inflate the price of the Company's common stock. The alleged class of plaintiffs consists of all persons who purchased the Company's publicly traded securities between July 27, 1999 and December 16, 1999. The plaintiffs are requesting an unspecified amount of monetary damages. The Company has filed a motion to dismiss the lawsuit, which is scheduled to be heard by the court during April 2001. The Company intends to vigorously defend the claims asserted in the lawsuit.

(12)   RELATED PARTY TRANSACTIONS

The Company owns a building in Tempe, Arizona, containing approximately 46,000 square feet, which the Company utilized for its corporate, administrative, sales offices, and warehouse facilities prior to September 1997. Prior to March 1998, Fred W. Wagenhals, a shareholder, director, and officer of the Company, owned a one-third interest in F.W. Investments, a partnership that owned this facility. In March 1998, Mr. Wagenhals became the sole owner of this facility. The Company paid F.W. Investment or Mr. Wagenhals rent of approximately $120,000 and $175,000 for the years ended September 30, 1999, and 1998, respectively.
During fiscal 1998, the Company made a refundable deposit of $900,000 to Mr. Wagenhals towards the purchase of the facility. During 1999 the Company paid the remaining balance of $1.2 million as final payment and purchase of the facility. The land and building are included in property and equipment in the accompanying financial statements. This building is currently held for sale and during fiscal year 2000 the Company reduced the recorded value to estimated current market value.

                                 Exhibit Index

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

10.4.2   1993 Stock Option Plan, as amended and restated through January 16,
         1997(4)

10.8 Form of Indemnification Agreement entered into with the Directors of the Registrant(2)

10.27    Manufacturing Agreement between the Registrant and Early Light
         International Co. Ltd. dated November 1, 2000

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

10.55    Common Stock Purchase Warrant dated October 7, 1998, issued to the National
         Association for Stock Car Auto Racing, Inc.(10)

10.56    1999 Employee Stock Purchase Plan(11)

10.57    Standard Form Industrial Lease (Single Tenant) dated June 28, 1999, between
         H-B Tempe, L.L.C. and Action Performance Companies, Inc.(12)

10.58    Master Lease Agreement dated August 9, 1999 between General Electric Capital
         Corporation and goracing.com, inc., together with Schedule No. 01,
         Commitment Letter dated October 4, 1999, and Corporate Guaranty by Action
         Performance Companies, Inc.(12)

10.59    Distribution Agreement dated September 13, 2000 by and between the
         Registrant and QVC, Inc.

10.60    Sublease dated March 28, 2000 by and between Action Performance Companies,
         Inc., and Integrated Information Systems, Inc.

10.61 Equipment Sublease dated March 28, 2000 by and among goracing.com, inc., Action Performance Companies, Inc., and Integrated Information Systems,
         Inc.

10.62    Equipment Sublease dated March 28, 2000 by and between Integrated Information
         Systems, Inc. and goracing.com, inc.

10.63    Loan and Security Agreement dated September 29, 2000 by and among
         Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and American National Bank and Trust Company of Chicago.

10.64    Pledge Agreement dated October 2, 2000 by and between Racing Collectibles
         Club of America, Inc., and American National Bank and Trust Company of
         Chicago.

10.65    Pledge Agreement dated October 2, 2000 by and between Action Performance
         Companies, Inc., and American National Bank and Trust Company of Chicago.

10.66    Pledge Agreement dated October 2, 2000 by and between goracing.com, inc., and
         American National Bank and Trust Company of Chicago.

12       Computation of Ratio of Earnings to Fixed Charges

21       List of Subsidiaries of the Registrant

23       Consent of Arthur Andersen LLP

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

(11) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-82879).

(12) Incorporated by reference to the Registrant's Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission on December 29, 1999.

(13) Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-53413).