Form 10-K/A
period 2000-09-30
ACTION PERFORMANCE COMPANIES INC
filed 2001-01-29
CIK 892147

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

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth certain information regarding our directors and executive officers.

                NAME                   AGE                   POSITION HELD
                ----                   ---                   -------------
           Fred W. Wagenhals.........  59      Chairman of the Board, President, and Chief Executive Officer
           R. David Martin, Jr.......  54      Chief Financial Officer and Director
           Melodee L. Volosin........  36      Executive Vice President - Sales and Director
           John S. Bickford, Sr......  55      Executive Vice President - Strategic Alliances and Director
           Paul G. Lang..............  52      Managing Director of MiniChamps and Director
           Jack M. Lloyd.............  50      Director
           Robert H. Manschot........  56      Director
           Edward J. Bauman..........  75      Director

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

        John S. Bickford, Sr. has served as our Executive Vice President - Strategic Alliances since July 1997 and as a director of our company since January 1997. Mr. Bickford also served as a consultant to our company from January 1997 to June 1997. From 1976 to present, Mr. Bickford has served as President of MPD Racing Products, Inc., which manufactures race car parts for distribution through speed shops and high-performance engine shops. Mr. Bickford served as President of Bickford Motorsports, Inc., which provided consulting and special project coordination services to race car drivers, car owners, and other businesses, from 1990 until 1997. Mr. Bickford also published Racing for Kids magazine during 1996 and 1997. Mr. Bickford served as General Manager of Jeff Gordon, Inc. from 1990 to 1995. Mr. Bickford currently serves as a director of Equipoise Balancing, Inc., a privately held company.

        Paul G. Lang has served as a director of our company since August 1998. Mr. Lang also serves as Managing Director of Paul's Model Art, GmbH, MiniChamps, GmbH, Lang Miniaturen, GmbH, and Spielwaren Danhausen, GmbH. Mr. Lang co-founded the various MiniChamps entities between 1988 and 1996 and served as Managing Director of each of those companies prior to our acquisition of an 80% ownership interest in MiniChamps in August 1998.

        Jack M. Lloyd has served as a director of our company since July 1995. Mr. Lloyd served as the President and Chief Executive Officer of Phoenix Restaurant Group, Inc. (formerly DenAmerica Corp.), a publicly held corporation that owns and franchises Black-eyed Pea restaurants and is the largest franchisee of Denny's restaurants in the United States from March 1996 until September 2000, and as Chairman of the Board of Phoenix Restaurant Group, Inc. from July 1996 until September 2000. Mr. Lloyd served as the Chairman of the Board and Chief Executive Officer of Denwest Restaurant Corp., the second largest franchisee of Denny's restaurants in the United States, from 1987 until its merger with Phoenix Restaurant Group, Inc. in March 1996. Mr. Lloyd also served as President of Denwest from 1987 until November 1994. Mr. Lloyd currently serves as a director of Star Buffet, Inc., a publicly held company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended September 30, 2000 and written representations that no other reports were required, we believe that each person who at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year except that (a) R. David Martin, Jr. filed a late Form 3 with respect to his election as an officer, and (b) Fred W. Wagenhals filed a late Form 4 covering one transaction.

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

        The following table sets forth certain information concerning the compensation for the fiscal years ended September 30, 1998, 1999, and 2000 earned by our Chief Executive Officer and by two other executive officers whose cash salary and bonus exceeded $100,000 during fiscal 2000. The table also sets forth certain information concerning the compensation for the fiscal years ended 1998, 1999, and 2000 earned by two of our former executive officers whose cash salary and bonus exceeded $100,000 during fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG TERM
                                                                     COMPENSATION
                                                                         AWARDS
                                                                     ------------
                                                                      SECURITIES      ALL OTHER
                                                                      UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION(1)       YEAR   SALARY($)(2)  BONUS($)   OPTIONS(#)(3)      ($)(4)
-----------------------------        ----   -----------   -------    -------------  ------------
Fred W. Wagenhals................    2000   $  600,000    $     --      50,000          $  200
    Chairman of the Board,           1999      591,731     250,000      50,000           3,200
    President, and Chief Executive   1998      459,616     100,000      60,000(5)        3,200
    Officer

Melodee L. Volosin...............    2000   $  165,000    $ 30,000      40,000          $3,800
    Executive Vice President -       1999      128,173      30,000      20,000           2,748
    Sales and Director               1998      100,000      15,000      10,000           2,300

John S. Bickford, Sr.............    2000   $  194,125    $ 10,000      25,000          $1,407
    Executive Vice President         1999      172,835      35,000      20,000           1,346
                                     1998      150,000      11,000      10,000           3,333(6)

Tod J. Wagenhals(7)..............    2000   $  195,250    $100,000      35,000          $1,100
    Executive Vice President,        1999      182,873      70,000          --           2,875
    Secretary, and Director          1998      160,962      40,000      40,000(8)        3,200

Christopher S. Besing(7).........    2000   $  146,395    $     --          --          $   --
    Vice President, Chief            1999      220,373      60,000      20,000           3,988
    Financial Officer, Treasurer,    1998      160,962      40,000      40,000(8)        3,200
    and Director

------------------

(1) We consider Messrs. Wagenhals, Martin, Bickford, and Ms. Volosin to be our executive officers. Mr. Martin began his employment with us during August 2000, and his cash compensation during fiscal 2000 did not exceed $100,000.

(2) Messrs. Wagenhals, Wagenhals, Besing, and Volosin also received certain perquisites, the value of which did not exceed 10% of their salary and bonus during fiscal 2000.

(3) The exercise price of all stock options granted were equal to the fair market value of our common stock on the date of grant.

(4)  Amounts shown represent matching contributions we made to our 401(k) Plan.

(5)  Includes 30,000 options that were cancelled and reissued in June 1998.

(6)  Includes $2,000 provided to Mr. Bickford as a car allowance.

(7) Mr. Besing resigned as an officer and director effective as of December 6, 1999. Mr. Tod Wagenhals resigned as an officer and director effective as of August 2000.

(8)  Includes 20,000 options that were cancelled and reissued in June 1998.

OPTION GRANTS

        The following table provides information on stock options granted to the officers listed during the fiscal year ended September 30, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS                          POTENTIAL
                          ---------------------------------------------------    REALIZABLE VALUE
                                        % OF TOTAL                               AT ASSUMED ANNUAL
                          NUMBER OF       OPTIONS                                  RATES OF STOCK
                          SECURITIES    GRANTED TO                                     PRICE
                          UNDERLYING     EMPLOYEES     EXERCISE                   APPRECIATION FOR
                           OPTIONS          IN          PRICE      EXPIRATION       OPTION TERM (1)
        NAME             GRANTED (#)    FISCAL YEAR     ($/SH)       DATE          5%         10%
        ----             ----------     -----------    --------    ----------    --------    --------
Fred W. Wagenhals...      20,000(2)        4.2%         $ 9.56       1/27/06     $ 65,000    $147,600
                          22,268(3)        4.7%         $ 9.38       5/09/10     $131,381    $331,125
                           7,732(4)        1.6%         $10.31       5/09/10     $ 50,258    $127,037

Melodee L. Volosin..      10,000(2)        2.1%         $ 9.56       1/27/06     $ 32,500    $ 73,800
                          30,000(2)        6.4%         $ 9.38       5/09/10     $177,000    $448,500

John S. Bickford, Sr.      5,000(2)        1.1%         $ 9.56       1/27/06     $ 16,250    $ 36,900
                          20,000(2)        4.2%         $ 9.38       5/09/10     $118,000    $299,000

Tod J. Wagenhals(5).       5,000(2)(5)     1.1%         $ 9.56       1/27/06     $ 16,250    $ 36,900
                          30,000(6)(5)     6.4%         $ 9.38       5/09/10     $177,000    $448,500

Christopher S.
Besing(7)...........          --            --              --            --           --          --

------------------

(1) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.

(2) One-third of the options vest and become exercisable on each of the first, second, and third anniversaries of the date of grant.

(3) Options to purchase 10,000 shares vest and become exercisable on the first anniversary of the date of grant and options to purchase 6,134 shares vest and become exercisable on each of the second and third anniversaries of the date of grant.

(4) Options to purchase 3,866 shares vest and become exercisable on each of the second and third anniversaries of the date of grant.

(5) Mr. Tod Wagenhals resigned as an officer and director of our company effective August 1, 2000. Pursuant to our separation agreement with Mr. Tod Wagenhals, these options became immediately vested and exercisable and will expire August 1, 2003. See "Executive Compensation - Employment and Separation Agreements."

(6)  All of the options vested and became exercisable on the date of grant.

(7) Mr. Besing resigned as an officer and director of our company effective December 6, 1999.

YEAR-END OPTION VALUES AND HOLDINGS

        The following table provides information on options held by the officers listed and the values of those options as of September 30, 2000. None of these officers exercised options during fiscal 2000.

               OPTION VALUES AND HOLDINGS AS OF SEPTEMBER 30, 2000

                                  NUMBER OF SECURITIES           VALUE OF UNEXERCISED IN-THE
                                 UNDERLYING UNEXERCISED            MONEY OPTIONS AT FISCAL
                                OPTIONS AT FISCAL YEAR-END              YEAR-END ($)(1)
                               -----------------------------     ------------------------------
NAME                           EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----                           -----------     -------------     -----------      -------------
Fred W. Wagenhals........        142,666           93,334          $37,600             --
Melodee L. Volosin.......         23,725          120,001               --             --
John S. Bickford, Sr.....         34,999           40,001               --             --
Tod J. Wagenhals(2)......        144,700               --          $ 4,418             --
Christopher S. Besing (3)             --               --               --             --

------------------

(1) Calculated based upon the closing price of our common stock as reported on the Nasdaq National Market on September 30, 2000 of $3.44 per share. The exercise prices of certain of the options held by our executive officers on September 30, 2000 were greater than $3.44 per share.

(2) Mr. Tod Wagenhals resigned as an officer and director effective as of August 2000. In connection with his resignation, all options held by Mr. Wagenhals immediately became exercisable. See "Executive Compensation - Employment and Separation Agreements."

(3) Mr. Besing resigned as an officer and director effective December 6, 1999. All options held by Mr. Besing subsequent to his resignation were cancelled.

EMPLOYMENT AND SEPARATION AGREEMENTS

        In August 1998 our company, Paul G. Lang, and Mr. Lang's spouse entered into an operating agreement with respect to the management and operations of the MiniChamps entities. We and Mr. Lang also amended the terms of the then-existing Managing Director's contract between Mr. Lang and Paul's Model Art GmbH. Under the agreement, Mr. Lang serves as a Managing Director of our operations in the European Community at a base salary of approximately $245,000 per annum, plus reimbursement for certain costs that Mr. Lang may be obligated to pay under German law. Mr. Lang also will be eligible to receive an annual bonus of 10% of the pre-tax profits of the MiniChamps entities, not to exceed approximately $55,000 per annum. Pursuant to the agreement, in August 1998 we also granted Mr. Lang options to acquire 10,000 shares of common stock at an exercise price of $25.00 per share. The terms of the agreement require us to reimburse Mr. Lang for expenses incurred on business trips and to provide Mr. Lang with an automobile. The agreement contains provisions that prohibit Mr. Lang from (a) competing with the business of our company, (b) taking certain actions intended to hire other employees away from their employment with our company, and (c) making unauthorized use or disclosure of our confidential information. The agreement expires in August 2002, subject to automatic extension.

        We have no written employment contracts with any of our executive officers or directors. We offer our employees, including officers, medical, and life insurance benefits. Our executive officers and other key personnel are eligible to receive profit sharing distributions and discretionary bonuses, and are eligible to receive stock options under our stock options plans.

        During August 2000, Mr. Tod Wagenhals resigned as our Executive Vice President and Director. Upon his resignation, we entered into a Separation Agreement with Mr. Wagenhals pursuant to which he received: (i) severance pay and accrued vacation of $368,000; (ii) certain group health insurance benefits through August 2001; and (iii) up to $40,000 of moving and travel expenses. In conjunction with that agreement, the options to purchase 144,700 shares of common stock held by Mr. Wagenhals vested immediately and became exercisable, however, all options will expire upon the earlier of (a) their expiration date, or (b) August 1, 2003. The agreement also provides that Mr. Wagenhals will not, in any manner whatsoever, engage in the same or similar business as our company in any geographical service area where we are engaged in business through August 2001. During his employment, Mr.

Wagenhals lived in a home owned by our company. We paid the maintenance, insurance, and taxes on the home through December 2000.

        During December 1999, Mr. Besing resigned as our Vice President and Chief Financial Officer and as Chief Executive Officer of goracing.com, inc. Upon his resignation, we entered into a Separation Agreement with Mr. Besing pursuant to which he received approximately $84,500 in salary and accrued vacation.

        During December 2000, Mr. Husband resigned as our Chief Operating Officer. Upon his resignation, we entered into a Settlement Agreement with Mr. Husband pursuant to which Mr. Husband received a payment of $180,000 and certain medical and dental benefits through December 2001. Pursuant to that agreement, all options to purchase common stock held by Mr. Husband vested immediately and became exercisable, however, all options will expire upon the earlier of (a) their expiration date, or (b) December 2002.

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

1993 STOCK OPTION PLAN

        Our 1993 Stock Option Plan, as amended, provides for the granting of options to acquire common stock as well as stock-based awards, as described below. A total of 2,750,000 shares of common stock may be issued under the 1993 Plan. As of January 25, 2001, we have issued an aggregate of 2,062,338 shares of common stock upon exercise of options granted pursuant to the plan, there were outstanding options to acquire 666,443 shares of common stock, and an additional 21,219 shares remained available for grant. The plan will remain in effect until September 24, 2001.

        Options and awards may be granted only to persons who at the time of grant are either (a) key personnel, including officers and directors of our company or our subsidiaries, or (b) consultants and independent contractors who provide valuable services to our company or to our subsidiaries. Options that are incentive stock options may only be granted to employees of our company or our subsidiaries. To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirements set forth in the Internal Revenue Code. No employee of our company may receive grants of options or awards representing more than 50% of the shares of common stock issuable under the plan.

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

        The plan includes an automatic program that provides for the automatic grant of stock options to non-employee directors. Under the automatic program, each newly elected non-employee member of our board of directors automatically receives options to acquire 10,000 shares of common stock on the date of his or her first appointment or election to our board of directors. In addition, options to acquire 8,000 shares of common stock are automatically granted to each non-employee director at the meeting of our board of directors held immediately after each annual meeting of shareholders. All automatic options vest and become exercisable immediately upon grant. A non-employee member of our board of directors is not eligible to receive the 8,000-share automatic option grant if that option grant date is within 30 days of such non-employee member receiving the 10,000-share automatic option grant. The exercise price per share of common stock subject to automatic options granted under the plan will be equal to 100% of the fair market value (as defined in the plan) of our common stock on the date such options are granted. We believe that the automatic grant of stock options to non-employee directors is necessary to attract, retain, and motivate independent directors.

        We also may grant awards to eligible persons under the plan. Stock appreciation rights, or SARs, entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of common stock from the price stated in the award agreement to the market value of the common stock on the date the SAR is first exercised or surrendered. Stock awards enable us to make direct grants of common stock to recipients. Cash awards entitle the recipient to receive direct payments of cash depending on the market value or the appreciation of our common stock or other securities of our company.

1998 NON-QUALIFIED STOCK OPTION PLAN

        Under the our 1998 Non-Qualified Stock Option Plan, our board of directors may from time to time grant to key employees of our company, other than directors or executive officers, non-statutory options to purchase shares of our common stock. The exercise price, term, vesting conditions, and other terms for all options granted under the plan will be determined at the time of grant by our board of directors or a board committee appointed to administer the plan. A total of 500,000 shares of common stock may be issued pursuant to the plan. As of January 25, 2001, we have issued an aggregate of 383,000 shares of common stock upon exercise of options granted pursuant to the plan, there were outstanding options to acquire 241,832 shares of common stock, and an additional 220,335 shares remained available for grant. The plan expires in 2008.

2000 STOCK OPTION PLAN

        During 2000, our board of directors adopted and our shareholders approved our 2000 Stock Option Plan. The plan is intended to attract, retain, and motivate directors, employees, and independent contractors who provide valuable services to our company by providing them with the opportunity to acquire a proprietary interest in our company and to link their interests and efforts to the long-term interests of our shareholders.

        The plan authorizes the issuance of a number of shares equal to 7% of our outstanding shares of common stock, up to a maximum of 2,000,000 shares. If the number of shares of common stock increases in the future, the number of shares authorized for issuance under the plan will automatically increase by 7% of such increases. Pursuant to this calculation, as of January 25, 2001 there were 1,187,482 shares reserved for issuance under the 2000 plan. As of that date, we had granted options to purchase 371,500 shares of common stock under the 2000 plan, and no shares have been issued upon exercise of those options. As of January 25, 2001, there were 815,982 shares available for grant under the 2000 plan. The maximum number of shares covered by awards granted to any individual in any year may not exceed 25% of the total number of shares that may be issued under the plan.

        Options granted under the plan may be either incentive stock options, as defined under the Internal Revenue Code, or nonqualified options. The expiration date, maximum number of shares purchasable, vesting provisions, and any other provisions of options granted under the plan will be established at the time of grant. The plan administrator will set the term of each option, but no options may be granted for terms of greater than ten years. Options will vest and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator. Any unvested options will automatically vest and become exercisable upon a change of control of our company.

        The plan includes an automatic grant program that automatically grants options to our non-employee directors. Under the automatic grant program, each non-employee serving on our board of directors on the date that the plan was approved by our shareholders received options to acquire 8,000 shares of our common stock. Each subsequent newly elected non-employee member of our board of directors will receive an option to acquire 10,000 shares of common stock on the date of his or her first appointment or election to our board of directors. In addition, an option to acquire 8,000 shares of common stock will be granted to each non-employee director at the meeting of our board of directors held immediately after each annual meeting of shareholders in subsequent years. A non-employee member of our board of directors will not be eligible to receive this annual grant if the grant date of such annual grant would be within 90 days of the date on which the non-employee member received his or her initial grant. Each initial grant will vest and become exercisable immediately on the date of grant.

EMPLOYEE STOCK PURCHASE PLAN

        During 1999, our board of directors adopted and our shareholders approved our 1999 Employee Stock Purchase Plan, or ESPP. The ESPP is intended to provide an opportunity for our employees to acquire a proprietary interest in our company by purchasing shares of our common stock through voluntary payroll deductions. Under the ESPP, eligible employees may purchase shares of our common stock at a purchase price per share equal to the lower of (a) 85% of the closing price of our common stock on the offering commencement date, or (b) 85% of the closing price of our common stock on the offering termination date. The purchase price is to be paid through periodic payroll deductions not to exceed 15% of the participant's earnings during each six-month offering period. An employee may not participate in the ESPP if the purchase would cause him or her to own 5% or more of our company's combined voting power or value of our common stock. Also, no participant may purchase more than $25,000 worth of common stock annually.

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

DIRECTOR COMPENSATION AND OTHER INFORMATION

        Employees of our company do not receive compensation for serving as members of our board of directors. Non-employee directors receive $2,500 for each meeting attended in person. All directors are reimbursed for their expenses in attending meetings of our board of directors. Directors who are not employees of our company are eligible to receive automatic grants of stock options pursuant to the 1993 Stock Option Plan. Non-employee directors also are eligible to receive other grants of stock options or awards pursuant to the discretionary program of the 1993 Stock Option Plan. See Item 11, "Executive Compensation - 1993 Stock Option Plan."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the fiscal year ended September 30, 2000, our Compensation Committee consisted of Jack M. Lloyd, Robert H. Manschot, and Edward J. Bauman. None of such individuals had any contractual or other relationships with our company during such fiscal year except as directors.

LIMITATION OF DIRECTORS' LIABILITY; INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES, AND AGENTS

        Our Articles of Incorporation eliminate the personal liability of any director of our company to us or our shareholders for money damages for any action taken or failure to take any action as a director of our company, to the fullest extent allowed by the Arizona Business Corporation Act. Under the Business Corporation Act, directors of our company will be liable to our company or our shareholders only for (a) the amount of a financial benefit received by the director to which the director is not entitled; (b) an intentional infliction of harm on our company or our shareholders; (c) certain unlawful distributions to shareholders; and (d) an intentional violation of criminal law. The effect of these provisions in the articles is to eliminate the rights of our company and our shareholders (through shareholders' derivative suits on behalf of our company) to recover money damages from a director for all actions or omissions as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (a) through (d) above. These provisions do not limit or eliminate the rights of our company or any shareholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care.

        Our Articles of Incorporation require us to indemnify and advance expenses to any person who incurs liability or expense by reason of such person acting as a director of our company, to the fullest extent allowed by the Business Corporation Act. This indemnification is mandatory with respect to directors in all circumstances in which indemnification is permitted by the Business Corporation Act, subject to the requirements of the Business Corporation Act. In addition, we, in our sole discretion, may indemnify and advance expenses, to the fullest extent allowed by the Business Corporation Act, to any person who incurs liability or expense by reason of such person acting as an officer, employee, or agent of our company, except where indemnification is mandatory pursuant to the Business Corporation Act, in which case we are required to indemnify such persons to the fullest extent required by the Business Corporation Act.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the shares of our outstanding common stock beneficially owned as of December 31, 2000 by
(i) each director; (ii) the executive officers set forth in the Summary Compensation Table under the section entitled "Executive Compensation;" (iii) all of our directors and executive officers as a group; and (iv) each other person who is known by us to beneficially own or to exercise voting or dispositive control over more than 5% of our common stock.

                                                                             APPROXIMATE
                                               NUMBER OF SHARES             PERCENTAGE OF
NAME AND ADDRESS OF                             AND NATURE OF                OUTSTANDING
BENEFICIAL OWNER(1)                        BENEFICIAL OWNERSHIP(2)            SHARES(2)
------------------                         ----------------------           -------------
DIRECTORS AND EXECUTIVE OFFICERS
Fred W. Wagenhals...................             2,129,599(3)                    12.4%
R. David Martin, Jr.................                 2,414(4)                     *
Melodee L. Volosin..................                36,225(5)                     *
John S. Bickford, Sr................                55,652(6)                     *
Paul G. Lang........................                31,166(7)                     *
Jack M. Lloyd.......................                40,000(8)                     *
Robert H. Manschot..................                37,000(9)                     *
Edward J. Bauman....................                28,000(10)                    *
Tod J. Wagenhals....................               148,656(11)                    *
Christopher S. Besing...............                45,831(12)                    *
All directors and executive officers
  as a group (eight persons)........             2,360,057                       13.6%

NON-MANAGEMENT 5% SHAREHOLDERS
Lisa K. Wagenhals...................             1,963,600(13)                   11.6%
Strong Capital Management, Inc.(14).             1,479,400(14)                    8.7%
William and Delores Ray(15).........             1,088,599(15)                    6.4%

*    Less than 1% of outstanding shares of common stock

(1) Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached at 4707 East Baseline Road, Phoenix, Arizona 85040.

(2) The percentages shown are calculated based upon 16,964,029 shares of common stock outstanding on January 25, 2001. The numbers and percentages shown include the shares of common stock actually owned as of January 25, 2001 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of January 25, 2001 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3) Represents 1,963,600 shares of common stock and vested options to acquire 165,999 shares of common stock. Mr. Wagenhals shares voting and dispositive power with his spouse with respect to the 1,963,600 shares of common stock. See footnote 11.

(4) Represents 2,000 shares of common stock and 414 shares of common stock issuable upon conversion of subordinated notes.

(5) Represents 2,500 shares of common stock and vested options to acquire 33,725 shares of common stock.

(6) Represents 12,318 shares of common stock and vested options to acquire 43,334 shares of common stock.

(7) Represents 24,500 shares of common stock and vested options to acquire 6,666 shares of common stock.

(8)  Represents vested options to acquire 40,000 shares of common stock.

(9) Represents 5,000 shares of common stock and vested options to acquire 32,000 shares of common stock.

(10) Represents 2,000 shares of common stock and vested options to acquire 26,000 shares of common stock.

(11) Represents 3,956 shares of common stock and vested options to acquire 144,700 shares of common stock.

(12) Represents 2,500 shares of common stock and vested options to acquire 43,331 shares of common stock.

(13) Represents 1,963,600 shares of common stock over which Ms. Wagenhals shares voting and dispositive power with Fred W. Wagenhals. See footnote 3.

(14) Represents 1,479,400 shares beneficially owned by Strong Capital Management, Inc. and Richard S. Strong, Chairman of the Board and principal shareholder of Strong Capital. Strong Capital has discretionary dispositive power over its clients' securities and in some instances has voting power over such securities. Any and all discretionary authority which has been delegated to Strong Capital may be revoked in whole or in part at any time. The address of Strong Capital Management, Inc. is 100 Heritage Reserve, Menomonee Falls, Wisconsin, 53051.

(15)Represents 948,599 shares beneficially owned by William and Delores Ray and White Oaks Partners, an entity owned by the Ray's children and 140,000 options to purchase common stock beneficially owned by those various entities. Mr. and Mrs. Ray beneficially own these shares through various entities, and they have shared voting and dispositive power over all of such shares and options.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not Applicable.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ACTION PERFORMANCE COMPANIES, INC.



Date:  January 29, 2001               /s/Fred W. Wagenhals
                                      ------------------------------------------
                                      Fred W. Wagenhals, Chairman of the Board,
                                      President, and Chief Executive Officer


        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                               Capacity                                              Date
---------                               --------                                              ----
/s/ Fred W. Wagenhals            Chairman of the Board, President, and Chief            January 29, 2001
-----------------------------
Fred W. Wagenhals                Executive Officer (Principal Executive Officer)

/s/ R. David Martin, Jr.         Chief Financial Officer and Director                   January 29, 2001
-----------------------------
R. David Martin, Jr.             (Principal Financial and Accounting Officer)

/s/ Melodee L. Volosin           Executive Vice President - Sales and Director          January 29, 2001
-----------------------------
Melodee L. Volosin

/s/ John S. Bickford, Sr.        Vice President - Strategic Alliances and Director      January 29, 2001
-----------------------------
John S. Bickford, Sr.

                                 Director                                               January _, 2001
-----------------------------
Jack M. Lloyd

                                 Director                                               January __, 2001
-----------------------------
Robert H. Manschot

                                 Director                                               January __, 2001
-----------------------------
Edward J. Bauman

                       ACTION PERFORMANCE COMPANIES, INC.
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE




                                                                                              PAGE
                                                                                              ----
Report of Independent Public Accountants...................................................    F-2

Consolidated Balance Sheets as of September 30, 2000 and 1999..............................    F-3

Consolidated Statements of Operations for the Years
  Ended September 30, 2000, 1999 and 1998..................................................    F-4

Consolidated Statements of Shareholders' Equity for the Years
  Ended September 30, 2000, 1999 and 1998..................................................    F-5

Consolidated Statements of Cash Flows for the Years
  Ended September 30, 2000, 1999 and 1998..................................................    F-6

Notes to Consolidated Financial Statements.................................................    F-7

Schedule II -- Valuation and Qualifying Accounts...........................................    F-25

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





/s/ Arthur Andersen LLP

Phoenix, Arizona
December 1, 2000

                       ACTION PERFORMANCE COMPANIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        2000             1999
                                                                     ---------        ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .................................       $  22,758        $  58,523
   Accounts receivable, net of allowance for doubtful accounts
     of $3,392 and $1,421, respectively ......................          22,901           44,988
   Inventories ...............................................          32,017           45,310
   Prepaid royalties .........................................           7,262            7,271
   Estimated income tax receivable ...........................          14,000               --
   Deferred tax asset ........................................           5,905            2,415
   Prepaid expenses and other assets .........................           1,942            4,852
                                                                     ---------        ---------
      Total current assets ...................................         106,785          163,359
PROPERTY AND EQUIPMENT, net ..................................          48,204           56,162
GOODWILL AND OTHER INTANGIBLES, net ..........................          94,894          111,634
LONG-TERM DEFERRED TAX ASSET .................................           1,423               --
OTHER ASSETS .................................................           4,611            8,906
                                                                     ---------        ---------
                                                                     $ 255,917        $ 340,061
                                                                     =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..........................................       $  16,510        $  20,127
   Accrued royalties .........................................           9,998           13,519
   Accrued expenses ..........................................          14,250           14,889
   Current portion of long-term debt .........................           1,503            2,713
                                                                     ---------        ---------
     Total current liabilities ...............................          42,261           51,248
                                                                     ---------        ---------
LONG-TERM LIABILITIES:
   Deferred tax liability ....................................              --            4,314
   Convertible subordinated notes ............................         100,000          100,000
   Other long-term debt ......................................           8,340            9,208
                                                                     ---------        ---------
     Total long-term liabilities .............................         108,340          113,522
                                                                     ---------        ---------
MINORITY INTEREST ............................................           2,598            2,300
                                                                     ---------        ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 5,000,000 shares authorized,
      no shares issued and outstanding .......................              --               --
   Common stock, $.01 par value, 25,000,000 shares authorized;
   16,964,029 shares issued (16,929,085 in 1999) .............             170              169
   Additional paid-in capital ................................         102,813          102,555
   Treasury Stock at cost, 592,000 shares ....................          (6,520)              --
   Accumulated other comprehensive loss ......................          (6,639)            (714)
   Retained earnings .........................................          12,894           70,981
                                                                     ---------        ---------
      Total shareholders' equity .............................         102,718          172,991
                                                                     ---------        ---------
                                                                     $ 255,917        $ 340,061
                                                                     =========        =========


The accompanying notes are an integral part of these consolidated balance sheets.

                       ACTION PERFORMANCE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          2000             1999             1998
                                                        ---------        ---------        ---------
Sales:
   Collectibles .................................       $ 149,032        $ 214,429        $ 142,026
   Apparel and souvenirs ........................          99,322          119,922          106,712
   Other ........................................           6,339            3,139
                                                        ---------        ---------        ---------
                                                                                              8,094
      Net sales .................................         254,693          342,445          251,877
Cost of sales ...................................         205,690          210,768          157,079
                                                        ---------        ---------        ---------
Gross profit ....................................          49,003          131,677           94,798
                                                        ---------        ---------        ---------
Operating expenses:
   Selling, general and administrative expenses .         107,942           68,036           45,344
   Settlement costs .............................              --            3,600              950
   Amortization of goodwill and
     other intangibles ..........................          16,753            6,818            4,392
                                                        ---------        ---------        ---------
     Total operating expenses ...................         124,695           78,454           50,686
                                                        ---------        ---------        ---------
(Loss) income from operations ...................         (75,692)          53,223           44,112
                                                        ---------        ---------        ---------
Other (expense) income:
   Minority interest in earnings ................            (298)          (1,930)            (189)
   Interest income and other, net ...............            (398)           2,531            2,588
   Interest expense .............................          (6,291)          (6,929)          (5,533)
                                                        ---------        ---------        ---------
       Total other expense, net .................          (6,987)          (6,328)          (3,134)
                                                        ---------        ---------        ---------
(Loss) income before (benefit from) provision for
   income taxes .................................         (82,679)          46,895           40,978
(Benefit from) provision for income taxes .......         (24,592)          18,526           16,391
                                                        ---------        ---------        ---------
NET (LOSS) INCOME ...............................         (58,087)          28,369           24,587
                                                        ---------        ---------        ---------
Other comprehensive (loss) income - currency
        Translation adjustment ..................          (5,925)          (2,396)           1,682
                                                        ---------        ---------        ---------
Comprehensive (loss) income .....................       $ (64,012)       $  25,973        $  26,269
                                                        =========        =========        =========
NET (LOSS) INCOME PER COMMON SHARE:
   Basic ........................................       $   (3.52)       $    1.69        $    1.52
                                                        =========        =========        =========
   Diluted ......................................       $   (3.52)       $    1.65        $    1.48
                                                        =========        =========        =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ........................................          16,515           16,789           16,135
                                                        =========        =========        =========
   Diluted ......................................          16,515           19,179           16,647
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

                       ACTION PERFORMANCE COMPANIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    ACCUMULATED
                                                                                                      COMPRE-
                                           COMMON STOCK                   ADDITIONAL                  HENSIVE
                                       --------------------   TREASURY      PAID-IN      RETAINED     INCOME/
                                         SHARES      AMOUNT     STOCK       CAPITAL      EARNINGS      (LOSS)         TOTAL
                                         ------      ------     -----       -------      --------      ------         -----
BALANCE, SEPTEMBER 30, 1997 ......     15,952,083     $160     $  --        $ 84,984     $ 18,025      $  --        $ 103,169
Common stock issued upon exercise
  of options .....................        426,315        4        --           1,633         --           --            1,637
Tax benefit from stock options ...           --        --         --           4,100         --           --            4,100
Common stock issued in
  private placements .............         44,840      --         --           1,257         --           --            1,257
Other comprehensive income,
  translation adjustment .........           --        --         --            --           --          1,682          1,682
Net income .......................           --        --         --            --         24,587         --           24,587
                                       ----------     ----     -------      --------     --------      -------      ---------
BALANCE, SEPTEMBER 30, 1998 ......     16,423,238      164        --          91,974       42,612        1,682        136,432
Common stock issued upon exercise
  of options .....................        332,922        3        --           3,835         --           --            3,838
Tax benefit from stock options ...           --        --         --           2,450         --           --            2,450
Common stock issued in conjunction
  with purchase of businesses ....        172,925        2        --           4,296         --           --            4,298
Other comprehensive loss,
  translation adjustment .........           --        --         --            --           --         (2,396)        (2,396)
Net income .......................           --        --         --            --         28,369         --           28,369
                                       ----------     ----     -------      --------     --------      -------      ---------
BALANCE, SEPTEMBER 30, 1999 ......     16,929,085      169        --         102,555       70,981         (714)       172,991
Common stock issued upon exercise
  of options .....................         20,918        1        --             129         --           --              130
Tax benefit from stock options ...           --        --         --              19         --           --               19
Common stock issued through
  employee stock purchase plan ...         14,026      --         --             110         --           --              110
Repurchase of common stock
  for treasury ...................           --        --       (6,520)         --           --           --           (6,520)
Other comprehensive loss, currency
  translation adjustment .........           --        --         --            --           --         (5,925)        (5,925)
Net loss .........................           --        --         --            --        (58,087)        --          (58,087)
                                       ----------     ----     -------      --------     --------      -------      ---------
BALANCE, SEPTEMBER 30, 2000 ......     16,964,029     $170     $(6,520)     $102,813     $ 12,894      $(6,639)     $ 102,718
                                       ==========     ====     =======      ========     ========      =======      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                 2000             1999             1998
                                                               --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .....................................        $(58,087)        $ 28,369         $ 24,587
  Adjustments to reconcile net (loss) income to
   net cash (used in) provided by operating activities:
  Deferred income taxes ...............................          (9,227)             159           (1,090)
  Non cash restructuring and special charges ..........          58,988
  Depreciation and amortization .......................          25,111           22,946           11,839
  Gain on sale of property and equipment ..............            (176)              --               --
  Tax benefit from stock options ......................              19            2,450            4,100
  Undistributed earnings to minority
    shareholders ......................................             298            1,930              189
  Change in assets and liabilities, net of
   businesses acquired:
    Accounts receivable ...............................          10,920           (8,065)         (12,937)
    Estimated income tax receivable ...................         (14,000)              --               --
    Inventories .......................................            (561)          (9,067)         (14,406)
    Prepaid royalties .................................          (7,771)          (3,725)            (120)
    Prepaid expenses and other assets .................          (3,531)          (2,157)          (1,233)
    Accounts payable ..................................          (2,757)           6,731             (373)
    Accrued royalties .................................          (3,502)           2,931            4,106
    Accrued expenses and other ........................          (5,245)           5,418            2,994
                                                               --------         --------         --------
  Net cash (used in) provided by operating activities .          (9,521)          47,920           17,656
                                                               --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .................         (17,362)         (26,693)         (21,687)
  Proceeds from sale of equipment .....................           1,963              155              383
  Acquisition of businesses less cash acquired
   and other intangibles ..............................          (3,063)          (4,738)         (55,885)
Collections (issuance) on notes receivable ............           1,080            1,043              (15)
                                                               --------         --------         --------
  Net cash (used in) investing activities .............         (17,382)         (30,233)         (77,204)
                                                               --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit ........................              --               --            9,600
  Payments on line of credit ..........................              --               --           (9,600)
  Net proceeds from issuance of
   common stock upon exercise of stock options ........             130            3,838            1,637
  Net proceeds from issuance of
   common stock through employee stock purchase plan ..             110               --               --
  Repurchase of common stock for treasury .............          (6,520)              --               --
  Issuance of convertible subordinated notes, net of
   offering expenses ..................................              --               --           96,500
  Payments on long-term debt, net .....................          (2,015)         (24,143)          (7,096)
                                                               --------         --------         --------
Net cash (used in) provided by financing activities ...          (8,295)         (20,305)          91,041
                                                               --------         --------         --------
  Effect of exchange rate changes on
    cash and cash equivalents .........................            (567)             274               56
                                                               --------         --------         --------
  Net change in cash and cash equivalents .............         (35,765)          (2,344)          31,549
  Cash and cash equivalents, beginning of year ........          58,523           60,867           29,318
                                                               --------         --------         --------
  Cash and cash equivalents, end of year ..............        $ 22,758         $ 58,523         $ 60,867
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

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable and collectibility is probable. Generally, all of these conditions are met at the time the Company ships products to customers. Customer deposits received in advance of delivery are deferred and recognized when the related product is shipped.

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

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or estimated market value. Inventories consist of the following at September 30, 2000 and 1999 (in thousands):

                                                                   2000           1999
                                                                  -------        -------
Raw Materials (apparel blank stock) ......................        $ 4,595        $ 2,370
Work in Process (apparel in process) .....................             --             --
Finished Goods (diecast collectibles and finished apparel)         27,422         42,940
                                                                  -------        -------
                                                                  $32,017        $45,310
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

Property and equipment consist of the following at September 30, 2000 and 1999 (in thousands):

                                                                        Estimated
                                                                          Useful
                                         2000              1999             Life
                                         ----              ----             ----
Land ..........................        $  1,650         $  1,650
Building ......................           5,686            3,111          30 years
Tooling and molds .............          74,421           63,745         1-3 years
Furniture, fixtures and
  equipment ...................          22,678           22,508         3-5 years
Autos and truck ...............           5,266            3,927           5 years
Leasehold improvements ........           3,010            4,534          10 years
                                       --------         --------
                                        112,711           99,475
Less - accumulated depreciation         (64,507)         (43,313)
                                       --------         --------
                                       $ 48,204         $ 56,162
                                       ========         ========

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


            Amortization
            Period (Years)                                    2000                 1999
            -------------                                   ---------            ---------
            3-5                                             $   3,190            $   3,882
            6-10                                               13,899               20,610
            11-15                                              15,922               12,294
            16-25                                              80,008               87,344
                                                            ---------            ---------
                                                              113,019              124,130
            Less accumulated amortization                     (18,125)             (12,496)
                                                            ----------           ----------
                                                            $  94,894            $ 111,634
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

SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions for the years ended September 30, 2000, 1999, and 1998 are as follows (in thousands):

                                              2000           1999           1998
                                             ------        -------        -------
Supplemental disclosures:
  Interest paid .....................        $6,276        $ 4,279        $ 4,690
  Income taxes paid .................         2,332         12,052         10,600
Non-cash transactions:
  Common stock issued in acquisitions            --          4,298             --
  Debt and liabilities incurred or
    assumed in acquisitions .........           833          3,999         29,002
  Acquisition of property and
    equipment under notes payable
    and capital leases ..............            --          1,078          2,961
  Common stock issued in connection
    with licensing and sponsorship
    Agreements ......................            --             --          1,257
  Notes receivable issued in
settlement
       of accounts receivable .......         1,043             --             --

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

                                                   2000            1999           1998
                                                 --------         -------        -------
Shares:
Weighted average number of common
  shares outstanding ....................          16,515          16,789         16,135
Additional shares assuming conversion of:
  Stock options .........................              --             315            512
  Convertible subordinated notes payable               --           2,075             --
                                                 --------         -------        -------
Diluted weighted average shares
  Outstanding ...........................          16,515          19,179         16,647
                                                 ========         =======        =======
Net (loss) income .......................        $(58,087)        $28,369        $24,587
  Interest, net of tax, on convertible
  subordinated notes payable ............              --           3,216             --
                                                 --------         -------        -------
Net (loss) income attributable to diluted
  weighted average shares outstanding ...        $(58,087)        $31,585        $24,587
                                                 ========         =======        =======
Diluted (loss) earnings per share .......        $  (3.52)        $  1.65        $  1.48
                                                 ========         =======        =======


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

The charges discussed above are reflected in the accompanying statement of operations for the year ended September 30, 2000 as follows:

                                                          Amount                  Inclusion in accompanying
                                                          ------                  Statement of Operations
                                                       (in millions)              -------------------------
Non-cash charges:
    Goracing.com related
         Accounts receivable and prepaids.........      $   1.5        Selling general and administrative
         Initial public offering withdrawal.......          2.3        Selling general and administrative
         Other....................................          0.3        Selling general and administrative
         Goodwill and intangibles.................          7.6        Amortization of goodwill and other intangibles
                                                        -------
                                                           11.7
                                                        -------
    Other charges
         Inventory write-downs....................         13.3        Cost of sales
         Vendor discounts.........................          3.0        Cost of sales
         Tooling write-down.......................          1.9        Cost of sales
         Tooling amortization.....................          6.6        Cost of sales
         Prepaid royalty and sponsorship fees.....          7.8        Cost of sales
         Accounts receivable......................          6.1        Selling general and administrative
         Other assets.............................          4.3        Selling general and administrative
         Goodwill and intangible impairments......          1.9        Amortization of goodwill and other intangibles
         Other....................................          0.4        Other income and other, net
         Equity investments.......................          2.0        Other income and other, net
                                                        -------
                                                           47.3
                                                        -------
    Cash charges:
    Goracing.com related
         Professional fees........................          0.8        Selling general and administrative
         Employee severance and termination costs.          0.7        Selling general and administrative
         Endorsements and sponsorships............          4.3        Selling general and administrative
                                                        -------
                                                            5.8
                                                        -------
                                                        $  64.8
                                                        =======


Accrued amounts on the accompanying balance sheets at September 30, 2000 are as follows:

                                         Initial         Payments       Remaining
                                         Accrual         to date         Accrual
                                         -------         -------         -------
Employee severance charges ..            $  0.7          $  0.6          $  0.1
Professional fees ...........               0.8             0.7             0.1
Endorsements and sponsorships               4.3             3.8             0.5
                                         ------          ------          ------
                                         $  5.8          $  5.1          $  0.7
                                         ======          ======          ======

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

Robert Yates Promotions, Inc.                  July 1997              Markets and distributes licensed motorsports
                                                                      apparel and souvenirs; trackside sales

Image Works, Inc.                              July 1997              Manufactures and markets licensed motorsports
                                                                      apparel through the mass-merchandise markets

Motorsports collectibles product lines of      August 1997            Manufactures and markets licensed
   Simpson Products, Inc.                                             "mini-helmets" and other motorsports
                                                                      collectibles and souvenirs

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

Assets related to motorsports die-cast         December 1997          Manufactures and markets "Revell" licensed
   collectible product lines of                                       die-cast collectibles; strategic alliance with
   Revell-Monogram, Inc.                                              Revell involving extensive product licensing
                                                                      and distribution arrangements

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

UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS DATA

The following unaudited pro forma combined statements of operations data for the years ended September 30, 2000 and 1999 present the results of operations of the Company as if the acquisitions of Fantasy Sports had occurred as of October 1, 1998. Pro forma results are as follows (in thousands, except per share data):

                                                          2000                 1999
                                                       ---------             --------
Revenue ...................................            $ 254,801             $345,048

Net (loss) income attributable to diluted
  shares Outstanding ........................            (58,070)              32,004

Net (loss) income per common share, diluted            $   (3.52)            $   1.66

(5)   FINANCING ACTIVITIES

Long-term debt at September 30, 2000 and 1999 consists of the following (in thousands):

                                                                    2000                  1999
                                                                  ---------             ---------
4-3/4% Convertible Subordinated Notes due 2005 .......            $ 100,000             $ 100,000

Unsecured acquisition notes payable, interest ranging
from 6% to 8% ........................................                7,617                 7,250

Notes payable, interest ranging from 7.9% to 8.5%,
secured by property and equipment ....................                2,215                 4,489

Obligations under capital leases of vehicles and
equipment, interest from 8.0% to 9.5%, payable monthly                   11                   182
                                                                  ---------             ---------
Total ................................................              109,843               111,921

Less:  current portion ...............................               (1,503)               (2,713)
                                                                  ---------             ---------
                                                                  $ 108,340             $ 109,208
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

FUTURE MATURITIES OF LONG-TERM DEBT

Aggregate future maturities of long-term debt are as follows (in thousands):

            Year Ending
            September 30,
               2001                         $   1,503
               2002                             1,562
               2003                             1,254
               2004                             1,119
               2005                           100,965
               Thereafter                       3,440
                                            ---------
                 Total                      $  109,843
                                            ==========

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

A summary of the status of the Company's stock option plans at September 30, 2000, 1999, and 1998 and for the years then ended is presented in the table below:


                                                2000                        1999                        1998
                                          --------------------        --------------------      ---------------------
                                                          Wtd                         Wtd                       Wtd
                                          Number          Avg         Number          Avg        Number         Avg
                                            of         Exercise         of         Exercise        of        Exercise
                                          Shares         Price        Shares         Price       Shares        Price
                                          ------         -----        ------         -----       ------        -----
Outstanding at
  beginning of year...........             996,387      $ 21.52       930,811      $  14.61     1,032,710    $   6.58
Granted.......................             491,500         8.94       419,500         28.50       503,500       27.92
Exercised.....................             (20,918)        6.16      (332,924)        11.53      (425,990)       4.01
Canceled......................            (187,194)       27.48       (21,000)        26.64      (179,409)      30.63
                                         ---------      -------      --------      --------     ----------   --------
Outstanding at
  end of year.................           1,279,775        16.27       996,387         21.23       930,811       14.61
                                         =========      =======      ========      ========     =========    ========
Options exercisable
  at end of year..............             659,323        17.47       460,668         14.88       563,058        9.79
                                         =========      =======      ========      ========     =========    ========
Options available
   for grant..................           1,020,038                    174,360                     572,860
 Weighted average
    fair value of
    options granted...........                          $  7.43                    $  13.93                  $  11.74


Options outstanding and exercisable by price range as of September 30, 2000 are as follows:

                           Options  Outstanding                    Options Exercisable
                   --------------------------------------      --------------------------
                                    Weighted
                                     Average     Weighted                          Weighted
                                    Remaining    Average                             Average
     Range of        Options       Contractual   Exercise         Options           Exercise
 Exercise Prices   Outstanding        Life         Price        Exercisable          Price
 ---------------   -----------        ----         -----        -----------          -----
 $ 1.25 - $11.06     653,627          1.9       $    7.71       258,627          $   6.61

  11.07 -  25.81     198,985          4.2           19.14       166,649             18.92
  25.82 -  29.50     328,163          6.7           26.31       176,985             26.36
  29.51 -  36.88      99,000          7.9           33.74        57,062             34.90
                   ---------                                    -------
   1.25 -  36.88   1,279,775          5.8           16.27       659,323             17.47
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

                                      2000                1999                1998
                                    -------             -------             -------
Volatility .............             112.64%               7.12%              54.71%
Risk-free interest rate                5.25                5.75                6.34
Dividend rate ..........                0.0%                0.0%                0.0%
Expected life of options            6 years             3 years             3 years

Options generally vest equally over three years. Had compensation costs been determined consistent with SFAS No. 123, utilizing the assumptions detailed above and amortizing the resulting fair value of stock options granted over the respective vesting period of the options, the Company's net (loss) income and per share amounts would have been the following pro forma amounts:

                                 2000                   1999                  1998
                              ----------             ----------            ----------
Net (loss) Income:
    As Reported ..            $  (58,087)            $   28,369            $   24,587
    Pro Forma ....            $  (60,597)            $   25,056            $   22,460
  Basic EPS:
    As Reported ..            $    (3.52)            $     1.69            $     1.52
    Pro Forma ....            $    (3.67)            $     1.49            $     1.39
  Diluted EPS:
    As Reported ..            $    (3.52)            $     1.65            $     1.48
    Pro Forma ....            $    (3.67)            $     1.47            $     1.35


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

The Company has capital loss carryforwards of $1,033,000 which will expire on September 30, 2005.

The (benefit) provision for income taxes consists of the following for the years ended September 30 (in thousands):

                                                     2000                1999                1998
                                                   --------             -------            --------
Current:
  Federal .............................            $(15,765)            $14,877            $ 15,300
  State ...............................                  --                 849               2,181
  Foreign .............................                 400               2,641                  --
                                                   --------             -------            --------
                                                    (15,365)             18,367              17,481
Deferred income tax (benefit)
  provision ...........................              (9,227)                159              (1,090)
                                                   --------             -------            --------
(Benefit) provision for income taxes ..            $(24,592)            $18,526            $ 16,391
                                                   ========             =======            ========

Reconciliation of the federal income tax rate to the Company's effective rate for the years ended September 30 are as follows:

                                                 2000                1999               1998
                                               ------              ------             ------
Statutory federal rate ............             (35.0)%              35.0%              35.0%
State taxes, net of federal benefit              (2.0)                2.0                4.0
Foreign ...........................                --                 2.0                 --
Other non deductible expense ......               2.0                 0.5                1.0
Valuation allowance ...............               5.0                  --                 --
                                               ------              ------             ------
                                                (30.0)%              39.5%              40.0%
                                               ======              ======             ======

The components of deferred taxes are as follows at September 30 (in thousands):

                                                         2000                1999
                                                        -------             -------
CURRENT DEFERRED TAX ASSETS (LIABILITIES):
  Inventory cost capitalization ............            $   869             $   665
  Reserves and accruals ....................              8,752               2,243
  Valuation allowance ......................             (3,716)               (493)
                                                        -------             -------
                                                          5,905               2,415
                                                        -------             -------
LONG-TERM DEFERRED TAX ASSETS (LIABILITIES):
  Deferred compensation ....................            $   220             $    25
  Intangible asset capitalization ..........              2,183                  --
  Capital loss carryforward ................                752                  --
  State net operating losses ...............              1,102                  --
  Foreign net operating losses .............              2,583                 493
  Accelerated tax depreciation .............             (1,248)             (3,212)
  Accelerated tax amortization .............             (2,817)             (1,620)
  Reserves and accruals ....................               (457)                 --
  Valuation allowance ......................               (895)                 --
                                                        -------             -------
                                                        $ 1,423             $(4,314)
                                                        -------             -------
Net deferred tax asset/(liability) .........            $ 7,328             $(1,899)
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

                                                               Domestic              Foreign                 Total
                                                               --------              -------                 -----
FISCAL YEAR ENDED SEPTEMBER 30, 2000 (IN THOUSANDS)
  Collectibles ....................................            $ 129,371             $ 19,661             $ 149,032
  Apparel and souvenirs ...........................               89,831                9,491                99,322
  Other ...........................................                6,014                  325                 6,339
                                                               ---------             --------             ---------
     Total segment revenue ........................              225,216               29,477               254,693
     Segment losses ...............................              (72,888)              (2,804)              (75,692)
     Depreciation and amortization included
       in segment losses (Includes
       restructuring charges, see Note 3) .........               40,215                2,896                43,111
  Total Assets ....................................              216,572               39,345               255,917


                                                                Domestic            Foreign             Total
                                                                --------            -------             -----
FISCAL YEAR ENDED SEPTEMBER 30, 1999 (IN THOUSANDS)
  Collectibles .....................................            $185,147            $29,282            $214,429
  Apparel and souvenirs ............................             113,606              6,316             119,922
  Other ............................................               7,669                425               8,094
                                                                --------            -------            --------
     Total segment revenue .........................             306,422             36,023             342,445
     Segment profits ...............................              50,657              6,166              56,823
     Depreciation and amortization included
       in segment profits ..........................              19,243              3,703              22,946
  Total Assets .....................................             296,849             43,212             340,061

FISCAL YEAR ENDED SEPTEMBER 30, 1998  (IN THOUSANDS)
  Collectibles .....................................            $140,445            $ 1,581            $142,026
  Apparel and souvenirs ............................             106,712                 --             106,712
  Other ............................................               3,139                 --               3,139
                                                                --------            -------            --------
     Total segment revenue .........................             250,296              1,581             251,877
     Segment profits ...............................              44,772                290              45,062
     Depreciation and amortization included
       in segment profits ..........................              11,688                151              11,839
  Total Assets .....................................            $269,596            $36,338            $305,934


Reconciliation of segment profits (losses) to consolidated income (loss) before taxes, is as follows: (in thousands)


                                                      2000                 1999                 1998
                                                    --------             --------             --------
Fiscal Year Ended September 30,
  Segment (losses) profits                          $(75,692)            $ 56,823             $ 45,062
  Settlement costs                                        --                3,600                  950
 Total other expense, net                             (6,987)              (6,328)              (3,134)
                                                    --------             --------             --------
 Consolidated (loss) income before taxes            $(82,679)            $ 46,895             $ 40,978
                                                    ========             ========             ========

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

Future lease receipts and payments under noncancellable operating leases and subleases are as follows (in thousands):

             Year Ending                       Lease      Sublease
            September 30,                    Payments     Receipts
            -------------                    --------     --------
               2001.......................   $  3,590     $  2,482
               2002.......................      3,173        2,070
               2003.......................      2,700          368
               2004.......................      2,191          334
               2005.......................      2,003          111
               Thereafter.................     14,081            0
                                             --------     --------
               Total......................   $ 27,738     $  5,365
                                             ========     ========


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

Future minimum annual guaranteed royalty payments under various licensing contracts are as follows (in thousands):

             Year Ending
            September 30,
               2001                          $ 15,440
               2002                            12,856
               2003                            11,393
               2004                            11,446
               2005                            11,087
               Thereafter                      12,915
                                             --------
               Total                         $ 75,137
                                             ========


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

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

                                    ADDITIONS

                                                                Charged to
                             Balance at       Charged to        other
                             beginning        costs and         accounts -       Deductions -       Balance at end
Description                  of period        expenses          describe         describe (A)       of period
-----------                  ---------        --------          --------         ------------       ---------
Allowance for doubtful        $1,421           $7,022                             $(5,051)              $3,392
accounts

Restructuring reserves            --           $5,800                             $(5,100)              $  700


                      FOR THE YEAR ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

                                    ADDITIONS

                                                                Charged to
                             Balance at       Charged to        other
                             beginning        costs and         accounts -       Deductions -       Balance at end
Description                  of period        expenses          describe         describe           of period
-----------                  ---------        --------          --------         --------           ---------
Allowance for doubtful          $986           $1,130                             $(695)              $1,421
accounts


                      FOR THE YEAR ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                    ADDITIONS

                                                                Charged to
                             Balance at       Charged to        other
                             beginning        costs and         accounts -       Deductions -       Balance at end
Description                  of period        expenses          describe         describe           of period
-----------                  ---------        --------          --------         --------           ---------
Allowance for doubtful          $837             $627                              $(478)                $986
accounts

(A) Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business and/or payments to date on cash charges.

                             EXHIBIT INDEX


Exhibit Number                         Description of Exhibit
--------------                     ------------------------------

     23                            Consent of Arthur Andersen, LLP