Form 10-Q
period 2000-12-31
ACTION PERFORMANCE COMPANIES INC
filed 2001-02-14
CIK 892147

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of February 13, 2001, there were outstanding 16,964,029 shares of the registrant's Common Stock, par value $.01 per share.

                       ACTION PERFORMANCE COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                December 31,   September 30,
                                                                                    2000            2000
                                                                                ------------   ------------
                                                                                (Unaudited)
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents ............................................      $  18,232       $  22,758
     Accounts receivable, net of allowance for
       doubtful accounts of  $3,489 and $3,392, respectively ..............         26,674          22,901
     Inventories ..........................................................         28,404          32,017
     Prepaid royalties ....................................................          8,225           7,262
     Estimated income tax receivable ......................................         17,819          14,000
     Deferred tax asset ...................................................          4,623           5,905
     Prepaid expenses and other assets ....................................          1,562           1,942
                                                                                 ---------       ---------
         Total current assets .............................................        105,539         106,785

PROPERTY AND EQUIPMENT, net ...............................................         49,022          48,204

GOODWILL AND OTHER INTANGIBLES, net .......................................         90,595          94,894

LONG-TERM DEFERRED TAX ASSET ..............................................             --           1,423

OTHER ASSETS, net .........................................................          5,174           4,611
                                                                                 ---------       ---------
                                                                                 $ 250,330       $ 255,917
                                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable .....................................................      $  13,879       $  16,510
     Accrued royalties ....................................................          8,067           9,998
     Accrued expenses and other ...........................................         12,480          14,250
     Current portion of long-term debt ....................................          1,487           1,503
                                                                                 ---------       ---------
         Total current liabilities ........................................         35,913          42,261
                                                                                 ---------       ---------

LONG-TERM DEBT:

     Convertible subordinated notes .......................................        100,000         100,000
     Other long-term debt .................................................          8,277           8,340
                                                                                 ---------       ---------
         Total long-term debt .............................................        108,277         108,340
                                                                                 ---------       ---------

MINORITY INTEREST .........................................................          2,916           2,598
                                                                                 ---------       ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

     Preferred stock, no par value, 5,000,000 shares
        authorized, no shares issued or outstanding .......................             --              --
     Common stock, $.01 par value, 25,000,000 shares authorized, 16,964,029
        and 16,964,029 shares issued, respectively ........................            170             170
     Additional paid-in capital ...........................................        102,805         102,813
     Treasury stock at cost, 772,000 and 592,000 shares, respectively .....         (7,049)         (6,520)
     Accumulated other comprehensive loss .................................         (5,140)         (6,639)
     Retained earnings ....................................................         12,438          12,894
                                                                                 ---------       ---------
         Total shareholders' equity .......................................        103,224         102,718
                                                                                 ---------       ---------
                                                                                 $ 250,330       $ 255,917
                                                                                 =========       =========

                 The accompanying notes are an integral part of
                        these consolidated balance sheets

                       ACTION PERFORMANCE COMPANIES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000 AND 1999

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           2000          1999
                                                         --------      --------
Sales:
     Collectibles .................................      $ 30,079      $ 35,843
     Apparel and souvenirs ........................        18,562        26,821
     Other ........................................         1,613         2,117
                                                         --------      --------
         Net sales ................................        50,254        64,781

Cost of sales .....................................        32,172        44,886
                                                         --------      --------

Gross profit ......................................        18,082        19,895

Operating expenses:
     Selling, general and administrative expenses .        14,867        20,347
     Amortization of goodwill and other intangibles         1,753         1,896
                                                         --------      --------
         Total operating expenses .................        16,620        22,243
                                                         --------      --------

Income (loss) from operations .....................         1,462        (2,348)

Other income (expense):
     Minority interests in earnings ...............          (318)         (210)
     Interest income and other, net ...............           178           778
     Interest expense .............................        (1,445)       (1,739)
                                                         --------      --------
         Total other income (expense), net ........        (1,585)       (1,171)
                                                         --------      --------

(Loss) before (benefit) from income taxes .........          (123)       (3,519)

(Benefit from) income taxes .......................           (50)       (1,390)
                                                         --------      --------

NET (LOSS) ........................................           (73)       (2,219)
                                                         --------      --------
     Other comprehensive income (loss) - currency
       translation adjustment .....................         1,499        (1,242)
                                                         --------      --------
     Comprehensive income (loss) ..................      $  1,426      $ (3,371)
                                                         ========      ========

NET (LOSS) PER COMMON SHARE:

     Basic ........................................      $  (0.00)     $  (0.13)
                                                         ========      ========
     Diluted ......................................      $  (0.00)     $  (0.13)
                                                         ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic ........................................        16,243        16,909
                                                         ========      ========
     Diluted ......................................        16,243        16,909
                                                         ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                 (IN THOUSANDS)

                                                                                        2000           1999
                                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net  (loss) ....................................................................      $    (73)      $ (2,129)
     Adjustments to reconcile net (loss) to
        net cash (used in) provided by operating activities:

     Deferred income taxes .....................................................         2,704             --
     Depreciation and amortization .............................................         6,216          6,186
     Undistributed earnings to minority shareholders ...........................           318            210
     Change in assets and liabilities, net of businesses acquired:
         Accounts receivable ...................................................        (3,502)         2,226
         Estimated income tax receivable .......................................        (3,819)            --
         Inventories ...........................................................         3,880          3,367
         Prepaid royalties .....................................................          (955)        (2,093)
         Prepaid expenses and other assets .....................................           (89)         1,977
         Accounts payable ......................................................        (3,013)        (9,790)
         Accrued royalties .....................................................        (1,941)        (5,982)
         Accrued expenses and other ............................................          (956)        (4,466)
                                                                                      --------       --------
              Net cash (used in) operating activities ..........................        (1,230)       (10,494)
                                                                                      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment .......................................        (6,902)        (7,671)
     Proceeds from sale of Fantasy Sports, net .................................         3,950             --
     Acquisition of businesses less cash acquired, and other intangibles .......            --         (3,121)
     Collection notes receivable ...............................................            --            145
                                                                                      --------       --------
              Net cash (used in) investing activities ..........................        (2,952)       (10,647)
                                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock
        upon exercise of stock options .........................................            --             89
     Repurchase of common stock for treasury ...................................          (529)        (3,532)
     Payments on long-term debt ................................................           (86)          (278)
                                                                                      --------       --------
              Net cash provided by (used in) financing activities ..............          (615)        (3,721)
                                                                                      --------       --------

     Effect of exchange rate changes on cash and cash equivalents ..............           271            187
                                                                                      --------       --------

     Net change in cash and cash equivalents ...................................        (4,526)       (24,675)
     Cash and cash equivalents, beginning of quarter ...........................        22,758         58,523
                                                                                      --------       --------
     Cash and cash equivalents, end of quarter .................................      $ 18,232       $ 33,848
                                                                                      ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ACTION PERFORMANCE COMPANIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


(1)      INTERIM FINANCIAL REPORTING

         The accompanying unaudited consolidated financial statements for Action Performance Companies, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending September 30, 2001. Certain immaterial prior period amounts have been reclassified to conform to the December 31, 2000 presentation. These financial statements should be read in conjunction with the Company's Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2000.

(2)      SUPPLEMENTAL CASH FLOW INFORMATION

         The supplemental cash flow disclosures and non-cash transactions for the three-month periods ended December 31, 2000 and 1999 are as follows (in thousands):

                                                                             2000         1999
                                                                           --------      ------
Supplemental disclosures:
     Interest paid................................................         $  2,682       1,740
     Income taxes paid............................................              117       3,021
Non-cash transactions:
     Debt and liabilities incurred or assumed in acquisitions.....               --       1,133

(3)      RECENT ACCOUNTING PRONOUNCEMENTS

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

         In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs (Issue 00-10). Issue 00-10, requires that all amounts billed to customers related to shipping and handling should be classified as revenues. In addition, Issue 00-10, specifies that the classification of shipping and handling cost is an accounting policy decision that should be disclosed pursuant to APB 22, Disclosure of Accounting Policies. A company may adopt a policy of including shipping and handling costs in cost of sales. If shipping and handling costs are not included in costs of sales, a company should disclose both the amount of such cost and the line item in the statement of operations which includes those costs. Issue 00-10 will be effective for the Company no later than the fourth quarter of the fiscal year ending September 30, 2001. The Company has yet to quantify the impact of adopting Issue 00-10 on Net Sales and on Cost of Sales.

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

(4)      SALE OF FANTASY SPORTS ENTERPRISES, INC.

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

                                                                   Domestic       Foreign       Total
                                                                   ---------     ---------    ---------
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 (IN THOUSANDS)
  Collectibles...................................................  $  23,686     $   6,393    $  30,079
  Apparel and souvenirs..........................................     16,856         1,706       18,562
  Other..........................................................      1,609             4        1,613
                                                                   ---------     ---------    ---------
   Total segment revenue ........................................     42,151         8,103       50,254
   Segment profit ...............................................        787           675        1,462
   Depreciation & amortization included
     in segment profit ..........................................      5,300           916        6,216

FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 (IN THOUSANDS)
  Collectibles...................................................  $  30,944     $   4,899    $  35,843
  Apparel and souvenirs..........................................     25,921           900       26,821
  Other..........................................................      2,117            --        2,117
                                                                   ---------     ---------    ---------
   Total segment revenue ........................................     58,982         5,799       64,781
   Segment profit (loss).........................................     (2,568)          220       (2,348)
   Depreciation & amortization included
     in segment profit (loss)....................................      5,936           250        6,186

Reconciliation of segment profit (loss) to consolidated income (loss) before taxes, is as follows: (in thousands)

                                                2000          1999
                                              -------       -------
FOR THE THREE MONTHS ENDED DECEMBER 31,
  Segment profits (loss) ...............      $ 1,462       $(2,348)
  Total other income (expense), net ....       (1,585)       (1,171)
                                              -------       -------
  Consolidated (loss) before taxes .....      $  (123)      $(3,519)
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

(7)      RESTRUCTURING CHARGES

         During fiscal year 2000, the company recorded significant charges from restructuring and other activities. The charges included provisions for the write-off of goodwill and other assets, endorsements, sponsorship commitments, employee severance and termination costs, and the withdrawal of the initial public offering of goracing.com. The initial cash charge of $5.8 million relating to these restructuring activities have been paid down to $0.7 million and $0.5 million as of September 30, 2000 and December 31, 2000 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We design and market licensed motorsports products, including die-cast scaled replicas of motorsports vehicles ("collectible products"), apparel, and souvenirs. Our vehicles are replicas of cars driven by individual drivers and are principally NASCAR and NHRA replicas although such vehicles also include sprint car, CART and Formula One replicas. Third parties manufacture all of our motorsports vehicles and most of our apparel and souvenirs, generally utilizing our designs, tools, and dies. We screen print and embroider a portion of the apparel that we sell in our Atlanta facility. Formula One vehicles and apparel are designed and marketed in our subsidiaries in Germany and the United Kingdom.

         Sales of collectible products represented approximately 59% and 63% of net sales in fiscal 2000 and 1999 and sales of apparel and souvenirs represented approximately 39% and 35% of net sales in such periods.

         Revenue is impacted positively and negatively by: the popularity and performance of drivers and teams under license, the popularity of motorsports and NASCAR in particular, and the general demand for licensed sports merchandise.

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

         -        freight charges.

         - additional charges related to lower than minimum order quantities, cancellation of specific purchase orders, and discounted sales.

 RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain expense and revenue items.

                                                                                    THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                 ------------------------
                                                                                   2000            1999
                                                                                 -------         --------
Sales:
     Collectibles sales, net......................................                  59.9%            55.3%
     Apparel and souvenir sales, net..............................                  36.9             41.4
     Other sales, net.............................................                   3.2              3.3
                                                                                 -------         --------
         Net sales................................................                 100.0            100.0
Cost of sales.....................................................                  64.0             69.3
                                                                                 -------         --------
Gross profit......................................................                  36.0             30.7
Selling, general and administrative expenses......................                  29.6             31.4
Amortization of goodwill and other intangibles....................                   3.5              2.9
                                                                                 -------         --------
Income (loss) from operations.....................................                   2.9             (3.6)
Minority interest in earnings.....................................                  (0.6)            (0.1)
Interest income (expense) and other, net..........................                  (2.5)            (1.8)
                                                                                 -------         --------
Income (loss) before (provision) benefit for income taxes.........                  (0.2)            (5.5)
(Provision) benefit for income taxes..............................                   0.1              2.2
                                                                                 -------         --------
Net income (loss).................................................                  (0.1)%           (3.3)%
                                                                                 =======         ========

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

         Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (our third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products and the first quarter is characterized by lower sales.

         Net sales decreased 22.4% to $50.3 million for the three months ended December 31, 2000 from $64.8 million for the three months ended December 31, 1999. The decrease in sales was primarily related to a continued softness in sports licensed merchandise sales, when compared with prior year sales. However, sales were 10% less than fourth quarter sales which is more consistent with historical patterns.

         Gross profit decreased to $18.1 million in the first quarter of fiscal 2001 from $19.9 million in the first quarter of fiscal 2000, but increased to 36% from 30.7% of net sales, respectively. The increase in gross profit as a percentage of net sales resulted from, reduced freight costs and change orders and increased sales of collectibles which typically provide higher margins than sales of our apparel and souvenir products.

         Selling, general and administrative expenses decreased to $14.9 million in the three-month period ended December 31, 2000 from $20.3 million in the three-month period ended December 31, 1999, and represents 29.6% and 31.4% of net sales, respectively. Such amounts included severance costs of $0.4 million in 2001 and costs related to the goracing initial public offering of $2.3 million in fiscal 2000. After considering these specific items, the decrease in such expenses as a percentage of sales resulted primarily from management and restructuring changes made in the fourth quarter of fiscal 2000 resulting in realized costs reductions.

         Amortization of goodwill and other intangibles decreased to $1.8 million for the three-month period ended December 31, 2000 from $1.9 million for the three-month period ended December 31, 1999. The decrease is related to the elimination of goodwill and related amortization from the sale of Fantasy Sports.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital position increased to $69.6 million at December 31, 2000 from $64.5 million at September 30, 2000. The increase of $6.3 million is primarily attributable to cash provided in operations, and our sale of Fantasy Sports and capital expenditures.

         Capital expenditures for the three-month period ended December 31, 2000 totaled approximately $6.9 million, related to our continued investment in tooling of which $3.1 million was applicable to our German subsidiary. We anticipate that our capital expenditures in fiscal 2001 will principally relate to expenditures for tooling. Our capital expenditures are not anticipated to exceed $17 million.

         On January 11, 1999, we acquired all of the outstanding stock of Goodsports, Holdings, Pty. Ltd., an Australian-based marketer of Formula One-related apparel and other merchandise. The consideration paid by our company consisted of the assumption of certain liabilities and contingent payments of up to $3.6 million to be paid over a four-year period based upon the attainment of certain performance objectives. We do not believe that any amount will be paid under these contingent payment commitments.

         On March 28, 2000, we signed a series of sublease agreements whereby a third-party assumed responsibility for all long-term lease obligations related to a physical facility and all related computer equipment related to our discontinued goracing.com operations. We remain the guarantor under the terms of the original agreement.

         During March 2000, we entered into an agreement with a third party to provide web-hosting environments for our company. The agreement provides for a three-year term, however, we terminated the agreement pursuant to its terms prior to December 2000. Monthly fees under this agreement were $87,000. Also during March 2000, we entered into a service agreement with our web hosting provider under which we are committed to purchase $2.0 million worth of normal business services over a two-year period. As of December 31, 2000, we had fulfilled approximately $0.9 million of our $2.0 million purchase commitment.

         In December 1999, our Board of Directors approved a program in which we may repurchase up to $40.0 million of our common stock in the open market or in privately negotiated transactions. The initial term of the repurchase program was for one year, subject to extension by the Board of Directors depending on market conditions.

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

         On September 29, 2000, we entered into a loan and security agreement with a subsidiary of Bank One, providing for borrowings of up to $30.0 million, subject to the limitation of a calculated borrowing base. The loan agreement replaced our previous credit agreement with First Union National Bank of North Carolina. The loan agreement consists of a $30.0 million revolving line of credit, which includes up to $15.0 million of stand-by letters of credit. The line of credit bears interest at a base rate plus 50 basis points, or LIBOR plus 250 basis points. A commitment fee of 0.5% of the average unused line of credit and 1.75-2.5% of the average unused letters of credit is payable annually on the loan. The loan agreement matures December 2002. We had outstanding letters of credit of approximately $3.9 million as of December 31, 2000 and $4.6 million as of September 30, 2000. The loan is secured principally by our inventory, receivables, and equipment and restricts the payment of dividends. The agreement contains covenants that require us to meet certain financial tests principally related to tangible net worth and EBITDA. Following our fourth quarter loss, we were in violation of these covenants. We have received a waiver of these covenant violations, and an amendment that reduces the assets available to be included in the calculated borrowing base by $5.0 million. As a result of this reduction and our intention of reducing outstanding receivables, we believe that the calculated borrowing base will generally be less than $30.0 million. We believe that the revised borrowing base will be adequate to cover our letter of credit and other liquidity needs for the next 12 months after considering anticipated cash flow from operations and the Federal Tax refund discussed above. An adverse change in economic conditions could materially affect our anticipated cash flow from operations.

         We filed a federal income tax return claim in January 2001 of approximately $17.8 million. We received the tax refund in February 2001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements, including statements regarding our business strategies, our business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K and Form 10-K/A for the year ended September 30, 2000, as filed with the Securities and Exchange Commission.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk is limited to interest rate risk associated with our credit instruments and foreign currency exchange rate risk associated with our foreign operations. We do not currently use and we have not historically used derivative financial instruments to manage or reduce market risk.

         At December 30, 2000, we had $100 million outstanding under our convertible subordinated notes at an interest rate of 4.75%, and approximately $9.8 million of debt outstanding at various rates and terms, principally under promissory notes and capital leases. Interest rates on these credit instruments are fixed and comparable to, or below, current market rates.

         The functional currency for our foreign operations are the Deutschmark, Australian Dollar and British pound sterling. As such, changes in exchange rates between those currencies and the U.S. dollar could adversely affect our future earnings. Given the level of income we currently derive from our foreign operations, we consider this exposure to be minimal.

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

                 Not applicable

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

                       ACTION PERFORMANCE COMPANIES, INC.

Signature                             Capacity                                        Date
---------                             --------                                        ----
/s/ Fred W. Wagenhals       Chairman of the Board, President, and              February 13, 2001
------------------------    Chief Executive Officer
Fred W. Wagenhals          (Principal Executive Officer)


/s/ R. David Martin         Chief Financial Officer, Director                  February 13, 2001
------------------------   (Principal Financial and Accounting Officer)
R. David Martin