Form 10-Q/A
period 2000-12-31
ACTION PERFORMANCE COMPANIES INC
filed 2001-02-15
CIK 892147

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

                       ACTION PERFORMANCE COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                December 31,   September 30,
                                                                                    2000            2000
                                                                                ------------   ------------
                                                                                (Unaudited)
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents ............................................      $  18,232       $  22,758
     Accounts receivable, net of allowance for
       doubtful accounts of  $3,489 and $3,392, respectively ..............         26,674          22,901
     Inventories ..........................................................         28,404          32,017
     Prepaid royalties ....................................................          8,225           7,262
     Estimated income tax receivable ......................................         17,819          14,000
     Deferred tax asset ...................................................          4,623           5,905
     Prepaid expenses and other assets ....................................          1,562           1,942
                                                                                 ---------       ---------
         Total current assets .............................................        105,539         106,785

PROPERTY AND EQUIPMENT, net ...............................................         49,022          48,204

GOODWILL AND OTHER INTANGIBLES, net .......................................         90,595          94,894

LONG-TERM DEFERRED TAX ASSET ..............................................             --           1,423

OTHER ASSETS, net .........................................................          5,174           4,611
                                                                                 ---------       ---------
                                                                                 $ 250,330       $ 255,917
                                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable .....................................................      $  13,879       $  16,510
     Accrued royalties ....................................................          8,067           9,998
     Accrued expenses and other ...........................................         12,097          14,250
     Current portion of long-term debt ....................................          1,487           1,503
                                                                                 ---------       ---------
         Total current liabilities ........................................         35,530          42,261
                                                                                 ---------       ---------

LONG-TERM DEBT:

     Convertible subordinated notes .......................................        100,000         100,000
     Other long-term debt .................................................          8,277           8,340
                                                                                 ---------       ---------
         Total long-term debt .............................................        108,277         108,340
                                                                                 ---------       ---------

MINORITY INTEREST .........................................................          2,916           2,598
                                                                                 ---------       ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

     Preferred stock, no par value, 5,000,000 shares
        authorized, no shares issued or outstanding .......................             --              --
     Common stock, $.01 par value, 25,000,000 shares authorized, 16,964,029
        and 16,964,029 shares issued, respectively ........................            170             170
     Additional paid-in capital ...........................................        102,805         102,813
     Treasury stock at cost, 772,000 and 592,000 shares, respectively .....         (7,049)         (6,520)
     Accumulated other comprehensive loss .................................         (5,140)         (6,639)
     Retained earnings ....................................................         12,821          12,894
                                                                                 ---------       ---------
         Total shareholders' equity .......................................        103,607         102,718
                                                                                 ---------       ---------
                                                                                 $ 250,330       $ 255,917
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

LIQUIDITY AND CAPITAL RESOURCES


         Our working capital position increased to $70.0 million at December 31, 2000 from $64.5 million at September 30, 2000. The increase of $6.3 million is primarily attributable to cash provided in operations, and our sale of Fantasy Sports and capital expenditures.


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