Form 10-Q
period 2001-03-31
ACTION PERFORMANCE COMPANIES INC
filed 2001-05-14
CIK 892147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended _____________

Commission file number 0-21630

ACTION PERFORMANCE COMPANIES, INC.
 (Exact Name of Registrant as Specified in Its Charter)

ARIZONA	86-0704792

(State of Incorporation)	(I.R.S. Employer Identification No.)

4707 E. Baseline Road
Phoenix, AZ 85040
(602) 337-3700

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2001
Common Stock, $0.01 Par Value	16,023,625 shares

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PERFORMANCE COMPANIES, INC.
Condensed Consolidated Balance Sheets
 March 31, 2001 and September 20, 2000
(in thousands, except per share data)

	March 31,	Sept. 30,
	2001	2000

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$35,559	$22,758

Accounts receivable, net	32,453	22,901

Inventories	26,255	32,017

Prepaid royalties	10,223	7,262

Estimated income tax receivable	—	14,000

Deferred tax asset	3,257	5,905

Prepaid expenses and other assets	1,742	1,942

Total Current Assets	109,489	106,785

Property and Equipment, net	43,324	46,066

Goodwill and Other Intangibles, net	89,188	94,894

Long-Term Deferred Tax Asset	—	1,423

Other Assets	5,082	6,749

	$247,083	$255,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$15,867	$16,510

Accrued royalties	11,099	9,998

Accrued expenses and other	14,377	14,250

Current portion of long-term debt	1,541	1,503

Total Current Liabilities	42,884	42,261

4 3/4% Convertible Subordinated Notes	81,900	100,000

Other Long-term Debt and Liabilities	9,243	8,340

Commitments and Contingencies	3,433	2,598

Minority Interests Shareholders’ Equity:

Common stock, $.01 par value, 25,000 shares authorized, 16,968 and 16,964 shares issued	170	170

Additional paid-in capital	103,298	102,813

Treasury stock at cost, 962 and 592 shares	(7,895)	(6,520)

Accumulated other comprehensive loss	(7,454)	(6,639)

Retained earnings	21,504	12,894

Total Shareholders’ Equity	109,623	102,718

	$247,083	$255,917

The accompanying notes are an integral part of these consolidated balance sheets.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations
 Three and Six Months Ended March 31, 2001 and 2000
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	2001	2000	2001	2000

Sales	$70,711	$58,069	$120,965	$122,850

Cost of sales	46,724	39,904	78,896	84,790

Gross profit	23,987	18,165	42,069	38,060

Operating expenses:

Selling, general and administrative	16,632	22,351	31,499	42,698

Amortization of intangibles	1,485	2,331	3,238	4,227

Total operating expenses	18,117	24,682	34,737	46,925

Income (loss) from operations	5,870	(6,517)	7,332	(8,865)

Other income (expense):

Minority interests	(517)	(341)	(835)	(551)

Interest and other, net	518	582	696	1,361

Interest expense	(1,541)	(1,427)	(2,986)	(3,167)

Total other expense, net	(1,540)	(1,186)	(3,125)	(2,357)

Income (loss) before provision for (benefit from) income taxes and extraordinary gain	4,330	(7,703)	4,207	(11,222)

Provision for (benefit from) income taxes	1,734	(3,565)	1,684	(4,955)

Income (loss) before extraordinary gain	2,596	(4,138)	2,523	(6,267)

Extraordinary gain, net of tax	6,087	—	6,087	—

Net income (loss)	8,683	(4,138)	8,610	(6,267)

Other comprehensive loss	(2,314)	(692)	(815)	(1,934)

Comprehensive income (loss)	$6,369	$(4,830)	$7,795	$(8,201)

EARNINGS PER COMMON SHARE:

Income (Loss) Before Extraordinary Gain-

Basic	$0.16	$(0.25)	$0.16	$(0.38)

Diluted	$0.16	$(0.25)	$0.16	$(0.38)

Extraordinary Gain-

Basic	$0.38	$—	$0.38	$—

Diluted	$0.38	$—	$0.37	$—

Net Income (Loss)-

Basic	$0.54	$(0.25)	$0.53	$(0.38)

Diluted	$0.53	$(0.25)	$0.53	$(0.38)

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
 Six Months Ended March 31, 2001 and 2000
(in thousands)

	Six Months Ended March,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$8,610	$(6,267)

Adjustments to reconcile net income to cash used in operations-

Deferred income taxes	5,907	—

Depreciation and amortization	13,659	14,154

Undistributed earnings from minority shareholders	835	551

Gain on extinguishment of debt	(9,663)	—

Gain on disposal of assets, net	(85)	(176)

Changes in assets and liabilities, net-

Increase in accounts receivable	(9,603)	8,427

Decrease in income tax receivable	17,819	—

Decrease in inventories	5,700	1,753

Other	(7,172)	(28,198)

Net cash from (used in) operations	26,007	(9,756)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net	(7,792)	(11,721)

Proceeds from sale of businesses and intangibles, net	3,847	—

Acquisitions of businesses and intangibles, net	—	(3,062)

Net cash used in investing activities	(3,945)	(14,783)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(7,841)	(1,981)

Treasury stock repurchases	(1,375)	(6,514)

Other	18	(689)

Net cash used in financing activities	(9,198)	(9,184)

Effect of exchange rates on cash and cash equivalents	(63)	668

Net change in cash and cash equivalents	12,801	(33,055)

Cash and cash equivalents, beginning of period	22,758	58,523

Cash and cash equivalents, end of period	$35,559	$25,468

Supplemental Disclosures:

Interest paid	$2,923	$1,091

Income taxes paid (refunded), net	(19,600)	3,417

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

INTERIM FINANCIAL REPORTING

The accompanying condensed consolidated financial statements for Action Performance Companies, Inc. and subsidiaries (the “Company”) have been prepared without audit by independent public accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended September 30, 2000, as amended. The results of operations for the interim periods are not necessarily indicative of the operating results that may be expected for the fiscal year ending September 30, 2001.

Certain immaterial prior period amounts have been reclassified to conform to the current year presentation.

GAIN ON EXTINGUISHMENT OF DEBT

The Company repurchased 4 3/4% convertible subordinated notes with a face value of $18.1 million in the three and six months ended March 31, 2001, at a gain of $6.1 million, net of tax. Since March 31, 2001, the Company has repurchased additional notes with a face value of $1.9 million, at a gain of $0.4 million, net of tax.

ISSUANCE OF WARRANTS

In March 2001, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $6.875 per share, the market price on the grant date, in connection with a license agreement. The warrants had a fair value of $472,500, as determined by the Black-Scholes option pricing method. Issuance resulted in increases in additional paid-in-capital and intangible assets. The intangible asset is being amortized through 2007.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the denominators in the EPS computations for income (loss) before extraordinary gain for the periods ended March 31 follow:

	Three Months Ended		Six Months Ended

	2001	2000	2001	2000

Basic —weighted average shares	16,043	16,748	16,141	16,666

Effect of dilutive stock options	162	—	97	—

Diluted —adjusted weighted average shares and assumed conversions	16,205	16,748	16,238	16,666

The numerator in the basic and diluted EPS computations for income (loss) before extraordinary gain is the income (loss) before extraordinary gain for the period. The impacts of outstanding 4 3/4 % convertible subordinated notes, warrants and other stock options could potentially dilute basic EPS in the future, but were not included in the calculation of diluted EPS because to do so would have been antidilutive for the periods presented.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business the Company is subject to certain lawsuits and asserted and unasserted claims. Management believes that the resolution of any such matters will not have a material adverse effect on the Company’s financial position or results of operations.

SALE OF FANTASY SPORTS ENTERPRISES, INC.

In October 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Fantasy Sports Enterprises, Inc. (“Fantasy Sports”) for approximately $3.5 million in cash. Fantasy Sports operates Fantasy Cup Auto Racing through its Web site at www.fantasycup.com. In connection with the acquisition, the Company recorded goodwill of approximately $4 million, to be amortized straight-line over a 15-year life. This transaction was accounted for as a purchase. In November 2000, Fantasy Sports was sold to Leisure Holdings LTD. for an aggregate sale price of $4.2 million. This transaction resulted in net proceeds to the Company of approximately $4 million, which approximated Fantasy Sports’ recorded book value of net assets.

RESTRUCTURING CHARGES

During fiscal year 2000, the Company recorded significant charges from restructuring and other activities. The charges included provisions for the write-off of goodwill and other assets, endorsements, sponsorship commitments, employee severance and termination costs, and the withdrawal of the initial public offering of goracing.com. The initial accruals of $5.8 million relating to these restructuring activities had been paid down to $0.7 million as of September 30, 2000. There are no remaining accruals related to these charges as of March 31, 2001, all amounts having been paid in cash.

SEGMENT REPORTING

The Company has two reportable segments based on geographic points of distribution: Domestic and Foreign. The reportable segments are based on operating divisions operating geographically within the continental United States as “Domestic” and abroad as “Foreign.” The Company evaluates performance and allocates resources based on segment profits. Segment profits are comprised of segment sales less cost of sales and selling, general and administrative expenses. Excluded from segment profits, however, are non-recurring costs, interest income, and interest expense. Financial information for the Company’s reportable segments follows, in thousands:

	Three Months Ended March 31,

	2001			2000

	Domestic	Foreign	Total	Domestic	Foreign	Total

Total segment revenue	$58,832	$11,879	$70,711	$49,589	$8,480	$58,069

Depreciation and amortization included in segment profit	6,416	1,027	7,443	7,729	239	7,968

Segment profit (loss)	3,989	1,881	5,870	(6,474)	(43)	(6,517)

	Six Months Ended March 31,

	2001			2000

	Domestic	Foreign	Total	Domestic	Foreign	Total

Total segment revenue	$100,988	$19,977	$120,965	$108,571	$14,279	$122,850

Depreciation and amortization included in segment profit	11,716	1,943	13,659	13,665	489	14,154

Segment profit (loss)	4,776	2,556	7,332	(6,791)	177	(6,614)

Segment profit (loss) totals equal consolidated income (loss) from operations except for the six months ended March 31, 2000. In that period, charges of $2.3 million related to the abandonment of goaracing.com were excluded from segment profit (loss).

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs (Issue 00-10). Issue 00-10, requires that all amounts billed to customers related to shipping and handling should be classified as sales. In addition, Issue 00-10, specifies that the classification of shipping and handling cost is an accounting policy decision that should be disclosed pursuant to APB 22, Disclosure of Accounting Policies. A company may adopt a policy of including shipping and handling costs in cost of sales. If shipping and handling costs are not included in cost of sales, a company should disclose both the amount of such costs and the line item in the statement of operations which includes those costs. Issue 00-10 will be effective for the Company no later than the fourth quarter of the fiscal year ending September 30, 2001. The Company has yet to quantify the impact of adopting Issue 00-10 on Sales and Cost of Sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs and markets licensed motorsports products, including collectible die-cast scaled replicas of motorsports vehicles apparel, and souvenirs. The die-cast vehicles are replicas of cars driven by individual drivers and are principally NASCAR, Formula One and NHRA replicas. Third parties manufacture all of the motorsports vehicles and most of the apparel and souvenirs, generally utilizing the Company’s designs, tools, and dies. The Company screen-prints and embroiders a portion of the apparel in an Atlanta facility. Formula One vehicles and apparel are designed and marketed by subsidiaries in Germany and the United Kingdom.

Revenue is impacted positively and negatively by the popularity and performance of drivers and teams under license, the popularity of motorsports, particularly NASCAR, and the general demand for licensed sports merchandise.

Cost of sales consists primarily of the cost of products procured from third-party manufacturers, royalty payments to licensors, and depreciation of tooling and dies. Significant factors affecting cost of sales as a percentage of net sales include:

•	the overall percentage of net sales represented by sales of die-cast collectible products, which typically carry higher gross margins than our other products,

•	the percentage of sales of die-cast collectible products represented by sales through the Collectors’ Club, which typically carry higher gross margins than sales of such products through wholesale distributors,

•	the effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales,

•	freight charges, and

•	additional charges related to lower than minimum order quantities, cancellation of specific purchase orders, and discounted sales.

Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (the third and fourth fiscal quarters) are historically characterized by higher sales of motorsports products and the first quarter is characterized by lower sales.

Results of Operations

The following table sets forth the percentage of total revenue represented by certain expense and revenue items for the periods ended March 31:

	Three Months Ended		Six Months Ended

	2001	2000	2001	2000

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	66.1	68.7	65.2	69.0

Gross profit	33.9	31.3	34.8	31.0

Selling, general and administrative expenses	23.5	38.5	26.0	34.8

Amortization of intangibles	2.1	4.0	2.7	3.4

Income (loss) from operations	8.3	(11.2)	6.1	(7.2)

Minority interests	(0.7)	(0.6)	(0.7)	(0.4)

Interest income (expense) and other, net	(1.5)	(1.5)	(1.9)	(1.5)

Income (loss) before income taxes and extraordinary gain	6.1	(13.3)	3.5	(9.1)

Income taxes	2.5	(6.2)	1.4	(4.0)

Income (loss) before extraordinary gain	3.6	(7.1)	2.1	(5.1)

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31 2000

Sales increased 21.8% to $70.7 million for the three months ended March 31, 2001 from $58.1 million in the prior year period. The sales growth reflects increasing consumer awareness of NASCAR racing in part as a result of increased media coverage of motorsports in the United States and new tracks opening this fiscal year. As a result of increased demand, the Company experienced strong sales in trackside and apparel operations. The Company, however, did not realize the full benefit from increased die-cast demand because of the 90-120 day lead-time required to produce die-cast replicas. Management anticipates that it will realize increased revenues from die-cast products in the third and fourth fiscal quarters because of increased scheduled production.

Gross profit improved to $24.0 million in the second quarter of fiscal 2001 from $18.2 million in the fiscal 2000 period. The gross profit percentage improved to 33.9% of sales from 31.3% of sales. The increase in gross profit as a percentage of sales resulted from reduced freight and production costs.

Selling, general and administrative expense decreased to $16.6 million in the three months ended March 31, 2001 from $22.4 million in the prior year period, and represents 23.5% and 38.5% of sales, respectively. The decrease as a percentage of sales resulted primarily from cost reductions realized from management and restructuring changes made in the third and fourth quarter of fiscal 2000.

Amortization of goodwill and other intangibles decreased to $1.5 million for the three months ended March 31, 2001 from $2.3 million for the three months ended March 31, 2000. The decrease is related to the elimination of goodwill and related amortization from the sale of Fantasy Sports and impairment write-offs of goodwill and other intangibles recorded in the third and fourth quarter of fiscal 2000.

Interest expense for the three months ended March 31, 2001 approximated interest expense for the comparable period in the prior year. The Company expects reductions in interest expense in the third and fourth quarter as a result of the repurchase of convertible subordinated notes discussed further in Liquidity and Capital Resources.

The Company’s effective tax rate of 40% in the 2001 three month periods compares to an effective tax rate of 46% for the 2000 quarter, and is consistent with the effective tax rate for the first quarter of 2001.

Six Months Ended March 31, 2001 Compared with Six Months Ended March 31 2000

Sales decreased 1.5% to $121.0 million for the six months ended March 31, 2001 from $122.9 million in the prior year period. During the first fiscal quarter 2001 the Company experienced softness in demand continuing from that experienced in fiscal 2000. In the first quarter, year-over-year sales decreased 22.4%. Strong demand in second quarter of 2001 allowed recovery of most of the shortfall.

Gross profit improved to $42.1 million in the first half of fiscal 2001 from $38.1 million in the fiscal 2000 period. The gross profit percentage improved to 34.8% of sales from 31.0% of sales. The increase in gross profit as a percentage of net sales resulted from reduced freight costs, change orders and other production costs.

Selling, general and administrative expense decreased to $31.5 million in the six months ended March 31, 2001 from $42.7 million in the prior year period, and represents 26.0% and 34.8% of sales, respectively. The decrease as a percentage of sales resulted primarily from cost reductions realized from management and restructuring changes made in the third and fourth quarter of fiscal 2000. Results for the prior-year period also included $2.3 million of charges related to abandonment of the goracing.com IPO.

Amortization of goodwill and other intangibles decreased to $3.2 million for the six months ended March 31, 2001 from $4.2 million in the prior year period. The decrease is related to the elimination of goodwill and related amortization from the sale of Fantasy Sports and impairment write-offs of goodwill and other intangibles recorded in the third and fourth quarter of fiscal 2000.

Interest expense for the six months ended March 31, 2001 approximated interest expense for the comparable period in the prior year. The Company expects reductions in interest expense in the third and fourth quarter as a result of the repurchase of convertible subordinated notes (see Liquidity and Capital Resources).

The Company’s effective tax rate of 40% in the 2001 six month period compares to an effective tax rate of 44% for the 2000 six month period.

Liquidity and Capital Resources

Working capital improved $2.1 million to $66.6 million at March 31, 2001 from $64.5 million at September 30, 2000. Cash increased $12.8 million to $35.6 million at March 31, 2001 from $22.8 million at September 30, 2000. Cash increased as a result of the Fantasy Sports sales proceeds of $3.8 million, receipt of a $17.8 million income tax refund and other operating activities, including net inventory reductions since September 30, 2000. The increases in cash were offset by reductions in cash for repurchases of convertible subordinated notes ($7.8 million), treasury stock ($1.4 million), expenditures for equipment ($7.8 million) and seasonal increases in accounts receivable and prepaid royalties ($12.5 million).

In March 2001, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $6.875 per share, the market price on the grant date, in connection with a license agreement. The warrants had a fair value of $472,500, as determined by the Black-Scholes option pricing method. Issuance resulted in increases in additional paid-in-capital and intangible assets. The intangible asset is being amortized through 2007.

The Company repurchased convertible subordinated notes with a face value of $18.1 million in the three and six months ended March 31, 2001, at a gain of $6.1 million, net of tax. Since March 31, 2001, the Company has repurchased additional notes with a face value of $1.9 million, at a gain of $0.4 million, net of tax.

Capital expenditures for the six months ended March 31, 2001 totaled $7.8 million, of which $3.0 million was applicable to foreign operations, and related principally to continued investments in tooling. Capital expenditures for fiscal year 2001 are not anticipated to exceed $17 million.

On September 29, 2000, the Company entered into a loan and security agreement (the “Credit Facility”) with a subsidiary of Bank One, providing for borrowings of up to $30.0 million, subject to the limitation of a calculated borrowing base. The Credit Facility replaced a previous credit agreement with First Union National Bank of North Carolina. The Credit Facility consists of a $30.0 million revolving line of credit, which includes up to $15.0 million of stand-by letters of credit. The line of credit bears interest at a base rate plus 50 basis points, or LIBOR plus 250 basis points. A commitment fee of 0.5% of the average unused line of credit and 1.75-2.5% of the average unused letters of credit is payable annually on the loan. The Credit Facility matures December 2002. Outstanding letters of credit totaled $2.9 million at March 31, 2001 and $4.6 million as of September 30, 2000. The Credit Facility is secured principally by inventory, receivables, and equipment and restricts the payment of dividends.

The Credit Facility contains covenants that require the Company to meet certain financial tests principally related to tangible net worth and EBITDA. The Company was in compliance with the covenants at March 31, 2001. The Company has never borrowed under the Credit Facility and does not anticipate the need to borrow under this facility for operating liquidity. Management believes that the Credit Facility will be adequate to cover letter of credit and other liquidity needs for the next 12 months after considering anticipated cash flows from operations.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements, including statements regarding the Company’s business strategies, business, and the industry in which it operates. These forward-looking statements are based primarily on management’s expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K, as amended for the year ended September 30, 2000, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk since yearend. The Company’s risk is limited to interest rate risk associated with credit instruments and foreign currency exchange rate risk associated with foreign operations. The Company has never used derivative financial instruments to manage or reduce market risk.

PART II —OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 30, 1999, a class action lawsuit was filed against the Company in the United States District Court for the District of Arizona, case No. CIV’99 2106 PHXROS. Fred W. Wagenhals, director and officer of the Company, and Tod J. Wagenhals and Christopher S. Besing, former directors and officers of the Company, were also named as defendants. The lawsuit alleges that the Company and the other defendants violated the Securities Exchange Act of 1934 by (a) making allegedly false statements about the state of our business and shipment of certain products to a customer, or (b) participating in a fraudulent scheme that was intended to inflate the price of our common stock. The alleged class of plaintiffs consists of all persons who purchased our publicly traded securities between July 27, 1999 and December 16, 1999. The plaintiffs are requesting an unspecified amount of monetary damages. The Company filed a motion to dismiss this lawsuit, which is scheduled for hearing in May 2001. Management intends to vigorously defend this lawsuit.

ITEM 2. Changes in Securities

During March 2001, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $6.875 per share, the market price on the date of grant, in connection with a license agreement. The Company issued the warrants without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. Defaults Upon Securities

Not applicable

ITEM 4. Submissions of Matters to a Vote of Security Holders

The Company’s 2001 Annual Meeting of Shareholders was held on May 7, 2001. The following nominees were elected to the Company’s Board of Directors to serve as directors until their successors are elected and qualified: Fred W. Wagenhals, R. David Martin, Melodee L. Volosin, John S. Bickford, Sr., Jack M. Lloyd, Edward J. Bauman, Herbert M. Baum, Lowell L. Robertson. The shareholders also ratified the appointment of Arthur Andersen LLP as independent public accountants of the Company for 2001, by the following vote. For: 14,562,210, Against: 373,605, Abstention: 23,409 Broker Non-Vote: 372,390.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits —Not applicable

(b)	Reports on Form 8-K —None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date

/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	May 9, 2001

/s/ R. David Martin R. David Martin	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	May 9, 2001