Form 10-Q
period 2001-06-30
ACTION PERFORMANCE COMPANIES INC
filed 2001-08-14
CIK 892147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ended _____________

Commission file number 0-21630

ACTION PERFORMANCE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

ARIZONA (State of Incorporation)	86-0704792 (I.R.S. Employer Identification No.)

4707 E. Baseline Road
Phoenix, AZ 85042
(602) 337-3700

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.01 Par Value	OUTSTANDING AT JULY 31, 2001 16,968,030 shares

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PERFORMANCE COMPANIES, INC.
Condensed Consolidated Balance Sheets
June 30, 2001 and September 30, 2000
(in thousands, except per share data)

	June 30,	Sept. 30,
	2001	2000

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$40,374	$22,758

Accounts receivable, net	44,305	22,901

Inventories	27,080	32,017

Prepaid royalties	12,419	7,262

Estimated income tax receivable	—	14,000

Deferred tax asset	3,257	5,905

Prepaid expenses and other assets	2,167	1,942

Total Current Assets	129,602	106,785

Property and Equipment, net	39,540	46,066

Goodwill and Other Intangibles, net	88,409	94,894

Long-Term Deferred Tax Asset	—	1,423

Other Assets	4,457	6,749

	$262,008	$255,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$16,714	$16,510

Accrued royalties	16,586	9,998

Accrued expenses and other	15,500	14,250

Current portion of long-term debt	1,278	1,503

Total Current Liabilities	50,078	42,261

4 3/4% Convertible Subordinated Notes	60,833	100,000

Other Long-Term Debt and Liabilities	8,938	8,340

Commitments and Contingencies

Minority Interests	3,877	2,598

Shareholders’ Equity:

Common stock, $.01 par value, 25,000 shares authorized, 17,204 and 16,964 shares issued	172	170

Additional paid-in capital	116,726	102,813

Accumulated other comprehensive loss	(8,157)	(6,639)

Retained earnings	31,713	12,894

Treasury stock, at cost, 263 and 592 shares	(2,172)	(6,520)

Total Shareholders’ Equity	138,282	102,718

	$262,008	$255,917

The accompanying notes are an integral part of these consolidated balance sheets.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations
Three and Nine Months Ended June 30, 2001 and 2000
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	2001	2000	2001	2000

Sales	$92,102	$76,055	$213,067	$198,905

Cost of sales	58,456	61,064	137,352	145,854

Gross profit	33,646	14,991	75,715	53,051

Operating expenses:

Selling, general and administrative	17,951	33,446	49,450	76,144

Amortization of intangibles	1,509	9,216	4,747	13,443

Total operating expenses	19,460	42,662	54,197	89,587

Income (loss) from operations	14,186	(27,671)	21,518	(36,536)

Other income (expense):

Minority interests	(444)	(9)	(1,279)	(283)

Interest and other, net	(112)	(401)	584	682

Interest expense	(1,169)	(2,299)	(4,155)	(5,465)

Total other expense, net	(1,725)	(2,709)	(4,850)	(5,066)

Income (loss) before income tax provision (benefit) and extraordinary gain	12,461	(30,380)	16,668	(41,602)

Income tax provision (benefit)	4,233	(6,809)	5,917	(11,765)

Income (loss) before extraordinary gain	8,228	(23,571)	10,751	(29,837)

Extraordinary gain, net of tax	1,981	—	8,068	—

Net income (loss)	10,209	(23,571)	18,819	(29,837)

Other comprehensive loss	(703)	(349)	(1,518)	(2,283)

Comprehensive income (loss)	$9,506	$(23,920)	$17,301	$(32,120)

EARNINGS PER COMMON SHARE:

Income (Loss) Before Extraordinary Gain, net of tax-

Basic	$0.51	$(1.44)	$0.67	$(1.80)

Diluted	$0.48	$(1.44)	$0.66	$(1.80)

Extraordinary Gain, net of tax-

Basic	$0.12	$—	$0.50	$—

Diluted	$0.10	$—	$0.49	$—

Net Income (Loss)-

Basic	$0.63	$(1.44)	$1.17	$(1.80)

Diluted	$0.58	$(1.44)	$1.15	$(1.80)

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2001 and 2000
(in thousands)

	Nine Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$18,819	$(29,837)

Adjustments to reconcile net income to cash used in operations-

Deferred income taxes	5,907	(10,110)

Depreciation and amortization	21,050	18,450

Gain on extinguishment of debt	(12,807)	—

Undistributed earnings from minority shareholders	1,279	(5)

Loss (gain) on sale of property and equipment	372	(176)

Tax benefit on stock option exercises	809	—

Non cash special charges	—	30,220

Changes in assets and liabilities, net-

Increase in accounts receivable	(21,688)	(49)

Decrease in income tax receivable	17,819	—

Decrease in inventories	4,742	1,779

Other	(340)	(18,899)

Net cash from (used in) operations	35,962	(8,627)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net	(10,872)	(14,806)

(Acquisition) disposition of Fantasy Sports, net of costs	3,847	(3,063)

Acquisition of Winner’s Circle, net of costs	(1,335)	—

Notes receivable issuances	—	(1,800)

Net cash used in investing activities	(8,360)	(19,669)

CASH FLOWS FROM FINANCING ACTIVITIES:

Long-term debt repayments	(10,538)	(2,252)

Treasury stock repurchases	(1,385)	(6,514)

Stock option exercise proceeds	2,051	192

Net cash used in financing activities	(9,872)	(8,574)

Effect of exchange rates on cash and cash equivalents	(114)	257

Net change in cash and cash equivalents	17,616	(36,613)

Cash and cash equivalents, beginning of period	22,758	58,523

Cash and cash equivalents, end of period	$40,374	$21,910

Supplemental Disclosures:

Interest paid	$4,981	$5,899

Income taxes paid (refunded), net	(17,131)	3,155

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

INTERIM FINANCIAL REPORTING

The accompanying condensed consolidated financial statements for Action Performance Companies, Inc. and subsidiaries have been prepared without audit by independent public accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, all normal recurring adjustments necessary for a fair statement of financial position and results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2000, as amended. The results of operations for the interim periods are not necessarily indicative of the operating results that may be expected for the fiscal year ending September 30, 2001.

Certain prior period amounts have been reclassified to conform to the current year presentation.

GAIN ON EXTINGUISHMENT OF DEBT

We repurchased 4 3/4% convertible subordinated notes with a face value of $21.1 and $39.2 million in the three and nine months ended June 30, 2001, at gains of $2.0 million and $8.1 million, net of tax.

ACQUISITIONS

Effective May 2001, we acquired Hasbro’s “Winner’s Circle™” brand name and related die-cast inventory and tooling (Winner’s Circle). We allocated $0.5 million of the initial $1.3 million purchase price to tooling and inventory, and the remainder to the trademark and a non-complete agreement. As additional consideration, we agreed to pay 3% of related product sales to Hasbro, quarterly, for the next five years. The additional consideration will be added to the price of the trademark quarterly. We began designing, manufacturing and marketing licensed die-cast racecar toy replicas for the mass retail market in May 2001.

ISSUANCE OF WARRANTS

In March 2001, we issued warrants to purchase 75 thousand shares of common stock at an exercise price of $6.875 per share, the fair market value on the grant date, in connection with a license agreement. The warrants had a fair value of $473 thousand as determined by the Black-Scholes option pricing method. Issuance resulted in increases in additional paid-in-capital and intangible assets. The intangible asset is being amortized through 2007.

SALE OF FANTASY SPORTS ENTERPRISES, INC.

In October 1999, we acquired substantially all of the assets and assumed certain liabilities of Fantasy Sports Enterprises, Inc. (Fantasy Sports) for approximately $3.5 million in cash. Fantasy Sports operated Fantasy Cup Auto Racing through its Web site at www.fantasycup.com. In connection with the acquisition, we recorded goodwill of approximately $4 million, to be amortized straight-line over a 15-year life. In November 2000, Fantasy Sports was sold for an aggregate sale price of $4.2 million. This transaction resulted in net proceeds of approximately $4 million, which approximated Fantasy Sports’ recorded book value of net assets.

SPECIAL CHARGES

During fiscal year 2000, we recorded significant charges from restructuring and other activities. The charges included provisions for the write-off of goodwill and other assets, endorsements, sponsorship commitments, employee severance and termination costs, and the withdrawal of the initial public offering of goracing.com. The initial accruals of $5.8 million relating to these restructuring activities had been paid down to $0.7 million as of September 30, 2000. There are no remaining accruals related to these charges as of June 30, 2001, all amounts having been paid in cash.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business we are subject to certain lawsuits and asserted and unasserted claims. We believe that the resolution of any such matters will not have a material adverse effect on financial position or results of operations.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the numerators and denominators in the EPS computations for income (loss) before extraordinary gain for the periods ended June 30 follow:

	Three Months Ended		Nine Months Ended

	2001	2000	2001	2000

NUMERATOR:

Basic – income (loss) before extraordinary gain	$8,228	$(23,571)	$10,751	$(29,837)

Effect of dilutive convertible subordinated notes	593	—	—	—

Diluted – adjusted income (loss) before extraordinary gain and assumed conversions	$8,821	$(23,571)	$10,751	$(29,837)

DENOMINATOR:

Basic – weighted average shares	16,138	16,358	16,142	16,563

Effect of dilutive stock options	729	—	283	—

Effect of dilutive convertible subordinated notes	1,649	—	—	—

Diluted – adjusted weighted average shares and assumed conversions	18,516	16,358	16,425	16,563

The impacts of outstanding 4 3/4% convertible subordinated notes were not included in the calculation of diluted EPS for the nine months ended June 30, 2001, because to do so would be antidilutive. At June 30, 2001, options were outstanding for the purchase of 738 thousand shares of common stock at an average price of $19.62. The options could potentially dilute EPS in the future, but were not included in the calculation of diluted EPS for the nine months ended June 30, 2001, because to do so would be antidilutive. In July 2001, we issued options on 328 thousand shares at a price of $20.80 per share. These options also could potentially dilute EPS in the future.

SEGMENT REPORTING

We have two reportable segments based on geographic points of distribution: Domestic and Foreign. The reportable segments are based on operating divisions operating geographically within the continental United States as “Domestic” and abroad as “Foreign.” We evaluate performance and allocate resources based on segment profits. Segment profits are comprised of segment sales less cost of sales and selling, general and administrative expenses. Excluded from segment profits, however, are non-recurring costs, interest income, and interest expense. Financial information for the reportable segments follows, in thousands:

	Three Months Ended June 30,

	2001			2000

	Domestic	Foreign	Total	Domestic	Foreign	Total

Total segment revenue	$81,929	$10,173	$92,102	$67,079	$8,976	$76,055

Depreciation and amortization included in segment profit	6,441	950	7,391	10,384	1,475	11,859

Segment profit (loss)	12,583	1,603	14,186	(28,424)	753	(27,671)

	Nine Months Ended June 30,

	2001			2000

	Domestic	Foreign	Total	Domestic	Foreign	Total

Total segment revenue	$182,917	$30,150	$213,067	$175,650	$23,255	$198,905

Depreciation and amortization included in segment profit	18,157	2,893	21,050	24,049	1,964	26,013

Segment profit (loss)	17,359	4,159	21,518	(37,466)	930	(36,536)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs (Issue 00-10). Issue 00-10, requires that all amounts billed to customers related to shipping and handling should be classified as sales. In addition, Issue 00-10, specifies that the classification of shipping and handling cost is an accounting policy decision that should be disclosed pursuant to APB 22, Disclosure of Accounting Policies. A company may adopt a policy of including shipping and handling costs in cost of sales. If shipping and handling costs are not included in cost of sales, a company should disclose both the amount of such costs and the line item in the statement of operations that includes those costs. We will need to reclassify fees and costs to comply with these classification guidelines in the September 30, 2001 financial statements and in all comparative financial statements presented. We have not quantified the impact of adopting Issue 00-10 on sales and cost of sales, and currently classify amounts billed for freight as a reduction of cost of sales.

In June 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets. With the adoption of Statement No. 142, goodwill is no longer subject to amortization over its useful life; rather goodwill will be subject to an impairment test, based on fair value, at least annually. Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through a contractual or other legal right, or if it can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. We must adopt the statement and discontinue amortizing goodwill effective October 1, 2002, but may early adopt effective October 1, 2001. We have not quantified the impact of adoption on our financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design and market licensed motorsports products, including collectible die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. The die-cast vehicles are replicas of cars driven by individual drivers and are principally NASCAR, Formula One and NHRA replicas. Third parties manufacture all of the motorsports vehicles and most of the apparel and souvenirs, generally utilizing our designs, tools, and dies. We screen-print and embroider a portion of the apparel in an Atlanta facility. Formula One vehicles and apparel are designed and marketed by subsidiaries in Germany and the United Kingdom.

Revenue is impacted positively and negatively by the popularity and performance of drivers and teams under license, the popularity of motorsports, particularly NASCAR, and the general demand for licensed sports merchandise.

Cost of sales consists primarily of the cost of products procured from third-party manufacturers, freight charges, royalty payments to licensors, and depreciation of tooling and dies. Significant factors affecting cost of sales as a percentage of sales include:

•	product mix and age of product,

•	the effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales,

•	freight charges, and

•	additional charges related to lower than minimum order quantities, cancellation of specific purchase orders, and discounted sales.

Because the auto racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (the third and fourth fiscal quarters) are historically characterized by higher sales of motorsports products and the first quarter is characterized by lower sales.

Results of Operations

The following table sets forth the percentage of total revenue represented by certain expense and revenue items for the periods ended June 30:

	Three Months Ended		Nine Months Ended

	2001	2000	2001	2000

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	63.5	80.3	64.5	73.3

Gross profit	36.5	19.7	35.5	26.7

Selling, general and administrative expenses	19.5	44.0	23.2	38.3

Amortization of intangibles	1.6	12.1	2.2	6.8

Income (loss) from operations	15.4	(36.4)	10.1	(18.4)

Minority interests	(0.5)	(0.0)	(0.6)	(0.1)

Interest income (expense) and other, net	(1.4)	(3.5)	(1.7)	(2.4)

Income (loss) before income taxes and extraordinary gain	13.5	(39.9)	7.8	(20.9)

Income taxes	4.6	(8.9)	2.8	(5.9)

Income (loss) before extraordinary gain	8.9	(31.0)	5.0	(15.0)

Special Charge in Fiscal 2000

In the prior year quarter ended June 30, we recorded charges totaling $15.2 million arising from our decision to abandon the goracing.com Internet strategy, including withdrawal of its initial public offering. The charges included provisions for the write-off of goodwill, endorsements and sponsorship commitments, and employee severance and termination costs. These restructuring special charges are summarized below, in millions:

Selling, general and administrative-

Professional fees	$0.8

Employee severance and termination costs	0.7

Endorsements and sponsorships	4.3

Accounts receivable and prepaids	1.5

Other assets	0.3

Selling, general and administrative	7.6

Amortization of goodwill and intangibles	7.6

$15.2

We also recorded other charges totaling $15.0 million in the three months ended June 30, 2000. These charges were comprised of a $5.1 million write-down related to excess inventories based in part on anticipated sponsorships, and driver and marketing programs which did not materialize; a $3.0 million provision for vendor discounts which were anticipated but not received due to lower than anticipated volumes; a 1.0 million write-off of an equity investment; and approximately $5.9 million in other asset impairments, primarily additional receivable reserves based on current information regarding the collectibility of certain customer account balances. These other special charges are summarized below, in millions:

Cost of sales-

Inventory write-downs	$5.1

Vendor discounts	3.0

Cost of sales	8.1

Selling, general and administrative-

Accounts receivable and prepaids	4.2

Other assets	1.7

Selling, general and administrative	5.9

Other income/expense — Equity investments	1.0

$15.0

The nine-month period ended June 30, 2000, reflects the impact of the $15.2 million goracing.com related charge, the $15.0 million of other charges and a $2.3 million charge to selling, general and administrative recorded in the second fiscal 2000 quarter related to the withdrawal of the goracing.com initial public offering.

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Sales increased 21.1% to $92.1 million for the three months ended June 30, 2001, from $76.1 million in the prior year period. Increased consumer awareness of NASCAR racing resulted in strong demand for NASCAR related products. Network media coverage of NASCAR and new tracks opening in Chicago and Kansas City this fiscal year have contributed to this increased consumer awareness. As a result of increased demand and product availability, sales increased in trackside and apparel operations this quarter. Same race sales at trackside increased 43% from the prior year. Product to meet increased die-cast demand was not available for shipment to customers until late in the third quarter because of the 90-120 day lead-time required to produce and ship die-cast replicas. In June, we had product available to ship to customers to meet this increased die-cast demand. We anticipate that revenues from die-cast products in the fourth fiscal quarter will continue to reflect increased scheduled production.

Gross profit improved to $33.6 million in the third quarter of fiscal 2001 from $15.0 million in the fiscal 2000 period. The prior year gross profit included $8.1 million of special charges. The gross profit percentage improved to 36.5% of sales from 30.4% of sales, after effecting for the special charges. The increase in gross profit as a percentage of sales resulted from reduced freight, product and production costs, and the leverage attained from higher production quantities with relatively fixed tooling and die depreciation costs.

Selling, general and administrative expense decreased to $18.0 million in the three months ended June 30, 2001, from $33.4 million in the prior year period. The prior year period included $13.5 million of special charges. Selling, general and administrative, excluding the special charges, represent 19.5% and 26.1% of sales, respectively. The decrease as a percentage of sales resulted primarily from cost reductions realized from management and restructuring changes made in the third and fourth quarter of fiscal 2000.

Amortization of goodwill and other intangibles decreased to $1.5 million for the three months ended June 30, 2001, from $9.2 million for the three months ended June 30, 2000. The $7.7 million decrease between years is primarily the result of the $7.6 million special charge included in the prior year period.

Interest expense of $1.2 million for the three months ended June 30, 2001, was $1.1 million lower than interest expense for the comparable period in the prior year. The reduction in interest expense is primarily the result of the convertible subordinated note repurchases discussed further in Liquidity and Capital Resources, and other long-term debt and liabilities reductions since last third quarter.

The effective tax rate of 34.0% in the 2001 third fiscal quarter reflects current expectations that the effective tax rate for fiscal 2001 will be approximately 35%. The 35% projected effective rate reflects the ability to utilize certain net timing differences that had not previously been recognized for accounting purposes because of prior operating losses.

Nine Months Ended June 30, 2001 Compared with Nine Months Ended June 30, 2000

Sales increased 7.1% to $213.1 million for the nine months ended June 30, 2001 from $198.9 million in the prior year period. After a weak first quarter, strong demand in second quarter and third quarter of 2001 resulted in sales increases of approximately 21% in each quarter, yielding a net increase year-to-date. Increased consumer awareness of NASCAR racing resulted in strong demand in the second and third quarter for NASCAR related products. As a result of increased demand and product availability, sales in trackside and apparel operations increased in the second and third quarters. Product to meet increased die-cast demand was not available for shipment to customers until late in the third quarter because of the 90-120 day lead-time required to produce and ship die-cast replicas. In June, we had product available to ship to customers to meet this increased die-cast demand. We anticipate that revenues from die-cast products in the fourth fiscal quarter will continue to reflect increased scheduled production.

Gross profit improved to $75.7 million in the first nine months of fiscal 2001 from $53.1 million in the fiscal 2000 period. The prior year period included $8.1 million of special charges. The gross profit percentage improved to 35.5% of sales from 30.8% of sales, after effecting for the special charges. The increase in gross profit as a percentage of sales resulted from reduced freight, product and production costs and the leverage attained from higher production quantities with relatively fixed tooling and die depreciation costs.

Selling, general and administrative expense decreased to $49.5 million in the nine months ended June 30, 2001 from $76.1 million in the prior year period. The prior year period included $13.5 million of special charges recorded in the third quarter of 2000 and $2.3 million of special charges recorded in the second quarter of 2000. Selling, general and administrative, excluding the special charges, represented 23.2% of sales in 2001 and 30.3% of sales in 2000. The decrease as a percentage of sales resulted primarily from cost reductions realized from management and restructuring changes made in the third and fourth quarter of fiscal 2000.

Amortization of goodwill and other intangibles decreased to $4.7 million for the nine months ended June 30, 2001 from $13.4 million in the prior year period. The prior year period included $7.6 million of special charges. The $1.1 million decrease, net of the special charge, is related to the elimination of goodwill and related amortization from the sale of Fantasy Sports and the reductions in amortization expense as a result of the impairment write-offs of goodwill and other intangibles recorded in the third and fourth quarter of fiscal 2000.

Interest expense for the nine months of $4.2 million was $1.3 million lower than interest expense for the comparable period in the prior year. The reduction in interest expense is primarily the result of the convertible subordinated note repurchases discussed further in Liquidity and Capital Resources and other long-term debt and liabilities reductions since last year.

The effective tax rate of 35.5% in the 2001 period reflects current expectations that the effective tax rate for fiscal 2001 will be approximately 35%. The 35% projected effective rate reflects the ability to utilize certain net timing differences that had not previously been recognized for accounting purposes because of prior operating losses.

Liquidity and Capital Resources

Working capital improved $15.0 million to $79.5 million at June 30, 2001, from $64.5 million at September 30, 2000. Cash increased $17.6 million to $40.4 million at June 30, 2001, from $22.8 million at September 30, 2000. Cash increased as a result of the Fantasy Sports sales proceeds ($3.8 million), receipt of an income tax refund ($17.8 million), proceeds upon exercise of stock options ($2.1 million) and other operating activities, including net inventory reductions since September 30, 2000. The increases in cash were offset by reductions in cash for repurchases of convertible subordinated notes ($9.1 million), treasury stock ($1.4 million), Winner’s Circle acquisition ($1.3 million), expenditures for equipment ($11.3 million) and seasonal increases in accounts receivable ($21.4 million).

In March 2001, we issued warrants to purchase 75 thousand shares of common stock at an exercise price of $6.875 per share, the fair market value on the grant date, in connection with a license agreement. The warrants had a fair value of $473 thousand, as determined by the Black-Scholes option pricing method. Issuance resulted in increases in additional paid-in-capital and intangible assets. The intangible asset is being amortized through 2007.

We repurchased 4 3/4% convertible subordinated notes with a face value of $21.1 and $39.2 million in the three and nine months ended June 30, 2001, at gains of $2.0 million and $8.1 million, net of tax. The notes were repurchased using $9.1 million in cash and 704 thousand shares of common stock with a market value of $16.2 million. The stock was reissued from treasury. The difference between the $5.8 million cost and the $16.2 million market value of the shares increased additional paid-in capital.

In July 2000 we paid $4.0 million in cash to settle a long-term obligation, extending through 2007, and valued at $4.8 million, which remained from the 1997 acquisition of Revell’s die-cast business. The settlement also eliminated future contingent royalty payments by Action, for trademark usage, through 2007. The $0.8 million benefit from the settlement will be recorded as an extraordinary gain in the fourth quarter.

Capital expenditures for the nine months ended June 30, 2001, totaled $10.9 million, of which $4.1 million was applicable to foreign operations, and related principally to ongoing investments in tooling. Capital expenditures for fiscal year 2001 are not expected to exceed $17 million.

On September 29, 2000, we entered into a loan and security agreement (the Credit Facility) with a subsidiary of Bank One, providing for borrowings of up to $30.0 million, subject to the limitation of a calculated borrowing base. The Credit Facility replaced a previous credit agreement with First Union National Bank of North Carolina. The Credit Facility consists of a $30.0 million revolving line of credit, which includes up to $15.0 million of stand-by letters of credit. The line of credit bears interest at a base rate plus 50 basis points, or LIBOR plus 250 basis points. A commitment fee of 0.5% of the average unused line of credit and 1.75-2.5% of the average unused letters of credit is payable annually on the loan. The Credit Facility matures December 2002. Outstanding letters of credit totaled $2.9 million at June 30, 2001 and $4.6 million as of September 30, 2000. The Credit Facility is secured principally by inventory, receivables, and equipment and restricts the payment of dividends.

Under the Credit Facility we are required to meet certain financial tests principally related to tangible net worth and fixed charge coverage. We were compliance with the covenants at June 30, 2001. We have never borrowed under the Credit Facility and do not anticipate the need to borrow under this facility for operating liquidity. We believe that the Credit Facility will be adequate to cover letter of credit and other liquidity needs for the next 12 months after considering anticipated cash flows from operations.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements, including statements regarding business strategies, business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K, as amended for the year ended September 30, 2000, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk since year-end. The risk is limited to interest rate risk associated with credit instruments and foreign currency exchange rate risk associated with foreign operations. We have never used derivative financial instruments to manage or reduce market risk.

PART II —OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 30, 1999, a class action lawsuit was filed against the company in the United States District Court for the District of Arizona, case No. CIV’99 2106 PHXROS. Fred W. Wagenhals, director and officer of The Company, and Tod J. Wagenhals and Christopher S. Besing, former directors and officers of the company, were also named as defendants. The lawsuit alleges that the company and the other defendants violated the Securities Exchange Act of 1934 by (a) making allegedly false statements about the state of our business and shipment of certain products to a customer, or (b) participating in a fraudulent scheme that was intended to inflate the price of our common stock. The alleged class of plaintiffs consists of all persons who purchased our publicly traded securities between July 27, 1999 and December 16, 1999. The plaintiffs requested an unspecified amount of monetary damages. On July 10, 2001 the court granted our motion to dismiss this lawsuit, without prejudice. If plaintiffs do not file an amended complaint, the court will dismiss the case. We intend to continue to vigorously defend this lawsuit, should plaintiffs pursue further action.

ITEM 2. Changes in Securities and Use if Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submissions of Matters to a Vote of Security Holders

The 2001 Annual Meeting of Shareholders was held on May 7, 2001. As disclosed in the March 31, 2001 Form 10-Q, the shareholders elected and qualified the Board of Directors and ratified the appointment of Arthur Andersen LLP as our independent public accountants for 2001.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits —Not applicable

(b)  Reports on Form 8-K —None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date

/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	August 10, 2001

/s/ R. David Martin R. David Martin	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	August 10, 2001