Form 10-K
period 2001-09-30
ACTION PERFORMANCE COMPANIES INC
filed 2001-12-26
CIK 892147

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2001

Commission file number 0-21630

ACTION PERFORMANCE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

ARIZONA (State of Incorporation)	86-0704792 (I.R.S. Employer Identification No.)

4707 E. Baseline Road
Phoenix, Arizona 85042
(602) 337-3700
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Common Stock held by nonaffiliates of the registrant (15,258,595 shares) based on the closing price of the registrant’s Common Stock as reported on the Nasdaq National Market on December 12, 2001, was $534,050,825. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 12, 2001, there were outstanding 17,343,112 shares of registrant’s common stock, par value $.01 per share.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ACTION PERFORMANCE COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED SEPTEMBER 30, 2001

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2002 and thereafter; our strategy to focus on our core products and licenses; our product and distribution channel development strategies; the success of particular product or marketing programs; revenue generated as a result of licensing arrangements; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Special Considerations.”

PART I

ITEM 1. BUSINESS

Introduction

We are the worldwide leader in the design and sale of licensed motorsports collectible and consumer products. Our products include die-cast scaled replicas of motorsports vehicles, apparel (including t-shirts, hats, and jackets), and souvenirs. We market our products through U.S. and German subsidiaries under an extensive portfolio of license arrangements with various drivers, team owners, sponsors, sanctioning bodies, and others, including the following:

•	NASCAR (National Association for Stock Car Auto Racing) Winston Cup Drivers: Tony Stewart, Dale Earnhardt, Sr., Dale Earnhardt, Jr., Jeff Gordon, Dale Jarrett, Bobby Labonte, Bill Elliott, Rusty Wallace, Ricky Rudd, Kevin Harvick and Sterling Marlin;

•	NASCAR Team Owners: Robert Yates Racing, Richard Childress Racing Enterprises, Joe Gibbs Racing, Evernham Motorsports, Chip Ganassi racing, and Dale Earnhardt, Inc.;

•	NHRA (National Hot Rod Association) champions John Force and Kenny Bernstein;

•	Formula One Teams; and

•	Sanctioning Bodies: NASCAR, NHRA, IRL (Indy Racing League), and World of Outlaws.

Third parties manufacture all of our motorsports collectibles and most of our apparel and souvenirs, generally utilizing our designs, tools, and dies. We screen print and embroider a portion of the licensed motorsports apparel that we sell.

Our products are marketed in the United States, Germany and worldwide through the following:

•	Distributor networks which target specialty retailers,

•	Mobile trackside souvenir stores which target motorsports event attendees,

•	Mass-market retailers,

•	A members-only collectors’ catalog club (Racing Collectables Club of America, the “Club”), managed by QVC,

•	Television programming on QVC,

•	Internet sites including, goracing.com, an Internet site maintained by QVC, and

•	Other distribution channels.

Historically, our business concentrated on designing and marketing die-cast collectibles featuring NASCAR Winston Cup drivers and vehicles. Since 1995, we have expanded our lines of die-cast collectibles to include replicas of motorsports vehicles from Formula One, NHRA drag racing, World of Outlaws sprint car racing, and motorcycle racing. Through a series of acquisitions and licensing arrangements between fiscal 1997 and fiscal 1999, we expanded our product offerings to include apparel (hats, t-shirts and jackets) and other memorabilia. During that time period, the motorsports industry experienced a period of rapid growth and we expanded our distribution channels to reach the expanded fan base.

We continue to pursue a strategy designed to enhance our leadership position in the motorsports collectible and consumer products industry. Key aspects of this strategy include (a) focusing on licensing the top drivers and teams, (b) focusing on large promotion programs that allow us to market more products under our key existing licensing arrangements, (c) developing promotional programs for corporate sponsors, and (d) strengthening and developing our existing distribution channels.

Our company was incorporated in Arizona in 1992. Principal executive offices are located at 4707 East Baseline Road, Phoenix, Arizona 85042, and our telephone number is (602) 337-3700. All references to our business operations in this report include the operations of Action Performance Companies, Inc. and our subsidiaries and operating divisions.

Our Business

Industry Overview

Motorsports racing consists of several distinct segments, each with its own organizing bodies and events. The largest segment in the United States, in terms of attendance and media exposure, is stock car racing, which is dominated by NASCAR. The other principal segments include the following:

•	drag racing, with NHRA the most prominent organizing body;

•	open wheel racing and the IRL;

•	dirt track racing, which includes the World of Outlaws and USAC;

•	sports car racing, which includes the United States Road Racing Championship and the American Le Mans Series;

•	motorcycle racing, which includes the American Motorcycle Association; and

•	Formula One.

Millions of racing fans attend racing events in North America or tune in to televised racing events each year. In 2001, public interest in NASCAR is up significantly over 2000 as indicated by television ratings. A significant portion of the increase this year is due to a new six-year, $2.4 billion broadcast contract signed by NASCAR. Under the contract, FOX broadcasts the first half of the season and NBC and TNT broadcasts the second half. The 20 races on NBC and TNT in the second half of the 2001 Winston Cup season drew audiences 34 percent larger than for those races last year. Fox Sports and cable channel FX saw ratings go up 29 percent for 19 races. Ratings increased across the country for NBC and TNT, going up 74 percent in the Southwest, 66 percent in the Pacific region, and 47 percent in the Northeast. Each rating point represents a little more than one million television households. Internationally, Formula One events are broadcast worldwide to approximately 130 countries.

Since 1996, new speedways have been opened in the Los Angeles, Dallas/Ft. Worth, Las Vegas, Kansas City, and Chicago metropolitan areas. These new speedways are bringing NASCAR and other major motorsports events to new geographic markets with much larger population bases than many of the traditional NASCAR venues located in the southeastern United States. The geographical expansion of new speedways has expanded the awareness of NASCAR racing.

Strategy

We plan to continue to grow revenues and increase profitability by pursuing a strategy that is designed to continue our leadership position in the motorsports collectible and consumer products industry, leverage the growing popularity of motorsports (particularly NASCAR) and take advantage of our exclusive license arrangements with the most popular figures in these sports. This strategy includes focusing on core licensed motorsports products, further developing existing licensing arrangements, continuing to develop promotional programs, strengthening existing distribution channels, expanding into new distribution channels, exploiting the growth and popularity of motorsports internationally, and continuing to develop and bring new products to market. Specific initiatives include growing the Winner’s Circle brand of collectibles within the mass-retail market, launching new products, such as replica die-cast boats and engines, through existing distribution channels, developing programs for the increasingly popular NHRA and Sprint car series and working with major corporate clients on major national or international promotional programs.

Products

Die-Cast Replica Vehicles

We design and market replicas of motorsports-related vehicles that are constructed using die-cast bodies and chassis with free-spinning wheels and tires. We design our collectible die-cast replicas as high-quality collectible items. We market our die-cast products under approximately 250 active licenses with racecar drivers, team owners, and sponsors as well as under license agreements with NASCAR, IRL, Ford Motor Company, several divisions of General Motors Corp., and others. The die-cast products that we offer relate to NASCAR Winston Cup, “Busch,” and “Craftsman Truck” racing series; Formula One; NHRA drag racing; GT and other sports car racing; USAC racing; and “World of Outlaws” sprint car racing. We also produce die-cast replicas of certain factory production cars.

Our die-cast replicas typically range in price at retail from approximately $10.00 to $99.00 per item, depending on size, type of vehicle, and level of detail. A 1:24th scale replica of an actual racing vehicle typically retails for $59.99 to $69.99. We offer our die-cast collectibles primarily through our wholesale distributor network to specialty retailers, the Club, direct response television through our relationship with QVC, our trackside stores, and corporate promotional programs. We offer Winner’s Circle products principally through mass retail.

We enhance the collectible value and appeal of our products through various measures. These measures include (a) designing die-cast collectibles that include features that are not offered by our competitors; (b) limiting the quantities of each collectible item that we produce and sell; (c) specifying, on certain products themselves and on the packaging material of certain other die-cast collectibles, the quantity of that limited-edition item actually produced; (d) offering certain items only through the Club; and (e) designing packaging concepts to improve the display of each collectible item.

We market a line of die-cast replica racing vehicles to mass retailers under the “Winner’s Circle” brand name. These die-cast products are completely distinct from our other products and do not compete directly with our limited-edition motorsports die-cast collectible products.

Apparel and Other Consumer Products

We market various licensed motorsports apparel, souvenirs, and other consumer products, including t-shirts, jackets, hats, coffee mugs, pins, key chains, knives, coolers, and tote bags. Each of the motorsports consumer products generally features the name, likeness, and car number of a popular racecar driver.

Our licensed motorsports apparel items utilize creative designs that are printed or applied to high-quality shirts, hats, jackets, and other products. We design and sell our motorsports apparel products in sizes ranging from infant to youth to men and women’s adult sizes.

We design our motorsports consumer products primarily for distribution through retail outlets, trackside stores, direct response television through our relationship with QVC, and promotional programs with corporate sponsors of racing teams and racing events.

Chase-Branded Apparel

We own an 80% interest in Chase Racewear, L.L.C., a motorsports-related apparel brand and licensing company. Chase licenses apparel and clothing accessories that bear “Chase” brand marks, including “Chase Authentics,” “Competitor’s View,” and a stylized “C”, which is generally embroidered on the shirt cuff or pocket. NASCAR drivers including Jeff Gordon, Rusty Wallace, Dale Jarrett, Terry Labonte, Bobby Labonte, and others, have agreed, subject to certain exceptions, to ensure that licensed apparel products bearing their names, likenesses, or signatures will also bear “Chase” brand marks. These drivers also have agreed to endorse Chase-branded apparel as the exclusive trackside apparel of top NASCAR drivers. All apparel the Company sells utilizes Chase brand . In addition, Chase Racewear, L.L.C. licenses the brand to others, including VF Knitwear.

Sales and Distribution

We market our die-cast replicas worldwide to approximately 10,000 specialty retailers through our wholesale distributor network, the Club, direct response television through our relationship with QVC, trackside stores, mass retail and corporate promotional programs. We market our apparel and other consumer products through certain distributors primarily through an in-house sales force and independent representatives to approximately 10,000 specialty retailers and to major discount and department stores, retail automotive product outlets, and convenience stores; direct trackside sales to race fans; and promotional programs with corporate sponsors.

Die-cast Distribution

We currently market our die-cast collectibles on a wholesale basis through 18 distributors operating in the United States and 45 distributors operating in 45 countries throughout the world. The distributors solicit orders for our die-cast products from approximately 5,000 specialty retailers throughout the United States and approximately 5,000 specialty retailers in other countries throughout the world. The retailers include stores specializing in motorsports collectibles and apparel and stores specializing in other sports collectible items, and a limited number of hobby shops. We advertise our die-cast collectibles in newspapers and magazines covering motorsports and the collectibles markets. We also take measures to increase consumer awareness of our products through radio and television advertising, including promotion of our collectibles on “home shopping” television programs (such as QVC Network’s “For Race Fans Only” program) and advertising during popular television programs of interest to motorsports enthusiasts. We market our Winner’s Circle die-cast through mass retail merchants.

Apparel and Other Consumer Products Distribution

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

Club

We market certain of our die-cast collectibles exclusively through the Club. Members of the Club pay a lifetime membership fee that entitles them to receive a membership kit, a monthly magazine, catalogs, and other special sales materials highlighting our collectibles and other products. Membership in the Club was approximately 230 thousand members as of September 30, 2001. Approximately 120 thousand members are active, having made a purchase in the last twelve months.

Under a ten-year outsourcing and exclusive supply agreement with QVC, Inc., QVC assumed responsibilities for the day-to-day marketing and distribution operations of the Club in fiscal 2001. We are QVC’s exclusive supplier for motorsports memorabilia offered by the Club, and QVC is the exclusive distributor for Club products, including distribution over the Internet.

Under the agreement, we retain ultimate control over the decision-making processes regarding pricing, production quantities, marketing, and promotion of the products to be sold to the Club’s members. We produce and consign our inventory with QVC, which sells and retains 20% to 40% of the revenue generated based upon quantity of products shipped and whether products are sold through direct response television. QVC retains all membership fees paid and has the exclusive opportunity to sell club products over interactive television and its web site after the initial sales window reserved for club members has expired.

Trackside Sales

We currently operate 30 fully equipped trackside stores to capitalize on the large base of potential customers that attend NASCAR-sanctioned races and other events throughout the United States. Some or all of our mobile trackside stores travel to each NASCAR Winston Cup race (39 events in fiscal 2001) as well as to other selected racing events. Each mobile trackside store is decorated with the logos and color scheme of a particular racing team and driver and sells a complete assortment of licensed motorsports apparel, souvenirs, and die-cast collectibles dedicated to that team and driver. These mobile stores represent the only authorized trackside opportunities for racing enthusiasts to purchase motorsports products using the name and likeness of the driver and racing team featured in each store.

Internet

In April 2001, we entered into an agreement with QVC to re-establish our online interactive merchandising presence. QVC assumed day-to-day responsibility for operating and promoting our goracing.com Internet site as an online motorsports retail store that will market our die-cast and apparel racing merchandise. QVC also assumed all costs associated with redesigning, restructuring and operating goracing.com, including processing online purchases. In October, we relaunched the website, with initial offerings of die-cast products. We plan to add apparel and other consumer products to the offerings in fiscal 2002.

Special Promotion Programs

We develop and implement extensive promotional programs, generally with popular drivers, that feature special, one-time themes or events intended to reinforce awareness of the identity of corporate sponsors, and other licensors of intellectual property and which will increase the market for the Company’s products. We market a broad variety of specially designed die-cast vehicles and other collectibles, apparel, and souvenirs based on these programs.

Building on the success of the Looney Tunes program (one of the largest in our history which exceeded $20 million in die-cast sales primarily in the fourth quarter of fiscal 2001) as well as other successful promotions including Coca Cola, Harley Davidson, Home Depot and others, we have scheduled several significant promotions in 2002. Some of these feature Elvis Presley, James Dean, the 20th anniversary of the release of Steven Spielberg’s ET and the rock band KISS.

Design and Production

Die-cast Scaled Replica Vehicles

We design each die-cast collectible that we market. Many of our die-cast collectibles include features, such as opening hoods and trunks, detailed engines, and working suspensions. We also devote a significant amount of time and effort to the production of our die-cast collectibles to ensure that the resulting products display a level of quality and detail that is superior to competing products. For example, we produce most of our die-cast collectibles with pad printing instead of stickers or decals.

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

A substantial portion of our die-cast collectibles is manufactured under an exclusive agreement with one third-party manufacturer in China. The term of the agreement currently extends through October 31, 2005 and automatically renews for five successive one-year terms unless terminated by either party by giving written notice to the other party at least 90 days prior to the end of the then-current term.

We own a significant portion of the tooling that the third-party manufacturer uses to produce die-cast collectibles for our company, and we have partial control over the production of our die-cast collectibles under the manufacturing agreement. We invested $15.1 million in fiscal 2001 tooling for our proprietary lines of die-cast collectibles. We believe the breadth and quality of the tooling program provides us with a competitive advantage in the motorsports collectible market.

We believe that our primary overseas manufacturer of die-cast collectibles is dedicated to high quality and productivity as well as support for new product development. There are significant risks inherent in relying on a single manufacturer for a substantial portion of our die-cast products. See Item 1, “Special Considerations – We depend on third-party manufacturers and shippers.”

We obtain the approximately 20% of the die-cast sold from other manufacturers in China. We currently do not have a formal, long-term arrangement with any of these manufacturers.

Apparel and Other Consumer Products

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

Licenses

We focus on developing long-term relationships with and we engage in comprehensive efforts to license the most popular drivers, team owners, and other personalities in each top racing category, their sponsors, various sanctioning bodies, and others in the motorsports industry. We develop opportunities to market innovative collectible and consumer products that appeal to motorsports enthusiasts. We believe that our license agreements with top racecar drivers and other licensors significantly enhance the consumer appeal and marketability of our products. By aligning our company with top racing personalities and providing them with a broad range of revenue opportunities, we believe that we will be able to leverage those relationships to attract additional licensors in order to generate increased revenue for our company as well as increased earnings for the licensors.

Significant Driver License and Endorsement Agreements; Significant Team Owner Licenses

We have long-term license agreements with NASCAR Winston Cup Points champions Jeff Gordon, Dale Jarrett, Bobby Labonte, Bill Elliott, and Rusty Wallace and eleven-time NHRA Funny Car champion John Force. These licenses generally provide us with a right of first refusal to market certain die-cast, apparel, and other products bearing the driver’s name and likeness. The license agreements also generally provide that, to the extent that we exercise our right of first refusal, the driver will not personally market and will not permit others to market, through the same channels of distribution used by our company, any products bearing the driver’s likeness that are the same or similar to products marketed by our company. Each of the license agreements requires us to pay the licensor royalties based on a percentage of the wholesale or retail price of licensed products that we sell. Certain of the license agreements also provide for minimum guaranteed royalty payments each year during the term of the agreement. These agreements, as well as many of our other significant license agreements, give the licensors the right to terminate or significantly shorten the term of the agreements if our business is sold or transferred or if there is a significant change in our management team.

We have personal service and endorsement agreements with popular racecar drivers. During the term of the endorsement agreements, we have the right to use the driver’s name, likeness, signature, and endorsement in connection with the advertisement, promotion, and sale of the die-cast collectibles and other products approved by the driver and marketed by our company.

We also have license agreements with several of the most popular NASCAR race car team owners, including Robert Yates Racing, Inc.; Richard Childress Racing Enterprises, Inc.; Redline Sports Marketing, Inc. (the licensing entity for the Joe Gibbs race team); Evernham Motorsports, LLC; Chip Ganassi Racing and Dale Earnhardt, Inc. The team owner licenses provide us with either the exclusive right or a right of first refusal to market certain products bearing the likeness and number of each owner’s Winston Cup cars and other racing vehicles. To the extent that we exercise our right of first refusal, the team owner licenses provide that the licensor will not permit others to market, through the same distribution channels used by our company, any of the licensed products. Certain of the team owner licenses also provide that the licensors will not directly market any of the licensed products through such channels. Each of the license agreements with the team owners requires us to pay the licensor royalties based on a percentage of the wholesale or retail price of licensed products that we sell. Certain of the license agreements also provide for minimum guaranteed royalty payments to the licensors.

The following table sets forth certain information with respect to the license or personal service agreements with the drivers and team owners described above:

Licensor	Driver	Expiration Date

The estate of Dale Earnhardt and Dale Earnhardt, Inc.	Dale Earnhardt	November 7, 2011

Jeff Gordon and JG Motorsports, Inc.	Jeff Gordon	December 31, 2005

Rusty Wallace and Rusty Wallace, Inc.	Rusty Wallace	December 31, 2007

John Force and John Force Racing	John Force	December 31, 2005

Robert Yates Racing, Inc.	Dale Jarrett Ricky Rudd	December 31, 2012

Richard Childress Racing Enterprises, Inc.	Dale Earnhardt Robby Gordon	December 31, 2007

Redline Sports Marketing, Inc. (Joe Gibbs race team)	Bobby Labonte Tony Stewart	December 31, 2006

Licensor	Driver	Expiration Date

Dale Earnhardt, Inc.	Steve Park Dale Earnhardt, Jr. Michael Waltrip	December 31, 2005 (Park and Waltrip through 2002)

Evernham Motorsports, LLC	Bill Elliott, Jr. Jeremy Mayfield	December 31, 2005

Chip Ganassi Racing	Sterling Marlin Jimmy Spencer	December 31, 2011

Additional Product Licenses

We maintain other licenses with various other drivers, car owners, sponsors, and manufacturers. Other popular drivers under license with our company include NASCAR Winston Cup driver Terry Labonte; Jerry Nadeau; IRL Driver Al Unser, Jr.; NHRA drag racers Kenny Bernstein and Larry Dixon; and NHRA Pro Stock motorcycle driver Matt Hines. We also have licenses with Formula One teams and with other popular team owners, car sponsors, NASCAR, World of Outlaws, Ford Motor Company, several divisions of General Motors Corp. and DaimlerChrysler.

Other License Arrangements

We have a license agreement with Revell-Monogram, Inc. that gives us the exclusive right to use the “Revell Racing,” “Revell Select,” and “Revell Collection” trademarks in connection with sales of NASCAR, NHRA, and certain other motorsports-related die-cast collectibles in the United States and Canada. The license also gives us an exclusive right to use the Revell trademarks described above in connection with NASCAR, NHRA, and certain motorsports-related die-cast products. The term of the Revell license runs through December 31, 2007, at which time we may automatically extend for successive one-year terms if sales exceed $12 million annually.

We have a licensing agreement with NASCAR that gives us the non-exclusive right to use the “NASCAR” name and logo on all of our NASCAR-related products and product packaging as well as on related sales, marketing, and promotional materials. We pay NASCAR royalty payments based on a percentage of the wholesale or retail price of licensed products that we sell. The licensing arrangement expires on October 7, 2003 with respect to licensed products that bear both the NASCAR mark and the name, image, or likeness of a NASCAR driver, team, or track. The license agreement with NASCAR will automatically renew for two additional five-year terms unless it has been terminated in accordance with its terms.

We have a license agreement with the Indianapolis Motor Speedway Corporation, the owner and operator of the Indianapolis Motor Speedway and the host of the Indianapolis 500, Brickyard 400 and U.S. Grand Prix, that gives us the non-exclusive right to use the IRL teams, drivers, and drivers’ likeness on our die-cast replicas and other motorsports products and apparel. The license agreement extends through 2003. Under the agreement, we must pay IMS a royalty based on a percentage of our net sales of licensed product, subject to guaranteed minimum royalty payments by us.

Acquisitions

Mass Market Products and the “Winner’s Circle” Brands

We design, manufacture, and market licensed die-cast racecar toy replicas for the mass retail market through our “Winner’s Circle” brand of products. In May 2001, we acquired “Winner’s Circle” brand name and related die-cast inventory and tooling from Hasbro Inc. We use our licenses with approximately 15 drivers to produce die-cast replicas of their racecars, including both standard and special paint schemes. The items produced under this brand name principally include miniature toy die-cast replicas of motorsports vehicles. We believe that our entry into the mass retail die-cast market furthers our strategy to establish our presence in all licensed die-cast racecar replica marketing channels and expands our line of licensed motorsports merchandise for mass retail customers to include both die-cast products and apparel. Prior to our acquisition of the “Winner’s Circle” brand, we licensed to Hasbro the rights to produce specific motorsports-related products for sale to the mass market. The mass market die-cast products manufactured and marketed under the “Winner’s Circle” brand are distinct form our current products and do not compete directly with our limited edition motorsports die-cast collectible products.

Die-Cast Scaled Replica Bass Fishing Boats

In September 2001, we acquired an 80% interest in a development stage business that manufactures and distributes collectible die-cast models of popular high-performance bass fishing boats. The die-cast replicas are distributed under our Castaway brand through most of the same channels as our other die-cast collectibles including QVC cable television and QVC online. Our Castaway line of collectibles will be replicas of bass boats designed and manufactured by Forest Wood’s Ranger Boats and Tracker Marine, including Tracker Marine’s Pro Craft and Nitro brands. We plan to produce product lines featuring a NASCAR Winston Cup driver series and a bass professional angler signature series. Our NASCAR Winston Cup series will include bass boats utilizing the paint schemes of certain top drivers, including Dale Earnhardt, Dale Earnhardt Jr., Jeff Gordon, Kevin Harvick, Dale Jarrett, Bobby Labonte, Steve Park, Tony Stewart, Rusty Wallace, and Michael Waltrip. Our Castaway Bass Professional Angler Signature Series includes bass boats used and endorsed by Hank Parker and other top professional bass anglers. We believe that the crossover of demographics of motorsports and competitive bass fishing will provide an opportunity for the Castaway product line to appeal to a large audience.

Competition

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

We believe that our relationships and licenses with top racecar drivers, car owners, and other popular licensors represent a significant advantage over our competitors in the motorsports collectible and consumer products industry. We strive to expand and strengthen these relationships and to develop opportunities to market innovative licensed collectible and consumer products that appeal to motorsports enthusiasts. Our ability to compete successfully depends on a number of factors both within and outside our control.

Intellectual Property

Our business depends upon valuable trademarks and other rights that we license from third parties. Our performance and ability to compete also depend to a significant degree on the value of our various tradenames and marks, as well as our proprietary technology and other rights. We are seeking protection of our significant service marks and trademarks in the United States, including various “Action” names and logos, “goracing.com,” and other names and logos.

Insurance

We maintain a total of $26 million in liability insurance to cover the sale of our die-cast and other related products. In addition, we maintain a separate policy to cover our tooling located at our third-party manufacturer in China. The current coverage limit is $15 million for damage to our property as well as an additional $15 million for business interruption insurance from resulting damage to the property. We believe that our current insurance coverage and program is adequate for our exposures.

Employees

As of December 12, 2001, we had approximately 500 full-time employees. We have experienced no work stoppages, and we are not a party to a collective bargaining agreement. We believe that we maintain good relations with our employees.

Executive Officers

The following table sets forth certain information regarding each of our executive officers.

Name	Age	Position Held

Fred W. Wagenhals	60	Chairman of the Board, President, and Chief Executive Officer

R. David Martin	55	Chief Financial Officer, Secretary and Director

Melodee L. Volosin	37	Executive Vice President – Sales and Director

John S. Bickford, Sr.	55	Executive Vice President — Strategic Alliances and Director

Fred W. Wagenhals has served as our Chairman of the Board, President, and Chief Executive Officer since November 1993 and served as Chairman of the Board and Chief Executive Officer from May 1992 until September 1993 and as President from July 1993 until September 1993.

R. David Martin has served as our Chief Financial Officer since August 2000 and as a director since December 2000. Previously, Mr. Martin joined Deloitte & Touche in June 1968 and served as a partner of that firm from August 1978 until May 2000.

Melodee L. Volosin has served as our Executive Vice President — Sales since December 1999 and as a director since January 1997. Ms. Volosin served as our Vice President – Wholesale Division from September 1997 until December 1999. Ms. Volosin served as the Director of our Wholesale Division from May 1992 to September 1997. Ms. Volosin’s duties include managing all of our wholesale distribution of die-cast collectibles and other products, including advertising programs and budgeting.

John S. Bickford, Sr. has served as our Vice President — Strategic Alliances since July 1997 and as a director of our company since January 1997. Mr. Bickford also served as a consultant to our company from January 1997 to June 1997. From 1976 to present, Mr. Bickford has served as President of MPD Racing Products, Inc., which manufactures racecar parts for distribution through speed shops and high-performance engine shops. Mr. Bickford served as President of Bickford Motorsports, Inc., which provided consulting and special project coordination services to racecar drivers, car owners, and other businesses, from 1990 until 1997. Mr. Bickford also published Racing for Kids magazine during 1996 and 1997. Mr. Bickford served as General Manager of Jeff Gordon, Inc. from 1990 to 1995. Mr. Bickford currently serves as a director of Equipoise Balancing, Inc., a privately held company.

Special Considerations

The following factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating our company and our business.

A variety of factors could adversely affect our operating results.

A wide variety of factors could adversely impact our operating results. These factors include the following:

•	our ability to identify popular motorsports personalities, teams, and other licensors and to enter into and maintain mutually satisfactory licensing arrangements with them;

•	the racing success of the key motorsports personalities, teams, and other licensors with whom we have license arrangements;

•	our ability to identify trends in the motorsports collectibles and consumer markets and to create and introduce on a timely basis products and services that take advantage of those trends and that compete effectively on the basis of price and consumer tastes and preferences;

•	our ability to design and arrange for the timely production and delivery of our products;

•	our ability to identify, develop, and implement special merchandising and marketing programs on a timely basis;

•	the level and timing of orders placed by customers;

•	our ability to expand our distribution channels and to effectively manage the growth of our operations;

•	seasonality; and

•	competition and competitive pressures on prices.

Many of the factors described above are beyond our control.

Our business depends on our relationships and license arrangements with key licensors.

We market our products under licensing arrangements with racecar drivers, team owners, sponsors, automobile and truck manufacturers, NASCAR, NHRA, IRL, and other entities. The licensing arrangements vary in scope and duration, but generally authorize us to sell specified licensed products for short periods of time. Some license agreements require us to pay minimum royalties or other fixed amounts regardless of the level of sales of products licensed under that agreement or the profitability of those sales. The success of licensing arrangements depends on many factors, including the following:

•	the continued popularity of motorsports in general,

•	the reasonableness of license fees in relationship to revenue generated by sales of licensed products,

•	the continued popularity of the licensors,

•	the continued performance, public image, and health of the individual drivers.

A driver’s popularity could be adversely affected if the driver fails to maintain a successful racing career or engages in behavior that the general public considers objectionable.

In addition, our ability to enforce our rights under licensing agreements may be limited by the interpretation and enforcement of those agreements. Some license agreements contain provisions that allow the licensor to terminate the agreement upon the occurrence of certain events, including a change in the driver’s team owner or sponsor, a change of control of our company, or a significant change in our management team. The termination, cancellation, or inability to renew or enforce material licensing arrangements, or the inability to develop and enter into or enforce new licensing arrangements, would have a material adverse effect on our business.

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

Sales of die-cast replicas and other licensed merchandise related to NASCAR racing represented approximately 70.0% of our revenue in fiscal 2001. Although we have expanded our product lines to include vehicles from other segments of motorsports, we expect that products related to NASCAR racing will continue to account for a significant percentage of our revenue for the foreseeable future. As a result, the popularity of NASCAR-sanctioned racing is important to the success of our business.

Any decrease in the growth of the motorsports industry may have a material adverse effect on our business, and any continued growth decline of the motorsports industry, and NASCAR racing in particular, would continue to have a material adverse effect on our business.

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

Because we own most of the tools and dies used in the manufacturing process, we believe that we would be able to secure other third-party manufacturers to produce our products in the event that either party terminates that agreement. Our operations would be adversely affected, however, by the following:

•	the loss of our relationship with certain of our current suppliers, including particularly our primary manufacturer of die-cast products;

•	the disruption or termination of the operations of one or more of our current suppliers; or

•	the disruption or termination of sea or air transportation with our China-based die-cast manufacturers, even for a relatively short period of time.

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

We also depend upon a number of third-party shippers, such as the U.S. Postal Service, United Parcel Service, and Federal Express, to deliver goods to our customers and us. Strikes or other service interruptions affecting our shippers would have a material adverse effect on our ability to deliver merchandise on a timely basis.

Our success depends on our ability to respond to rapid market changes.

The markets for our products and services are subject to rapidly changing customer tastes, a high level of competition, seasonality, and a constant need to create and market new products and services, especially related to our core licensors. Demand for motorsports collectible and consumer products depends upon a wide variety of factors, including the following:

•	the popularity of drivers, teams, and other licensors,

•	the popularity of current product and service concepts or themes,

•	cultural and demographic trends,

•	marketing and advertising expenditures, and

•	general economic conditions.

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

The market for our products and services are competitive.

The motorsports collectible and consumer products market is competitive. We compete with major domestic and international companies. Some of these competitors have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we possess.

Our motorsports die-cast collectibles compete with die-cast and other motorsports collectibles and, to a certain extent, die-cast replicas of motorsports vehicles that are sold through mass retail channels. Our motorsports apparel and souvenirs compete with similar products sold or licensed by drivers, owners, sponsors, and other licensors with which we currently do not have licenses as well as with sports apparel licensors and manufacturers in general. Other companies also may increase their participation in these motorsports markets. Our promotional programs must compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards.

Certain current and potential competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to their business than we do.

We may experience seasonal fluctuations in sales that could affect our earnings and the trading price of our common stock.

We may experience seasonality in our business, which could result in unfavorable quarterly earnings comparisons and affect the trading price of our common stock. Because the auto-racing season is concentrated between the months of February and November, the second and third calendar quarters of each calendar year (our third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products. We also are increasing our efforts to develop large corporate promotional programs. These programs typically result in significant levels of revenue and income, which may increase quarter-to-quarter variations in our operating results. As a result of these and other factors, we may experience seasonality and quarterly fluctuations in our business, which could result in unfavorable quarterly earnings comparisons and affect the trading price of our common stock. Fluctuations in quarterly sales may require us to take temporary measures, including changes in personnel levels, borrowing amounts, and production and marketing activities. These factors and any seasonal and cyclical patterns that emerge in consumer purchasing could result in unfavorable quarterly earnings comparisons. As a result, it is difficult to predict our future revenue and operating results. Any shortfall in revenue or fluctuations in operating results may have a material adverse effect on our business and stock price. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

We face a variety of risks associated with acquisitions and dispositions.

We completed a number of acquisitions in prior years. Although our short-term strategy does not anticipate any acquisitions, we may wish to acquire complementary businesses, products, services, or technologies in the future. We may not be able to identify suitable acquisition candidates, make acquisitions on commercially acceptable terms, or have adequate capital to do so.

We conduct due diligence reviews of each acquired business and we obtain representations and warranties for each. Unforeseen liabilities and operating difficulties can arise. Contractual or other remedies may not be sufficient to compensate us in the event unforeseen liabilities and operating difficulties arise. In addition, our ability to enforce our rights or remedies in connection with acquisitions of businesses outside the United States may be limited by the interpretation and enforcement of those agreements under the laws of countries other than the United States.

We periodically engage in discussions with various motorsports-related and other businesses regarding potential acquisition and disposition of businesses. In connection with these discussions, we and other parties exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential transactions. In certain cases, the third party agrees not to discuss a potential transaction with any other party for a specific period of time and agrees to take other actions designed to enhance the possibility of the transaction. Discussions frequently take place over a longer period of time and often involve difficult business integration and other issues, including in some cases retention of management personnel and related matters. As a result of these and other factors, a number of potential transactions that from time to time appear likely to occur may not result in binding legal agreements and may not be consummated.

We face risks associated with our international operations, international trade, exchange, and financing.

We obtain most of our products from overseas manufacturers, particularly one third-party manufacturer of die-cast collectibles and other replicas in China. During fiscal 2001, we derived approximately 45% of total revenue and 80% of our die-cast revenue from products that were manufactured by this third-party manufacturer. Because most of our products are manufactured overseas, we face risks in addition to the risks generally created by obtaining our products from third parties. We maintain business operations in Germany and we market motorsports collectible products throughout the world. Our reliance on third-party manufacturers to provide personnel and facilities in China; our maintenance of personnel, equipment, and inventories abroad; and our plans to expand our product sales in international markets expose us to certain economic and political risks. These risks include the following:

•	management of a multi-national organization,

•	compliance with local laws and regulatory requirements, as well as changes in such laws and requirements,

•	restrictions on the repatriation of funds,

•	employment and severance issues,

•	overlap of tax issues,

•	the business and financial condition of the third-party manufacturers,

•	political and economic conditions abroad, and

•	the possibility of

– expropriation or nationalization of assets,

– supply disruptions,

– currency controls,

– exchange rate fluctuations, and

– changes in tax laws, tariffs, and freight rates.

Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect our ability to purchase our products from foreign suppliers or the price at which we can obtain those products. In November 1999, the United States and China signed an agreement that will lift trade barriers between the two countries and that advances China’s efforts to join the World Trade Organization. Special interest groups have raised objections to these efforts and we cannot be certain whether or to what extent trade relations with China will continue to improve. Any developments that adversely affect trade relations between the United States and China in the future could impact our ability to obtain die-cast collectible products from our manufacturers.

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

Substantially all of our sales are denominated in either U.S. dollars or Euros. As a result, international customers for our products bear any risks associated with exchange rate fluctuations subsequent to the date the order is placed. We may, however, experience losses as a result of exchange rate fluctuations between the dollar and the Euro. In the future, we may seek to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. Any currency exchange strategy may be unsuccessful in avoiding exchange-related losses, and the failure to manage currency risks effectively may have a material adverse effect on our business, financial condition, and operating results. In addition, revenue earned in foreign countries may be subject to taxation by more than one jurisdiction, which would adversely affect our earnings.

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

We have registered trademarks for certain of our “Action” names and logos. We have applied for federal registration in the United States for various other “Action” names and logos, as well as “goracing.com” and other marks. Our ability to prevent others from using trademarks or names similar to marks and names that we use may be adversely impacted if our marks are regarded as descriptive or weak. Our inability to obtain trademark protection for our marks and names could have a material adverse effect on our business.

We may not be able to obtain effective trademark, service mark, copyright, and trade secret protection in every country in which we make our products and services available. We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights or to defend against claims of infringement. Policing unauthorized use of our proprietary rights is difficult. Litigation can be very expensive and can distract our management’s time and attention, which could adversely affect our business. In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.

As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants. These agreements may be ineffective in preventing misappropriation of technology and could be unenforceable. Misappropriation of our intellectual property or the litigation costs associated with our intellectual property could have a material adverse effect on us.

In addition, we may receive notices from third parties that claim aspects of our business infringe their rights. While we are not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of our management, and could require us to enter into royalty and licensing agreements.

The market price of our common stock and notes may be extremely volatile.

The market price of our common stock has fluctuated dramatically. The trading price of our common stock in the past has been, and in the future could be, subject to wide fluctuations in response to a number of factors, including the following:

•	quarterly variations in our operating results,

•	actual or anticipated announcements of new products or services by our company or our competitors,

•	changes in analysts’ estimates of our financial performance,

•	general conditions in the markets in which we compete, and

•	worldwide economic and financial conditions.

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

We face risks associated with our exclusive relationship with QVC and the outsourcing of our Club operations.

We outsource the distribution of Club products through QVC under a ten-year exclusive agreement expiring in 2011. Although we will remain responsible for acquisition of licenses, product selection, development, and manufacturing, we face risks associated with our agreement with QVC, including the following:

•	potential damage to our reputation as a result of reduced levels of customer service; and

•	reduced sales generated from Club products.

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

Upon the occurrence of certain adverse events, each holder of subordinated notes may require us to repurchase all or a portion of the notes. If such an event were to occur, we may not have sufficient financial resources or may not be able to arrange financing to pay the repurchase price for all subordinated notes tendered by holders thereof. Our ability to repurchase the notes in such event may be limited by law, the indenture, and the terms of other agreements relating to borrowings that constitute senior indebtedness, as such indebtedness or agreements may be entered into, replaced, supplemented, or amended from time to time. We may be required to refinance senior indebtedness in order to make any such repurchase payments. If we are prohibited from repurchasing the subordinated notes, such failure would constitute an event of default under the indenture, which may constitute a further default under certain of our existing agreements relating to borrowings and the terms of other indebtedness that we may enter into from time to time. In such circumstances, the subordination provisions in the indenture would prohibit payments to the holders of the subordinated notes. Furthermore, we may not have the financial ability to repurchase the subordinated notes in the event that maturity of senior indebtedness is accelerated as a result of a default under the applicable loan or similar agreement. The repurchase of subordinated notes under the circumstances described above, or our inability to repurchase subordinated notes as required, could have a material adverse affect on our financial condition and operating results.

Rights to acquire shares will result in dilution to other holders of our common stock.

As of December 12, 2001, options to acquire a total of 1.6 million shares of our common stock were outstanding under our stock option plans. In addition, warrants to purchase 200 thousand shares of our common stock at prices ranging from $6.88 to $20.35 were outstanding at December 12, 2001. We also offer our employees the opportunity to buy our common stock at a discount under our employee stock purchase plan. At December 12, 2001, holders of our subordinated notes have the right to convert their notes into an aggregate of 1,139,689 shares of common stock at a conversion price of $48.20 per share. Holders of stock options, holders of warrants, employees who participate in the purchase plan, and holders of subordinated notes will have the opportunity to profit from an increase in the market price of our common stock, with resulting dilution in the interests of other holders of common stock. The existence of such stock options, notes, and our purchase plan could adversely affect the terms on which we can obtain additional financing, and the option holders, note holders, and purchase plan participants can be expected to buy shares at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of common stock on terms more favorable to us than those provided by such options, notes, and the purchase plan.

Sales of additional shares of common stock could have a depressive effect on the market price of our common stock.

Sales of substantial amounts of common stock by our shareholders, or even the potential for such sales, may have a depressive effect on the market price of our common stock. A majority of the 17,343,112 shares of common stock outstanding as of December 12, 2001, currently are eligible for resale in the public market without restriction or further registration unless held by an “affiliate” of our company, as that term is defined under applicable securities laws. A portion of the shares of common stock outstanding are “restricted securities,” as that term is defined in Rule 144 under the securities laws, and may be sold only in compliance with Rule 144, pursuant to registration under the securities laws, or pursuant to an exemption there from. We have registered an aggregate of approximately 472,300 shares of such “restricted securities” for resale pursuant to effective registration statements. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or an affiliate of our company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares. The majority of the shares held by our officers and directors currently are available for sale under Rule 144.

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

Some of the statements and information contained in this report concerning future, proposed, and anticipated activities of our company, anticipated trends with respect to our revenue, operating results, capital resources, and liquidity or with respect to the markets in which we compete or the motorsports industry in general, and other statements contained in this report regarding matters that are not historical facts are forward-looking statements, as that term is defined in the securities laws. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, “Special Considerations.”

ITEM 2. PROPERTIES

We lease a 140,000 square foot building in Phoenix, Arizona. We use approximately 31,000 square feet of this facility for our corporate headquarters. We have subleased substantially all of the remaining space. The initial term of the lease expires in August 2007, with two five-year renewal options.

We also lease a facility in the vicinity of Charlotte, North Carolina, approximately 121,000 square foot, for our operations in that area. We utilize approximately 42,000 square feet of the new facility for offices and approximately 79,000 square feet for warehouse space and distribution operations. The initial term of the lease expires in June 2018, with four five-year renewal options.

We currently lease two facilities in Atlanta, Georgia. One facility consists of approximately 77,400 square feet, of which we utilize approximately 14,000 square feet for offices and approximately 63,400 square feet for manufacturing and warehouse operations. The lease on this facility expires in January 2002. The second facility consists of approximately 21,900 square feet, of which we utilize approximately 19,400 square feet for warehouse and distribution operations and approximately 2,500 square feet for offices. The lease on this facility expires in February 2002.

We own a facility in Aachen, Germany, which is approximately 53,000 square feet. We utilize approximately 40,000 square feet of this facility for our European warehouse and distribution operations and approximately 13,000 square feet for office space. We have 38,000 square feet of warehouse space under construction with completion scheduled for May 2002 and 13,000 square feet of office space under construction with completion scheduled March 2003.

ITEM 3. LEGAL PROCEEDINGS

On November 30, 1999, a class action lawsuit was filed against our company in the United States District Court for the District of Arizona, case No. CIV’99 2106 PHXROS. Fred W. Wagenhals our Chairman of the Board, President, and Chief Executive Officer, and Tod J. Wagenhals and Christopher S. Besing, former directors and officers of our company, also were named as defendants. The lawsuit alleged that our company and the other defendants violated the Securities Exchange Act of 1934 by (a) making allegedly false statements about the state of our business and the shipment of certain products to a customer or (b) participating in a fraudulent scheme that was intended to inflate the price of our common stock. The alleged class of plaintiffs consisted of all persons who purchased our publicly traded securities between July 27, 1999 and December 16, 1999. The lawsuit was dismissed in September 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the Nasdaq National Market under the symbol “ACTN” since April 27, 1993. The following table sets forth the high and low sales prices of our common stock on the Nasdaq National Market during the calendar quarters indicated.

	Common Stock

	High	Low

1999:

First Quarter	$48.00	$27.88
Second Quarter	42.00	26.88
Third Quarter	37.06	17.75
Fourth Quarter	23.69	9.25

2000:

First Quarter	$16.00	$7.75
Second Quarter	13.75	5.81
Third Quarter	10.94	2.86
Fourth Quarter	4.06	2.25

2001:

First Quarter	$11.56	$2.31
Second Quarter	27.00	10.25
Third Quarter	29.25	14.75
Fourth Quarter (through December 12, 2001)	37.17	17.13

As of December 12, 2001, there were 358 holders of record of our common stock. On December 12, 2001, the closing sales price of our common stock on the Nasdaq National Market was $35.00 per share.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below as of and for the five years ended September 30, 2001 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

	Fiscal Year Ended September 30,

	1997(1)	1998(2)	1999(3)	2000(4)	2001(5)

	(in thousands, except per share amounts)

Statement of Operations Data:

Net sales(7)	$132,852	$256,307	$347,842	$258,105	$323,352

Cost of sales(7)	83,467	161,509	216,165	209,102	208,375

Gross profit	49,385	94,798	131,677	49,003	114,977

Selling, general and administrative expenses(6)	29,964	46,294	71,636	107,942	69,456

Amortization of goodwill and other intangibles	1,286	4,392	6,818	16,753	6,157

	31,250	50,686	78,454	124,695	75,613

Income (loss) from operations	18,135	44,112	53,223	(75,692)	39,364

Interest expense and other, net	(1,225)	(3,134)	(6,328)	(6,987)	(6,142)

Income (loss) before income taxes and extraordinary gain	16,910	40,978	46,895	(82,679)	33,222

Income taxes	6,764	16,391	18,526	(24,592)	10,205

Income (loss) before extraordinary gain	$10,146	$24,587	$28,369	$(58,087)	$23,017

Income (loss) before extraordinary gain per common share, assuming dilution	$0.69	$1.48	$1.65	$(3.52)	$1.37

Weighted average number of common shares, assuming dilution	14,624	16,647	19,179	16,515	16,849

Consolidated Balance Sheet Data (at end of period):

Working capital	$56,975	$86,939	$107,797	$64,524	$90,303

Total assets	141,325	305,934	335,747	255,917	278,953

Total debt	22,586	135,596	111,921	109,278	57,420

Shareholders’ equity	103,168	136,432	172,991	102,718	159,826

(1)	Fiscal 1997 results include the results of operations of Sports Image, Inc., Motorsports Traditions Limited Partnership and Creative Marketing and Promotions, Inc., Robert Yates Promotions, Inc., Image Works, Inc., and motorsports collectibles product lines of Simpson Products, Inc., beginning as of their respective dates of acquisition.

(2)	Fiscal 1998 results include the results of operations of the purchase of assets related to sale of merchandise licensed to Rusty Wallace, the purchase of assets from Revell Monogram, Inc., and the acquisitions of Brookfield Collectors Guild, Inc., Chase Racewear, L.L.C., Paul’s Model Art/MiniChamps, and Performance Plus Nutritional, L.L.C., beginning as of their respective dates of acquisition.

(3)	Fiscal 1999 results includes the results of operations of Intellectual Properties Group, Inc., Tech 2000 Worldwide, Inc., and Goodsports Holdings Pty Ltd., beginning as of their respective dates of acquisition.

(4)	Fiscal 2000 results include the results of operations of Fantasy Sports Enterprises, Inc., beginning as of date of acquisition. Also includes $64.8 million of restructuring and other charges.

(5)	Fiscal 2001 results include the results of operations of Winner’s Circle beginning in May 2001.

(6)	Includes settlement costs and related legal and other expenses of $5.4 million in 1997, $1.0 million in 1998, and $3.6 million in 1999.

(7)	Adjusted to reflect adoption of EITF 00-10, Accounting for Shipping and Handling Fees and Costs, in the quarter ended September 30, 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design and market licensed motorsports products, including collectible die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. The die-cast vehicles are replicas of cars driven by individual drivers and are principally NASCAR, Formula One and NHRA replicas. Third parties manufacture all of the motorsports vehicles and most of the apparel and souvenirs, generally utilizing our designs, tools, and dies. We screen-print and embroider a portion of the apparel. Formula One vehicles and apparel are designed and marketed by subsidiaries in Germany.

The popularity and performance of drivers and teams under license, the popularity of motorsports, particularly NASCAR, and the general demand for licensed sports merchandise impact revenue positively and negatively.

We strive to structure our operations such that:

•	We maintain price point control over product in the marketplace.

•	Manufacturing costs are fixed due to outsourcing under fixed-price contracts.

•	Royalties are generally variable with sales.

•	Research and development is basic design and engineering.

•	Capital expenditures are principally tooling for die-cast.

•	Due to agreements with distributors and QVC, incremental volume does not proportionately increase distribution costs.

•	Functions outside of core skills are generally outsourced.

Cost of sales consists primarily of the cost of products procured from third-party manufacturers, freight charges, royalty payments to licensors, and depreciation of tooling and dies. Significant factors affecting cost of sales as a percentage of sales include the following:

•	product mix,

•	the effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales,

•	the type of freight charges, and

•	additional charges related to lower than minimum order quantities and cancellation of specific purchase orders.

Because the auto-racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (our third and fourth fiscal quarters) are historically characterized by higher sales of motorsports products.

Results of Operations

The following table sets forth, for the fiscal years indicated, the percentage of total revenue represented by certain expense and revenue items.

	1997	1998	1999	2000	2001

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of sales	62.8	63.0	62.1	81.0	64.4

Gross profit	37.2	37.0	37.9	19.0	35.6

Selling, general and administrative expenses	22.6	18.1	20.6	41.8	21.5

Amortization of goodwill and other intangibles	1.0	1.7	2.0	6.5	1.9

Income (loss) from operations	13.6	17.2	15.3	(29.3)	12.2

Interest expense and other, net	(0.9)	(1.2)	(1.8)	(2.7)	(1.9)

Income (loss) before income taxes and extraordinary gain	12.7	16.0	13.5	(32.0)	10.3

Income taxes	5.1	6.4	5.3	(9.5)	3.2

Net income (loss) before extraordinary gain	7.6%	9.6%	8.2%	(22.5)%	7.1%

The above percentages have been adjusted to reflect adoption of EITF 00-10, Accounting for Shipping and Handling Fees and Costs, in the quarter ended September 30, 2001.

Special Charges

In fiscal 2000, we recorded charges of $17.5 million arising from the decision to abandon our Internet strategy, relating to goracing.com. The charges include provision for the write-off of goodwill, endorsements, sponsorship commitments, employee severance and termination costs, and the withdrawal of the initial public offering of goracing.com. The charges are reflected in the fiscal 2000 financial statements as follows (in millions):

2000

Selling, General and Administrative:

Non-cash charges-

Accounts receivable and prepaids	$1.5

Initial public offering withdrawal	2.3

Other	0.3

Cash charges-

Professional fees	0.8

Employee severance and termination costs	0.7

Endorsements and sponsorships	4.3

Selling, general and administrative	9.9

Amortization of Goodwill and Other Intangibles	7.6

$17.5

We completely utilized the accruals for the above cash charges of $5.8 million with cash payments of $0.7 million in fiscal 2001 and $5.1 million in fiscal 2000.

In addition to the goracing.com charges, the fiscal 2000 financial statements include charges of $47.3 million for restructuring and other costs. Anticipated sponsorships, and driver and marketing programs did not materialize as anticipated, contributing to $13.3 million in inventory write-downs. Vendor discounts totaling $3.0 million were anticipated but not received due to lower than anticipated volumes. A change in the estimated useful lives of tooling equipment and identification of obsolete items caused tooling write-downs and amortization totaling $8.5 million. We decided to concentrate future production on core drivers and core programs contributing to write downs of prepaid royalties and sponsorship fees of $7.8 million. Revised estimates of the collectibility of certain customer account balances indicated $6.1 million of additional receivable reserve requirements. We determined the goodwill related to the die-cast helmet product line was worthless resulting in a $1.9 million impairment. These charges are reflected in the fiscal 2000 financial statements as follows (in millions):

2000

Cost of Sales:

Inventory write-downs	$13.3

Vendor discounts	3.0

Depreciation-
Tooling write-down	1.9

Tooling amortization	6.6

Prepaid royalty and sponsorship fees	7.8

Total cost of sale	32.6

Selling, General and Administrative:

Accounts receivable	6.1

Other assets	4.3

Total selling, general and administrative	10.4

Amortization of Goodwill and Other Intangibles — impairments	1.9

Minority Interests and Other, Net:

Other	0.4

Equity investments	2.0

$47.3

Fiscal Year Ended September 30, 2001 Compared with Fiscal Year Ended September 30, 2000

Sales increased 25.3% to $323.4 million for 2001 from $258.1 million in the prior year. Domestic die-cast sales increased 12.9%. Domestic apparel sales increased 35.8% and foreign sales increased 35.2%. In the second fiscal quarter, in connection with the start of the NASCAR racing season, consumer demand increased significantly. Due to the shorter production lead-time, sales in domestic apparel operations strengthened after the first quarter. However, because of the 90-120 day lead-time required to produce and ship die-cast replicas, product was not available for shipment to customers until late in the third quarter. As a result, domestic die-cast sales growth was lower than apparel sales growth.

Gross profit improved to $115.0 million in fiscal 2001 from $49.0 million in the fiscal 2000. The prior year period included $32.6 million of special charges. The gross profit percentage improved to 35.6% of sales from 31.6% of sales, after considering the effect of special charges. The increase in gross profit as a percentage of sales resulted from reduced freight, product and production costs and the leverage attained from higher die-cast production quantities with relatively fixed tooling and die depreciation costs.

Selling, general and administrative expenses decreased to $69.5 million in 2001 from $107.9 million in the prior year. The prior year included $20.3 million of special charges. Selling, general and administrative, excluding the special charges, represented 21.5% of sales in 2001 and 34.0% of sales in 2000. The decrease as a percentage of sales resulted primarily from costs eliminated as a result of the outsourcing agreement with QVC and cost reductions realized from management and restructuring changes made in the third and fourth quarters of fiscal 2000. We also benefited from the full year effect of headcount reductions in fiscal 2000.

Amortization of goodwill and other intangibles decreased to $6.2 million for 2001 from $16.8 million in the prior year. The prior year period included $9.5 million of special charges. The $1.1 million decrease, net of the special charge, is related to the elimination of goodwill and related amortization from the sale of Fantasy Sports and the reductions in amortization expense as a result of the impairment write-offs of goodwill and other intangibles recorded in the third and fourth quarters of fiscal 2000.

Interest expense and other, net for 2001 was $0.8 million lower than the prior year. The reduction is primarily the result of the $1.2 million reduction in interest expense as a result of the convertible subordinated note repurchases discussed further in Liquidity and Capital Resources and other long-term debt and liabilities reductions since last year.

The effective tax rate of 30.7% in 2001 compares to an effective rate of 29.7% in 2000.

Fiscal Year Ended September 30, 2000 Compared with Fiscal Year Ended September 30, 1999

We incurred a loss of $58.1 million for fiscal 2000 compared with net income of $28.4 million for the fiscal 1999. The fiscal year 2000 loss included $64.8 million of restructuring and other charges as discussed in Special Charges above.

Net sales decreased to $258.1 million in fiscal 2000, a decline of 25.8% from the $347.8 million reported for fiscal 1999. The decrease reflected a general decline in sports licensed merchandise sales, a decline in the number of promotional programs, and a decline in sales for certain licensed products that had enjoyed materially increased sales in the previous year.

Cost of sales for fiscal 2000 was $209.1 million or 81.0% of sales compared with $216.2 million for fiscal 1999 or 62.1% of sales. Before special charges, cost of sales was $176.5 million or 68.4% of sales. This percentage was greater than the percentage for 1999 because of increased freight costs as a percentage of cost of sales, increased manufacturing costs due to change orders, and lower order quantities and sales of product at discounted prices.

Selling, general, and administrative expenses were $107.9 million or 41.8% of sales for fiscal 2000 compared with $71.6 million for fiscal 1999 or 20.6% of sales. Excluding special charges, such expenses were $87.6 million for fiscal 2000 or 34.0% of sales. The increase before special charges of $16.0 million for fiscal 2000 was principally due to the costs of operating goracing.com prior to abandoning our Internet strategy, the costs of operating Fantasy Sports, which was acquired in fiscal 2000, and an increase in sponsorships and additional professional fees. The percentage increase was also due to the reduction in sales volume without a corresponding reduction in such costs.

Amortization of goodwill and other intangibles was $16.8 million for fiscal 2000 compared with $6.8 million for fiscal 1999. Excluding the special charge for the write-off of the goracing.com and Simpson Products, Inc. intangible, amortization was $7.3 million for fiscal 2000.

Interest expense and other, net for 2000 reflects reduced minority interests of $1.6 million resulting from lower income from our 80% owned German subsidiary.

We recorded an income tax benefit of $24.6 million for fiscal 2000, representing 29.7% of the pre-tax, loss compared with a tax provision of $18.5 million for fiscal 1999, representing 39.5% of the pre-tax income. The percentage income tax benefit for fiscal 2000 was less than the percentage tax provision for fiscal 1999 principally because of the special charges for the write-off of intangibles that did not have a tax basis and because no benefit was recorded for state and federal tax jurisdictions.

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the three fiscal years ended September 30, 2001 (in thousands, except per share amounts). All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Fiscal 1999

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)

Net sales(7)	$72,961	$80,249	$103,019	$91,613

Gross profit	25,735	29,995	40,836	35,111

Income from operations	9,678	12,393	20,957	10,195

Net income before extraordinary gain	$4,923	$6,504	$11,570	$5,372

Net income per common share, assuming dilution	$0.29	$0.38	$0.64	$0.31

Weighted average number of common shares, assuming dilution	16,878	17,179	19,297	17,137

	Fiscal 2000

	1st Quarter(2)	2nd Quarter	3rd Quarter(3)	4th Quarter(4)

Net sales(7)	$65,694	$58,948	$77,183	$56,280

Gross profit (loss)	19,895	18,165	14,991	(4,048	)(5)

Loss from operations	(2,348)	(6,517)	(27,671)	(39,156	)(6)

Net loss before extraordinary gain	$(2,129)	$(4,138)	$(23,571)	$(28,250)

Net loss per common share, assuming dilution	$(0.13)	$(0.25)	$(1.44)	$(1.73)

Weighted average number of common shares, assuming dilution	16,909	16,748	16,358	16,366

	Fiscal 2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales(7)	$50,888	$71,074	$92,975	$108,415

Gross profit (loss)	18,082	23,987	33,646	39,262

Income (loss) from operations	1,462	5,870	14,186	17,846

Net income (loss) before extraordinary gain	$(73)	$2,596	$8,228	$12,266

Net income (loss) before extraordinary gain, per common share, assuming dilution	$—	$0.16	$0.48	$0.67

Weighted average number of common shares, assuming dilution	16,243	16,205	18,516	19,059

(1)	Includes a one-time charge of approximately $3.6 million for costs and legal and other expenses related to the settlement of a lawsuit.

(2)	Includes $2.3 million charge related to the withdrawal of the goracing.com initial public offering.

(3)	Includes $15.2 million of goracing.com related charges and other charges of $15.0 million of asset write-downs and impairments.

(4)	Includes $32.2 million of special, principally non-cash charges related to restructuring, costs associated with a reorganization, and a decision to refocus on our core drivers and core programs.

(5)	Our cost of sales was $60.3 million during the fourth quarter of fiscal 2000, or 107.1% of sales, compared with $56.5 million during the fourth quarter of fiscal 1999, or 61.7% of sales. Before special charges, fourth quarter cost of sales was $40.1 million, or 71.3% of sales. The increase in the percentage of sales during the fourth quarter of fiscal 2000 related to increased freight costs and sales of product at discounted prices.

(6)	Loss from operations reflects the factors described in footnote (5) above as well as increases in selling, general, and administrative expenses. Selling, general, and administrative expenses were $34.9 million during the fourth quarter of fiscal 2000, or 62.6% of sales, compared with $22.7 million during fiscal 1999, or 25.1% of sales. Excluding special charges during fiscal 2000, such expenses were $24.8 million, or 44.4% of sales. The percentage increase was in part due to the reduction in sales without a corresponding reduction in such costs.

(7)	Revenues have been restated in all periods for adoption of EITF 00-10, Accounting for Shipping and Handling Fees and Costs, in the quarter ended September 30, 2001.

Our revenue and operating results are subject to quarterly fluctuations as a result of seasonality factors related to the commencement (February) and completion (November) of the NASCAR race season. We believe that quarter-to-quarter comparisons of our past financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

Seasonality

Because the auto-racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (our third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products.

Liquidity and Capital Resources

Our working capital position increased to $90.3 million at September 30, 2001, from $64.5 million at September 30, 2000. Cash increased as a result of increased profitability, proceeds from the sale Fantasy Sports ($3.8 million), receipt of an income tax refund ($17.8 million), proceeds upon exercise of stock options ($3.0 million) and other operating activities, including net inventory reductions since September 30, 2000. The increases in cash were offset by reductions in cash for repurchases of convertible subordinated notes ($11.1 million) and other debt ($6.0 million), treasury stock purchases ($1.5 million), Winner’s Circle acquisition ($1.3 million), expenditures for equipment ($16.6 million) and other operating activities, including volume related increases in accounts receivable ($19.3 million).

Days sales outstanding, calculated on quarterly sales, improved 7.7% over fiscal 2000 as a result of improved receivables management. Inventory turns, calculated on quarterly cost of sales, improved 46.1% over fiscal 2000, with the implementation of a build-to-order approach in die-cast operations and better inventory management. Our backlog at September 30, 2001, was approximately $120 million, with fulfillment scheduled primarily over the following two fiscal quarters.

As of September 30, 2001, $54.9 million of 4 3/4% convertible subordinated notes were outstanding. The subordinated notes are convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on the notes is payable semi-annually on April 1 and October 1 of each year. The notes mature on April 1, 2005. The notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior indebtedness, as defined in the notes. The indenture governing the notes does not limit or prohibit our company or our subsidiaries from incurring additional debt, including senior indebtedness. We have the option to redeem the notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the indenture governing the notes. Upon the occurrence of a “change in control” or a “termination of trading,” as defined in the indenture, the holders of the subordinated notes will have the right to require us to repurchase all or any part of such holders’ notes at 100% of their principal amount, plus accrued and unpaid interest.

In July 2001, the Board of Directors approved a one-year program in which we may purchase up to one million shares of our common stock in the open market or in privately negotiated transactions. No shares have been purchased under the program.

During fiscal 2001, we repurchased Notes with a face value of $45.1 million at pretax gains of $13.4 million. The notes were repurchased using $11.1 million in cash and 829 thousand shares of common stock, previously, reacquired as treasury stock, with a market value of $19.5 million. The difference between the treasury shares’ $6.9 million cost and $19.5 million market value increased additional paid-in capital.

During fiscal 2001, we also paid $4.0 million in cash to settle a long-term obligation, extending through 2007, and valued at $4.8 million. The resulting $0.8 million pre-tax gain is included in extraordinary gain. The settlement also eliminated future contingent royalty payments for trademark usage through 2007.

In September 2000, the Company entered into a Loan and Security Agreement (the Agreement) with a subsidiary of Bank One (Bank One), providing for borrowings up to $30.0 million, subject to the limitation of a calculated borrowing base, and including up to $15.0 million of stand by letters of credit. The line of credit bears interest at the Bank One corporate base plus 0.5% or LIBOR plus 2.5%. The agreement provides for commitment fee of 0.5% of the average unused line of credit and 1.75% to 2.5% of the average unused letters of credit payable annually and expires December 2002. The Agreement is secured principally by inventory, receivables and equipment. The Agreement contains covenants, which require the Company to meet certain financial tests principally related to tangible net worth and EBITDA, and restricts the payment of dividends. The calculated borrowing base generally totals less than $30.0 million at current accounts receivable levels. At September 30, 2001, letters of credit totaled $5.8 million and the available line of credit totaled $22.2 million. We believe that the revised borrowing base will be adequate to cover our letter of credit and other liquidity needs for the next 12 months after considering anticipated cash flow from operations.

We anticipate that our capital expenditures in fiscal 2001 will principally relate to expenditures for tooling and a building addition in Germany. Our capital expenditures are not anticipated to exceed $21 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate risk associated with our credit instruments and foreign currency exchange rate risk associated with our foreign operations. We do not currently use and we have not historically used derivative financial instruments to manage or reduce market risk.

At September 30, 2001, we had $54.9 million outstanding under our convertible subordinated notes at an interest rate of 4.75%, and approximately $2.5 million of debt outstanding at various rates and terms, principally under promissory notes and capital leases. Interest rates on these credit instruments are fixed and comparable to current market rates.

The functional currency for our foreign operation is the Euro. As such, changes in exchange rates between the Euro and the U.S. dollar could adversely affect our future earnings. Given the level of income we currently derive from our foreign operations, we consider this exposure to be minimal. A 10% change in exchange rates would not have a significant impact on our future earnings.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2002 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Item 1, “Our Business — Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2002 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements and Schedule on page F-1 of this Report.

(2)	The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is listed in the Index to Consolidated Financial Statements and Schedule on page F-1 of this report.

(b)	Reports on Form 8-K - Not applicable.

(c)	Exhibits

Exhibit
Number	Exhibit

3.1	First Amended and Restated Articles of Incorporation of Registrant(1)

3.2	Amended and Restated Bylaws of Registrant(1)

4.1	Form of Certificate of Common Stock(2)

4.2	Indenture dated as of March 24, 1998, between Action Performance Companies, Inc. and First Union National Bank, as Trustee, including forms of Notes(3)

10.4.2	1993 Stock Option Plan, as amended and restated through January 16, 1997(6)

10.8	Form of Indemnification Agreement entered into with the Directors of the Registrant(2)

10.27	Manufacturing Agreement between the Registrant and Early Light International Co. Ltd. dated November 1, 2000(5)

10.52	1998 Non-qualified Stock Option Plan(3)

10.49	Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance Companies, Inc.(7)

10.50	Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc.(7)

10.52	1998 Non-qualified Stock Option Plan(3)

10.54	Registration Rights Agreement dated March 24, 1998, by and among Action Performance Companies, Inc., NationsBanc Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc., and Piper Jaffray Inc.(3)

10.56	1999 Employee Stock Purchase Plan(8)

10.57	Standard Form Industrial Lease (Single Tenant) dated June 28, 1999, between H-B Tempe, L.L.C. and Action Performance Companies, Inc.(9)

10.58	Master Lease Agreement dated August 9, 1999 between General Electric Capital Corporation and goracing.com, inc., together with Schedule No. 01, Commitment Letter dated October 4, 1999, and Corporate Guaranty by Action Performance Companies, Inc.(9)

10.59	Distribution Agreement dated September 13, 2000 by and between the Registrant and QVC, Inc.(5)

10.60	Sublease dated March 28, 2000 by and between Action Performance Companies, Inc., and Integrated Information Systems, Inc.(5)

10.61	Equipment Sublease dated March 28, 2000 by and among goracing.com, inc., Action Performance Companies, Inc., and Integrated Information Systems, Inc.(5)

10.62	Equipment Sublease dated March 28, 2000 by and between Integrated Information Systems, Inc. and goracing.com, inc.(5)

10.63	Loan and Security Agreement dated September 29, 2000 by and among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and American National Bank and Trust Company of Chicago.(5)

10.64	Pledge Agreement dated October 2, 2000 by and between Racing Collectables Club of America, Inc., and American National Bank and Trust Company of Chicago.(5)

10.65	Pledge Agreement dated October 2, 2000 by and between Action Performance Companies, Inc., and American National Bank and Trust Company of Chicago.(5)

10.66	Pledge Agreement dated October 2, 2000 by and between goracing.com, inc., and American National Bank and Trust Company of Chicago.(5)

21	List of Subsidiaries of the Registrant

23	Consent of Arthur Andersen LLP

25.1	Statement of Eligibility of Trustee under the Trust Indenture Act of 1939 on Form T-1(13)

(1)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(5)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission on December 29, 2000.

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 22, 1997.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(9)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission on December 29, 1999.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Date: December 19, 2001	/s/ Fred W. Wagenhals Fred W. Wagenhals, Chairman of the Board, President, and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 19, 2001

/s/ R. David Martin, Jr. R. David Martin, Jr.	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 19, 2001

/s/ Melodee L. Volosin Melodee L. Volosin	Executive Vice President – Sales and Director	December 19, 2001

/s/ John S. Bickford John S. Bickford	Vice President — Strategic Alliances and Director	December 19, 2001

/s/ Herbert M. Baum Herbert M. Baum	Director	December 19, 2001

/s/ Edward J. Bauman Edward J. Bauman	Director	December 19, 2001

Jack M. Lloyd	Director	December 19, 2001

/s/ Robert L. Matthews Robert L. Matthews	Director	December 19, 2001

/s/ Lowell L. Robertson Lowell L. Robertson	Director	December 19, 2001

ACTION PERFORMANCE COMPANIES, INC.
Index to Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Action Performance Companies, Inc.:

We have audited the accompanying consolidated balance sheets of ACTION PERFORMANCE COMPANIES, INC. (an Arizona corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Performance Companies, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
Phoenix, Arizona
November 2, 2001

ACTION PERFORMANCE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

September 30, 2001 and 2000
(in thousands, except per share data)

	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$64,514	$22,758

Accounts receivable, net of allowance of $2,141 and $3,392	40,725	22,901

Inventories	25,120	32,017

Prepaid royalties	10,222	7,262

Estimated income tax receivable	—	14,000

Deferred taxes	2,672	5,905

Prepaid expenses and other	1,392	1,942

Total current assets	144,645	106,785

PROPERTY AND EQUIPMENT, net	40,356	46,066

GOODWILL AND OTHER INTANGIBLES, net	89,722	94,894

DEFERRED TAXES	—	1,423

DEPOSITS AND OTHER	4,230	6,749

	$278,953	$255,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$18,371	$16,510

Accrued royalties	16,792	9,998

Accrued expenses	11,281	14,250

Income tax payable	7,474	—

Current portion of long-term debt	424	1,503

Total current liabilities	54,342	42,261

LONG-TERM LIABILITIES:

Deferred taxes	3,968	—

4 3/4% convertible subordinated notes	54,933	100,000

Other long-term debt	2,063	7,775

Other	742	565

Total long-term liabilities	61,706	108,340

MINORITY INTERESTS	3,079	2,598

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:

Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $.01 par value, 25,000 shares authorized; 17,313 and 16,964 shares issued	173	170

Additional paid-in capital	121,669	102,813

Treasury stock, at cost, 143 and 592 shares	(1,221)	(6,520)

Accumulated other comprehensive loss	(5,625)	(6,639)

Retained earnings	44,830	12,894

Total shareholders’ equity	159,826	102,718

	$278,953	$255,917

The accompanying notes are an integral part of these consolidated balance sheets.

ACTION PERFORMANCE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2001, 2000 and 1999
(in thousands, except per share data)

	2001	2000	1999

Net sales	$323,352	$258,105	$347,842

Cost of sales	208,375	209,102	216,165

Gross profit	114,977	49,003	131,677

Operating expenses:

Selling, general and administrative	69,456	107,942	71,636

Amortization of goodwill and other intangibles	6,157	16,753	6,818

Total operating expenses	75,613	124,695	78,454

Income (loss) from operations	39,364	(75,692)	53,223

Interest expense	(5,102)	(6,291)	(6,929)

Minority interests and other, net	(1,040)	(696)	601

Income (loss) before income taxes and extraordinary gain	33,222	(82,679)	46,895

Income taxes	10,205	(24,592)	18,526

Income (loss) before extraordinary gain	23,017	(58,087)	28,369

Extraordinary gain on extinguishment of debt, net of $5,300 income taxes	8,919	—	—

Net income (loss)	31,936	(58,087)	28,369

Currency translation	1,014	(5,925)	(2,396)

Comprehensive income (loss)	$32,950	$(64,012)	$25,973

EARNINGS PER COMMON SHARE:

Basic-

Income (loss) before extraordinary gain	$1.41	$(3.52)	$1.69

Extraordinary gain, net of tax	0.54	—	—

Net income (loss)	$1.95	$(3.52)	$1.69

Diluted-

Income (loss) before extraordinary gain	$1.37	$(3.52)	$1.65

Extraordinary gain, net of tax	0.53	—	—

Net income (loss)	$1.90	$(3.52)	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended September 30, 2001, 2000 and 1999
(in thousands)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive
			Paid-in	Treasury	Income	Retained
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Total

BALANCE, SEPTEMBER 30, 1998	16,423	$164	$91,974	$—	$1,682	$42,612	$136,432

Stock option exercises	333	3	3,835	—	—	—	3,838

Stock option tax benefits	—	—	2,450	—	—	—	2,450

Common stock issuances	173	2	4,296	—	—	—	4,298

Currency translation	—	—	—	—	(2,396)	—	(2,396)

Net income	—	—	—	—	—	28,369	28,369

BALANCE, SEPTEMBER 30, 1999	16,929	169	102,555	—	(714)	70,981	172,991

Stock option exercises	21	1	129	—	—	—	130

Stock option tax benefits	—	—	19	—	—	—	19

Common stock issuances for employee stock purchase plan	14	—	110	—	—	—	110

Common stock purchases, 592 shares	—	—	—	(6,520)	—	—	(6,520)

Currency translation	—	—	—	—	(5,925)	—	(5,925)

Net loss	—	—	—	—	—	(58,087)	(58,087)

BALANCE, SEPTEMBER 30, 2000	16,964	170	102,813	(6,520)	(6,639)	12,894	102,718

Stock option exercises	329	3	2,986	—	—	—	2,989

Stock option tax benefits	—	—	1,396	—	—	—	1,396

Warrant issuances for services and licenses	—	—	1,641	—	—	—	1,641

Common stock issuances for employee stock purchase plan and other	20	—	205	—	—	—	205

Treasury stock issuances for note repurchases, 829 shares	—	—	12,628	6,859	—	—	19,487

Common stock purchases, 380 shares	—	—	—	(1,560)	—	—	(1,560)

Currency translation	—	—	—	—	1,014	—	1,014

Net income	—	—	—	—	—	31,936	31,936

BALANCE, SEPTEMBER 30, 2001	17,313	$173	$121,669	$(1,221)	$(5,625)	$44,830	$159,826

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2001, 2000 and 1999
(in thousands)

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$31,936	$(58,087)	$28,369

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-

Deferred income taxes	8,560	(9,227)	159

Depreciation and amortization, excluding special charges	28,366	25,111	22,946

Special charges	—	58,988	—

Extraordinary gain on extinguishment of debt	(14,219)	—	—

(Gain) loss on property and equipment sales	311	(176)	—

Stock options tax benefits	1,396	19	2,450

Minority interest undistributed earnings	298	298	1,930

Change in assets and liabilities, net of businesses acquired and disposed:

Accounts receivable, net	(19,347)	10,920	(8,065)

Inventories	5,935	(561)	(9,067)

Prepaid royalties	(2,960)	(7,771)	(3,725)

Other assets	699	(3,531)	(2,157)

Accounts payable and accrued expenses	1,413	(2,757)	6,731

Accrued royalties	7,069	(3,502)	2,931

Income tax payable and receivable, net	22,337	(14,000)	6,476

Other liabilities	(581)	3,255	(1,058)

Net cash provided by (used in) operating activities	71,213	(1,021)	47,920

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment purchases	(16,580)	(25,862)	(26,693)

Property and equipment sales proceeds	60	1,963	155

(Acquisitions) dispositions, net of costs	2,513	(3,063)	(4,738)

Notes receivable collected (issued), net	—	1,080	1,043

Net cash used in investing activities	(14,007)	(25,882)	(30,233)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock option exercise proceeds	2,989	130	3,838

Employee stock purchase plan stock issuance proceeds	30	110	—

Common stock purchases for treasury	(1,482)	(6,520)	—

Long-term debt repayments, net	(17,111)	(2,015)	(24,143)

Net cash used in financing activities	(15,574)	(8,295)	(20,305)

Effect of exchange rate changes on cash and cash equivalents	124	(567)	274

Net change in cash and cash equivalents	41,756	(35,765)	(2,344)

Cash and cash equivalents, beginning of year	22,758	58,523	60,867

Cash and cash equivalents, end of year	$64,514	$22,758	$58,523

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

Operations

Action Performance Companies, Inc., an Arizona corporation, and its United States and German subsidiaries (Action) designs and sells licensed motorsports collectible and consumer products. Our products include die-cast scaled replicas of motorsports vehicles, apparel (including t-shirts, hats, and jackets), and souvenirs. In the United States, Action is licensee of the National Association for Stock Car Auto Racing (NASCAR), Indy Racing League (IRL), World of Outlaws and National Hot Rod Association (NHRA). In Germany, we merchandise Formula One and high-end auto manufacturer die-cast replica vehicles. We closed our Australian and England subsidiaries (collectively Goodsports) effective September 30, 2001. See Acquisitions and Dispositions for further discussion.

Our products are marketed in the United States, Germany and worldwide through:

•	Distributor networks which target specialty retailers,

•	Mobile trackside souvenir stores which target motorsports event attendees,

•	Mass-market retailers,

•	A members only collectors’ catalog club, managed by QVC,

•	Television programming on QVC,

•	Internet sites including goracing.com, an Internet site maintained by QVC, and

•	Other distribution channels.

We work closely with drivers, teams, owners, track operators and sponsors, to design and merchandise products. We outsource production of the die-cast and most of the apparel and souvenirs. We retain ownership and control over designs and tooling, however, and maintain close working relationships with outsourced manufacturers to help ensure quality product.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Action Performance Companies, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Action’s fiscal year ends September 30. Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory values, depreciation, amortization, prepaid royalty allowances, taxes and contingencies. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title passes to the customer, the fee is fixed or determinable and collectibility is probable. Most distributor sales are recognized when product is shipped to a distributor because title to the product passes to the distributors at shipment. We recognize trackside souvenir sales when the consumer purchases product trackside. Sales to mass-market retailers are recognized when title to product passes to the retailer, either at time of shipment to the retailer or receipt by the retailer. Under terms of our consignment agreement with QVC, collectors club catalog sales are recognized when QVC ships product to the consumer. A portion of the product sold through television programming is consignment product, for which sales are recognized when QVC ships the product to the consumer. Internet and other sales are generally recognized when delivered to the consumer.

Inventory

Inventories are stated at cost (first-in, first-out method) or estimated net realizable value if lower. The cost of purchased inventory includes the cost of the purchased product and freight in. Cost of sales also includes freight out.

Licenses and Royalties

License agreements generally require payments of royalties to drivers, sponsors, teams and other parties on a calendar year basis. Royalties payable are recognized as cost of sales when the related sale is recognized. Guarantees advanced under license agreements are carried as prepaid royalties until earned by the third party. Prepaid royalties are evaluated quarterly and expensed to cost of sales to the extent projected to be unrecoverable through sales. Royalties are generally payable within thirty days of each quarter end.

Personal Services

Amounts due under personal service agreements for driver appearance fees and similar matters, are expensed to selling, general and administrative over the term during which the services are provided.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and all highly liquid investments with original maturities of three months or less.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which range up to twenty-five years. Depreciation of tooling and other production assets is included in cost of sales. All other depreciation is included in selling, general and administrative. Maintenance and repairs are charged to expense as incurred. The costs of renewals and betterments that materially extend the useful lives of assets or increase their productivity are capitalized.

Goodwill and Other Intangibles

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations and is amortized using the straight-line method over periods ranging from seven to twenty-five years which represents our estimate of the estimated economic lives of the assets. Other intangibles, which consist of licenses, are amortized using the straight-line method over their contractual lives, which range from three to fifteen years.

Long-Lived Assets

We periodically evaluate long-lived assets and certain identifiable intangible assets used in operations for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Determination of recoverability is based on the sum of the expected long-term undiscounted cash flows compared to the carrying amount of the long-lived assets being evaluated.

Currency Translation

Financial information relating to foreign operations is reported in accordance with SFAS No. 52, Foreign Currency Translation. The financial statements of non-U.S. subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these non-U.S. subsidiaries are translated at exchange rates in effect as of each balance sheet date, and related revenues and expenses are translated at average exchange rates in effect during the period. The resulting currency translation adjustments are recorded directly to shareholder’s equity as a component of other comprehensive income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS

We implemented Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs (Issue 00-10), as required, in the quarter ended September 30, 2001. Amounts billed to customers for shipping and handling have been reclassified as sales in all periods presented. Prior to implementation, amounts billed to customers for shipping and handling were classified as a reduction of cost of sales. These billings totaled $2.5 million in 2001, $3.4 million in 2000 and $5.4 million in 1999.

We adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) early, effective October 1, 2001. This standard establishes new guidelines for determining the accounting value of goodwill and other intangibles and eliminates the amortization requirement for goodwill and intangibles with an indefinite life. We will complete an evaluation of goodwill by March 31, 2002, and other intangibles by December 31, 2001, in accordance with SFAS 142. We do not anticipate making adjustments. However, we would record any necessary adjustments as cumulative effect of change in accounting principle. As of October 1, 2001, goodwill amortization ceased, in accordance with SFAS 142. Goodwill amortization had been approximately $1.0 million per quarter in fiscal 2001.

SFAS No. 141, Business Combinations, requires all business combinations initiated after June 30, 2001, be accounted for under the purchase method and in accordance with the statement. Accordingly, all acquisitions initiated after June 30, 2001, have been recorded in compliance with the statement.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and extends the presentation of discontinued operations to include more disposal transactions. The statement also requires an impairment loss be recognized for assets held for use when the carrying amount is not recoverable, using an undiscounted cash flow test. We intend to early adopt the statement in the first quarter of fiscal 2002. We expect adoption will not have a material effect on financial position or results of operations.

SPECIAL CHARGES

The fiscal 2000 financial statements include charges of $17.5 million arising from the decision to abandon our internet strategy, relating to goracing.com. The charges include provision for the write-off of goodwill, endorsements, sponsorship commitments, employee severance and termination costs, and the withdrawal of the initial public offering of goracing.com. The charges are reflected in the fiscal 2000 financial statements as follows (in millions):

2000

Selling, General and Administrative:

Non-cash charges-

Accounts receivable and prepaids	$1.5

Initial public offering withdrawal	2.3

Other	0.3

Cash charges-

Professional fees	0.8

Employee severance and termination costs	0.7

Endorsements and sponsorships	4.3

Selling, general and administrative	9.9

Amortization of Goodwill and Other Intangibles	7.6

$17.5

We completely utilized the accruals for the above cash charges of $5.8 million with cash payments of $0.7 million in fiscal 2001 and $5.1 million in fiscal 2000.

In addition to the goracing.com charges, the fiscal 2000 financial statements include charges of $47.3 million for restructuring and other costs. Anticipated sponsorships, driver and marketing programs did not materialize as anticipated, contributing to $13.3 million in inventory write-downs. Vendor discounts totaling $3.0 million were anticipated but not received due to lower than anticipated volumes. A change in the estimated useful lives of tooling equipment and identification of obsolete items caused tooling write-downs and amortization totaling $8.5 million. We decided to concentrate future production on core drivers and core programs contributing to write downs of prepaid royalties and sponsorship fees of $7.8 million. Revised estimates of the collectibility of certain customer account balances indicated $6.1 million of additional receivable reserve requirements. We determined the goodwill related to the die-cast helmet product line was worthless resulting in a $1.9 million impairment. These charges are reflected in the fiscal 2000 financial statements as follows (in millions):

2000

Cost of Sales:

Inventory write-downs	$13.3

Vendor discounts	3.0

Depreciation-

Tooling write-down	1.9

Tooling amortization	6.6

Prepaid royalty and sponsorship fees	7.8

Total cost of sales	32.6

Selling, General and Administrative:

Accounts receivable	6.1

Other assets	4.3

Total selling, general and administrative	10.4

Amortization of Goodwill and Other Intangibles — impairments	1.9

Minority Interests and Other, Net:

Other	0.4

Equity investments	2.0

$47.3

ACQUISITIONS AND DISPOSITIONS

In September 2001, the board of directors approved liquidation of Goodsports Holdings Pty Ltd (Goodsports), a subsidiary and marketer of licensed Formula One product, operating primarily in England. In October, liquidation proceedings began in England. Action will receive no proceeds from the liquidation. In 2001, we accrued $0.9 million, pre-tax, for severance, legal, accounting and other costs related to the liquidation. In 1999, we had acquired Goodsports for consideration consisting of assumption of certain liabilities. Historical operating results for Goodsports are summarized in Segment Information.

In July 2001, we purchased an 80% ownership interest in Castaway Collectables LLC (Castaway). We allocated $0.7 million to goodwill in the initial purchase price allocation. The first shipments of Castaway product will occur in December 2001.

Effective May 2001, we acquired Hasbro’s “Winner’s Circle™’’ brand name and related die-cast inventory and tooling (Winner’s Circle). We allocated $0.5 million of the initial $1.3 million purchase price to tooling and inventory, and the remainder to the trademark and a non-compete agreement. As additional consideration, we agreed to pay 3% of related product sales to Hasbro, quarterly, for the next five years. The additional consideration will be added to the price of the trademark quarterly. The trademark will not be amortized under SFAS 142. We began designing, manufacturing and marketing licensed die-cast racecar toy replicas for the mass retail market in May 2001. Fiscal 2001 sales, for the five months, totaled approximately $6.5 million. Winner’s Circle sales are included in the domestic die-cast segment.

In November 2000, we sold Fantasy Sports Enterprises, Inc. (Fantasy Sports) for an aggregate sale price of $4.2 million. Net proceeds to the Company totaled $3.8 million, which approximated Fantasy Sports’ net assets. In October 1999, we had acquired substantially all of the assets and assumed certain liabilities of Fantasy Sports for $3.1 million in cash. Fantasy Sports operated Fantasy Cup Auto Racing through its Web site at www.fantasycup.com. In connection with the October 1999 acquisition, we had recorded goodwill of approximately $4.0 million, which, until disposition, had been amortizing straight-line over 15 years.

In November 1998, we acquired Tech 2000 Worldwide, Inc. and the “goracing.com” Internet web site for 137,925 shares of restricted common stock valued at $4.3 million and recorded goodwill of $5.4 million, which, until impaired and written off in Special Charges, had been amortizing straight-line over 7 years.

In October 1998, we acquired Intellectual Properties Group, Inc. (IPG) for 35,000 shares of common stock. The transaction was accounted for as a pooling of interests. IPG’s historical operating results and financial position were not material to our operating results and financial position, and thus prior period financial statements were not restated.

SEGMENT INFORMATION

Reportable segments are based on divisions operating geographically, domestic and abroad, and specializing in either die-cast or apparel and other souvenirs. The domestic die-cast operation is based in Phoenix. The domestic apparel and other souvenir operation is based in Charlotte, with a screen-printing facility in Atlanta. The foreign die-cast operation is based in Germany. The foreign apparel and souvenir operation (Goodsports) was based in England. Goodsports was closed effective September 30, 2001.

We evaluate performance and allocate resources based on segment operating income (loss). The accounting policies of the reportable segments are the same as those used in the consolidated financial statements. Domestic licensing costs and certain management costs are not allocated to the domestic operating segments and are included in corporate and other. Intangible licenses are included in corporate and other assets. Each domestic segment is allocated royalty expense based on the incremental royalty due on that segment’s sales. Domestic royalty guarantees advanced and unearned are an expense of corporate and other. The operating results of goracing.com are included in corporate and other. It is impracticable to separately present the operating results of goracing.com, although it was a reportable operating segment in 2000, as defined in SFAS 131. Financial information for the reportable segments follows (in thousands):

		Inter-segment	Depreciation and		Operating Income		Net Capital	Identifiable Assets
	External Revenues	Revenues	Amortization		(Loss)		Expenditures	As of September 30,

Fiscal 2001:

Domestic die-cast	$135,571	$9,972	$13,568		$36,274		$8,670	$52,526

Domestic apparel	142,954	—	5,028		23,181		386	92,136

Foreign die-cast	28,793	122	3,789		6,385		6,692	40,599

Foreign apparel	11,055	190	263		(2,591)		257	—

Corporate and other	4,979	—	5,718		(23,059)		515	95,869	(e)

Eliminations	—	(10,284)	—		(826)		—	(2,177)

Total per consolidated financial statements	$323,352	$—	$28,366		$39,364		$16,520	$278,953

Fiscal 2000:

Domestic die-cast	$120,078	$5,659	$23,110	(a)	$3,367	(a)	$15,108	$49,715

Domestic apparel	105,292	—	4,897		(2,737	)(b)	2,748	90,301

Foreign die-cast	19,661	—	2,668		2,054		5,776	33,314

Foreign apparel	9,816	—	228		(5,108	)(d)	246	6,031

Corporate and other	3,258	—	12,208	(c)	(73,268	)(c)	21	77,681	(e)

Eliminations	—	(5,659)	—		—		—	(1,125)

Total per consolidated financial statements	$258,105	$—	$43,111		$(75,692)		$23,899	$255,917

Fiscal 1999:

Domestic die-cast	$188,866	$12,285	$9,977		$64,665		$11,840	(f	)

Domestic apparel	117,387	—	4,264		17,145		2,270	(f	)

Foreign die-cast	29,282	—	3,476		7,498		5,471	$37,884

Foreign apparel	6,741	—	225		(1,332)		217	7,163

Corporate and other	5,566	—	5,004		(34,753)		6,740	(f	)

Eliminations	—	(12,285)	—		—		—	(f	)

Total per consolidated financial statements	$347,842	$—	$22,946		$53,223		$26,538	$340,061

(a)	Domestic die-cast segment depreciation and amortization reflects tooling write-down, tooling amortization, and goodwill and intangible impairments special charges totaling $10.4 million. Domestic die-cast segment operating income (loss) reflects these charges and $13.0 million of additional charges.

(b)	Domestic apparel operating income (loss) reflects $7.7 million of inventory write-downs and accounts receivable special charges.

(c)	Corporate and other depreciation and amortization includes goodwill and intangible write-offs totaling $7.8 million related to goracing.com and other. Corporate and other operating income (loss) reflects these charges and $22.3 million of additional special charges related to goracing.com, prepaid royalties and sponsorships, accounts receivable, equity investments and other.

(d)	Foreign apparel segment operating income (loss) includes $1.4 million of other assets special charges.

(e)	Corporate and other assets includes $60.9 million in cash at September 30, 2001, and $20.2 million in cash at September 30, 2000.

(f)	It is not practicable to determine the identifiable assets of each segment as of September 30, 1999, in a manner consistent with 2000 and 2001.

INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2001	2000

Raw Materials (apparel blank stock)	$3,462	$4,595

Finished Goods (die-cast collectibles and finished apparel)	21,658	27,422

	$25,120	$32,017

We depend upon third parties to manufacture all die-cast product and most apparel and souvenirs. Most significantly, one manufacturer produces over 80% of die-cast product. Any difficulty experienced by this manufacturer in producing and delivering the die-cast collectible product could have an adverse effect on results of operations.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30 (in thousands):

	2001	2000	Estimated Useful Life

Land, building and leasehold improvements	$8,392	$8,208	2-25 years

Tooling	79,269	74,421	1-3 years

Equipment, software and other	21,196	22,678	3-5 years

Trackside trailers and vehicles	5,231	5,266	5 years

	114,088	110,573

Less - accumulated depreciation	(73,732)	(64,507)

	$40,356	$46,066

During fiscal 2000, we reduced the depreciable lives of certain tooling equipment from 5 and 2 years to 3 and 1.5 years, respectively. The revision was based on current information pertaining to the remaining economic useful lives of these assets, taking into consideration factors such as changes in the timing of the introduction of auto body design changes by the major U.S. automobile manufacturers and the increased rate at which tooling equipment is being used in the manufacturing process. This change in accounting estimate increased depreciation $6.6 million in fiscal 2000 (See Special Charges).

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consists of the following at September 30 (in thousands):

		Weighted Average		Weighted Average
		Amortization		Amortization
	2001	Period	2000	Period

Intangibles with Indefinite Lives: Carrying amount-

Goodwill	$93,470	23.6 years	$95,927	23.3 years

Trademark	1,095	15.0 years	—	NA

	94,565	23.5 years	95,927	23.3 years

Accumulated amortization	(16,553)		(12,683)

	78,012		83,244

Intangibles with Definite Lives:

Carrying amount	18,021	8.9 years	17,089	8.2 years

Accumulated amortization	(6,311)		(5,439)

	11,710		11,650

	$89,722		$94,894

Goodwill and the trademark ceased amortizing effective October 1, 2001 with the adoption of SFAS 142. Intangibles with definite lives consists principally of licenses and will continue amortizing under SFAS 142.

DEBT AND FINANCING

The 4 3/4% convertible subordinated notes (the Notes) are convertible at the option of the holders into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. The Notes are generally unsecured obligations of the Company. The indenture governing the Notes does not limit or prohibit additional indebtedness, including senior indebtedness. We may, at our option, redeem the Notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the indenture. The Notes mature April 1, 2005. Upon the occurrence of a “change in control” or a “termination of trading,” as defined in the indenture, each holder of the Notes will have the right to require Action to repurchase notes, in whole or in part, at face value plus accrued and unpaid interest. The related offering expenses and initial purchasers discount of 3% are included in other long-term assets and are being amortized into interest expense using the effective interest rate method.

During fiscal 2001, we repurchased Notes with a face value of $45.1 million at pre-tax gains of $13.4 million. The notes were repurchased using $11.1 million in cash and 829 thousand shares of common stock with a market value of $19.5 million. The stock was reissued from treasury. The difference between the treasury shares’ $6.9 million cost and $19.5 million market value increased additional paid-in capital.

During fiscal 2001 we also paid $4.0 million in cash to settle a long-term obligation, extending through 2007, and valued at $4.8 million. The resulting $0.8 million pre-tax gain is included in extraordinary gain. The settlement also eliminated future contingent royalty payments for trademark usage through 2007.

Other long-term debt of $0.5 million was also extinguished early, at no gain or loss.

Other long-term debt consists of the following at September 30 (in thousands):

	2001	2000

Notes payable, secured by property and equipment, 6.0% to 8.4%	$2,487	$4,060

Long-term obligations, unsecured, 8.0%	—	5,207

Other	—	11

	2,487	9,278

Less current portion	(424)	(1,503)

	$2,063	$7,775

The aggregate future maturities of the 4 3/4% convertible subordinated notes (the Notes) and other long-term debt at September 30, 2001, follows (in thousands):

Fiscal Year	Notes	Other Long-Term Debt

2002	$—	$424

2003	—	359

2004	—	387

2005	54,933	175

2006	—	188

Thereafter	—	954

Total	$54,933	$2,487

The fair value of the Notes on September 30, 2001, using quoted market prices, was $46.8 million. The carrying amounts of other long-term debt approximate fair value based on current market prices for similar debt instruments.

In September 2000, the Company entered into a Loan and Security Agreement (the Agreement) with a subsidiary of Bank One (Bank One), providing for borrowings up to $30.0 million, subject to the limitation of a calculated borrowing base, and including up to $15.0 million of stand by letters of credit. The line of credit bears interest at the Bank One corporate base plus 0.5 percent or LIBOR plus 2.5 percent. The agreement provides for commitment fee of 0.5% of the average unused line of credit and 1.75% to 2.5% of the average unused letters of credit payable annually and expires December 2002. The Agreement is secured principally by inventory, receivables and equipment. The Agreement contains covenants, which require the Company to meet certain financial tests principally related to tangible net worth and EBITDA, and restricts the payment of dividends. The calculated borrowing base generally totals less than $30.0 million at current accounts receivable levels. At September 30, 2001, letters of credit totaled $5.8 million and the available line of credit totaled $22.2 million.

CREDIT AND MARKET RISK

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our credit base and the geographical dispersion of the customers.

Cash equivalents consist of cash and $49.4 million of investments in overnight reverse repurchase agreements at September 30, 2001. Repurchase agreements are collateralized at 102% of securities provided as collateral by the counterparty bank. The bank provides securities with a market value at least equal to the funds held by the bank under the underlying repurchase agreement.

SHAREHOLDERS’ EQUITY

As of September 30, 2001, options on 258,487 shares of common stock were available for grant to key employees, consultants, independent contractors and non-employee directors under the 1993 Stock Option Plan, 1998 Non-Qualified Stock Option Plan and the 2000 Stock Option Plan, as approved by shareholders. The stock option plans allow awards in the form of incentive stock options, non-statutory stock, stock appreciation rights and shares of common stock. In October 2001, the board of directors amended the 2000 Stock Option Plan and increased the number of shares issuable under the plan from 7% of issued common shares not to exceed 2 million shares, to 13% of issued common shares not to exceed 3 million shares. This amendment is subject to shareholder approval. The board also increased the number of shares reserved for issuance under the 2000 Stock Option Plan, from 2 million shares to 3 million shares. As a result of the board action, as of September 30, 2001, the total shares reserved for issuance under the stock option plans increased to 5,482,135 shares and options on 1,288,703 shares were available for grant.

Stock option plan activity and data follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,279,775	$16.27	996,387	$21.23	930,811	$14.61

Granted	1,063,000	9.91	491,500	8.94	419,500	28.50

Exercised	(329,232)	9.07	(20,918)	6.16	(332,924)	11.53

Canceled	(249,514)	18.25	(187,194)	27.48	(21,000)	26.64

Outstanding at end of year	1,764,029	$13.50	1,279,775	$16.27	996,387	$21.23

Outstanding exercisable at end of year	519,016	$21.30	659,323	$17.47	460,668	$14.88

Options available for grant at end of year	258,487		1,020,038		174,360

Weighted average fair value of options granted in the year		$9.82		$7.43		$13.93

Options outstanding and exercisable by price range as of September 30, 2001, are as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.38–$ 7.38	745,500	9.2	$4.35	33,666	$5.45

7.39– 14.75	242,473	6.9	10.01	93,301	10.60

14.76– 22.13	437,556	6.9	20.19	105,889	18.55

22.14– 29.50	285,000	3.6	26.06	237,829	26.05

29.51– 36.88	53,500	5.7	35.27	48,331	35.59

2.38– 36.88	1,764,029	7.3	$13.50	519,016	$21.30

We account for stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to or exceeding the fair value of the common stock on the date of grant. For SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing method with the following assumptions:

	2001	2000	1999

Volatility	81.0%	112.6%	7.1%

Risk-free interest rate	4.5%	5.3%	5.8%

Dividend rate	0.0%	0.0%	0.0%

Expected life of options	3 years	6 years	3 years

Options generally vest ratably over three years. Had compensation costs been determined consistent with SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of stock options granted over the respective vesting period of the options, the net income (loss) before extraordinary gain and per share amounts would have been the following pro forma amounts (in thousands, except per share data):

	2001	2000	1999

Net Income (Loss) Before

Extraordinary Gain:

As Reported	$23,017	$(58,087)	$28,369

Pro Forma	$20,309	$(60,597)	$25,056

Basic EPS:

As Reported	$1.41	$(3.52)	$1.69

Pro Forma	$1.24	$(3.67)	$1.49

Diluted EPS:

As Reported	$1.37	$(3.52)	$1.65

Pro Forma	$1.21	$(3.67)	$1.47

In 2001, we issued warrants to purchase 200 thousand shares of common stock at an average exercise price of $14.23 per share, in connection with business acquisitions and license agreements. The common stock had an average market price of $14.55 on the issuance dates. The warrants had a fair value of approximately $1.6 million as estimated by the Black-Scholes option pricing method (average assumed volatility 60%, risk-free rate 4.31% and term of 5.1 years). Issuance resulted in increases in additional paid-in-capital and goodwill and intangible assets.

A total of 1,800,000 shares of the Company’s common stock are reserved for sale to employees under the Action Performance Companies, Inc. 1999 Employee Stock Purchase Plan. The plan allows eligible employees to purchase shares of common stock at the lesser of 85% of the fair value of such shares at the beginning or end of each semi-annual offering period. Purchases are limited to 15% of an employee’s eligible compensation, subject to a maximum limitation of $25 thousand per employee annually. Employee withholdings under the plan commenced on August 1999 and share purchases occur semi-annually.

In July 2001, the Board of Directors approved a one-year program in which we may purchase up to 1 million shares of our common stock in the open market or in privately negotiated transactions. No shares have been purchased under the program.

EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators in the EPS computations for income (loss) before extraordinary gain follows (in thousands):

	2001	2000	1999

NUMERATOR:

Basic – income (loss) before extraordinary gain	$23,017	$(58,087)	$28,369

Effect of dilutive 4 3/4% convertible subordinated notes, tax affected interest	—	—	3,216

Diluted – adjusted income (loss) before extraordinary gain and assumed conversions	$23,017	$(58,087)	$31,585

DENOMINATOR:

Basic – weighted average shares	16,373	16,515	16,789

Effect of dilutive stock options and warrants	476	—	315

Effect of dilutive 4 3/4% convertible subordinated notes	—	—	2,075

Diluted – adjusted weighted average shares and assumed conversion of 4 3/4% convertible subordinated notes	16,849	16,515	19,179

The impacts of options and warrants outstanding for the purchase of 925 thousand shares of common stock at an average price of $22.50 were not included in the calculation of diluted EPS for fiscal 2001 because to do so would be antidilutive. Those options and warrants had exercise prices greater than the average market price of the common stock in fiscal 2001. The impacts of outstanding 4 3/4% convertible subordinated notes were not included in the calculation of diluted EPS for fiscal 2001, because to do so also would have been antidilutive. The antidilutive options, antidilutive warrants, and 4 3/4% convertible subordinated notes could potentially dilute EPS in the future.

EMPLOYEE BENEFITS

Our defined contribution plan qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code and is available to substantially all domestic employees. Participating employees may defer from 1% to 15% of their pre-tax compensation. The plan provides for an employer matching contribution of fifty cents for each dollar contributed by the employee, up to a maximum of 2% of the employee’s defined compensation. The plan also provides for an annual employer profit sharing contribution in such amounts as the Board of Directors may determine. In fiscal years 2001, 2000 and 1999, employer-matching contributions expensed totaled $157 thousand, $191 thousand, and $206 thousand.

INCOME TAXES

We provide for income taxes under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

Income taxes, excluding income taxes on extraordinary gain, consists of the following (in thousands):

	2001	2000	1999

Current:

Federal	$4,557	$(15,765)	$14,877

State	409	—	849

Foreign	1,228	400	2,641

	6,194	(15,365)	18,367

Deferred:

Change in net deferred tax liability	8,560	(9,227)	159

Change in estimated income tax receivable	(4,549)	—	—

	4,011	(9,227)	159

Income taxes	$10,205	$(24,592)	$18,526

A reconciliation of the federal income tax rate to the Company’s effective rate follows:

	2001	2000	1999

Statutory federal rate	35%	(35)%	35%

State taxes, net of federal benefit	2	(2)	2

Foreign incremental rate	—	—	2

Non-deductible expenses	1	2	—

Valuation allowances	(2)	5	—

US benefit of Goodsports closure	(5)	—	—

	31%	(30)%	39%

The components of deferred taxes at September 30 follow (in thousands):

	2001	2000

Deferred Tax Assets:

Domestic-

Inventory cost capitalization	$800	$869

Reserves and accruals	3,718	8,752

Deferred compensation	320	220

Intangible asset capitalization	1,239	2,183

Capital loss carryforwards	758	752

State net operating losses	1,548	1,102

Valuation allowance	(2,131)	(1,636)

Foreign-

Reserves and accruals	217	350

Net operating losses	2,483	6,125

Valuation allowance	(1,164)	(2,516)

Net deferred tax assets	7,788	16,201

Deferred Tax Liabilities:

Domestic-

Accelerated tax depreciation	(1,829)	(1,248)

Accelerated tax amortization	(3,462)	(2,817)

Reserves and accruals	(314)	(457)

Foreign-

Accelerated tax depreciation	(897)	(3,567)

Accelerated tax amortization	(2,530)	(759)

Reserves and accruals	(52)	(25)

Net deferred tax liabilities	(9,084)	(8,873)

Net deferred tax asset (liability)	$(1,296)	$7,328

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. During 2001, we reduced valuation allowances by $1.5 million because 2001 taxable income was sufficient to realize state net operating loss tax assets and other deferred tax assets. In 2001, we also offset $2.1 million of valuation allowances against deferred tax assets when Goodsports liquidated. Valuation allowances as of September 30, 2001, include $1.2 million to fully reserve a foreign tax asset for net operating losses generated by a German subsidiary, $1.3 million to fully reserve tax assets for state net operating losses expected to expire before realized and $0.8 million to fully reserve capital loss carryforwards. Those capital loss carryforwards of $2.0 million expire $1.0 million in 2005 and $1.0 million in 2006.

No United States federal income taxes have been provided on undistributed earnings of German subsidiaries deemed permanently reinvested. Those earnings total $4.1 million at September 30, 2001.

SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions follow (in thousands):

	2001	2000	1999

Supplemental disclosures:

Interest paid	$5,222	$6,276	$4,279

Income taxes paid (refunded), net	(17,032)	2,332	12,052

Non-cash transactions:

Common stock issued in acquisitions	175	—	4,298

Warrants issued in acquisitions	241	—	—

Warrants issued for licenses	1,399	—	—

Licenses contributed for minority interest	173	—	—

Shares issued to repurchase debt	12,628	—	—

Debt and liabilities incurred or assumed in acquisitions	—	833	3,999

Property and equipment acquired with debt	—	—	1,078

LEGAL MATTERS

Action was named as defendant in lawsuits that alleged anti-competitive activities in violation of federal anti-trust law on the part of certain entities, prior to Action’s acquisition of those entities. In order to avoid further expense and the distraction of management in September 1999, Action entered into a settlement agreement for the lawsuit. In connection with the settlement, we recorded a pre-tax charge of $3.6 million during fiscal 1999 to reflect the financial terms of the settlement, legal and other expenses. This charge is included in selling, general and administrative. The settlement required $1.9 million cash payment and $1.1 million coupon distribution. We paid the cash portion of the settlement during fiscal 2000. Recipients may redeem the coupons before the end of 2002. Action must pay 25% of the unredeemed coupon value to a charity of the settlement parties’ choice.

On November 30, 1999, a class action lawsuit was filed against Action alleging Action and other defendants violated the Securities Exchange Act of 1934 by (a) making allegedly false statements about the state of Action’s business and the shipment of certain products to a customer, or (b) participating in a fraudulent scheme that was intended to inflate the price of the common stock. The lawsuit was dismissed in September 2001.

COMMITMENTS AND CONTINGENCIES

Aggregate future minimum guaranteed royalty payments and personal service agreement payments are as follows as of September 30, 2001 (in thousands):

Calendar Year	Royalty	Personal Service

2002	$20,817	$825

2003	16,695	800

2004	15,650	600

2005	14,323	100

2006	10,015	100

Thereafter	23,670	—

Total	$101,170	$2,425

Royalties expensed under licenses, including guaranteed minimums, were $46.2 million, $48.4 million and $49.7 million for the fiscal years 2001, 2000 and 1999.

Aggregate future payments and receipts under noncancellable operating leases and subleases are as follows as of September 30, 2001 (in thousands):

	Lease	Sublease
Fiscal Year	Payments	Receipts

2002	$4,970	$2,523

2003	3,636	1,327

2004	3,222	1,327

2005	3,192	1,505

2006	2,985	1,522

Thereafter	17,043	3,860

Total	$35,048	$12,064

In the sublease arrangements, we remain the primary obligor under the terms of the original lease agreements. Rent expense related to these lease agreements totaled $5.6 million, $5.7 million, and $4.8 million for the fiscal years 2001, 2000 and 1999.

Purchase commitments at September 30, 2001, totaled $7.5 million, including commitments supported by letters of credit.

We entered into a contractual agreement providing severance benefits to a key employee in the event of a potential change of ownership or termination of employment. Commitments under this arrangement totaled approximately $1.8 million at September 30, 2001.

In the ordinary course of business we are subject to certain lawsuits and asserted and unasserted claims. We believe that the resolution of any such matters will not have a material adverse effect on financial position or results of operations.

RELATED PARTY TRANSACTIONS

We previously leased and now own a building in Tempe, Arizona, which we previously used for corporate, administrative, sales, and warehousing purposes. We paid our chairman rent on the facility of approximately $120 thousand for fiscal 1999. In fiscal 1999, we completed the $2.1 million purchase of the facility. During fiscal year 2000, we reduced the carrying value of the property to estimated current market value. The property is included in other long-term assets and is currently held for sale.

In August 2001, we advanced our chairman $262 thousand in connection with the exercise of stock options. The advance was repaid in full in November 2001.

Schedule II

ACTION PERFORMANCE COMPANIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2001, 2000 and 1999
(in thousands)

Additions

	Balance at	Charged to costs	Charged to other		Balance at end of
Description	beginning of year	and expenses	accounts (B)	Deductions (A)	year

Allowance for

doubtful accounts:

2001	$3,392	$768	$(144)	$(1,875)	$2,141

2000	1,421	7,022	—	(5,051)	3,392

1999	986	1,130	—	(695)	1,421

(A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.

(B)	Amounts indicated as charged to other accounts represent allowance written off in connection with disposition of the investment in Goodsports Holdings Pty Ltd.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	First Amended and Restated Articles of Incorporation of Registrant(1)

3.2	Amended and Restated Bylaws of Registrant(1)

4.1	Form of Certificate of Common Stock(2)

4.2	Indenture dated as of March 24, 1998, between Action Performance Companies, Inc. and First Union National Bank, as Trustee, including forms of Notes(3)

10.4.2	1993 Stock Option Plan, as amended and restated through January 16, 1997(6)

10.8	Form of Indemnification Agreement entered into with the Directors of the Registrant (2)

10.27	Manufacturing Agreement between the Registrant and Early Light International Co. Ltd. dated November 1, 2000(5)

10.52	1998 Non-qualified Stock Option Plan(3)

10.49	Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance Companies, Inc. (7)

10.50	Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc.(7)

10.52	1998 Non-qualified Stock Option Plan(3)

10.54	Registration Rights Agreement dated March 24, 1998, by and among Action Performance Companies, Inc., NationsBanc Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc., and Piper Jaffray Inc. (3)

10.56	1999 Employee Stock Purchase Plan (8)

10.57	Standard Form Industrial Lease (Single Tenant) dated June 28, 1999, between H-B Tempe, L.L.C. and Action Performance Companies, Inc. (9)

10.58	Master Lease Agreement dated August 9, 1999 between General Electric Capital Corporation and goracing.com, inc., together with Schedule No. 01, Commitment Letter dated October 4, 1999, and Corporate Guaranty by Action Performance Companies, Inc. (9)

10.59	Distribution Agreement dated September 13, 2000 by and between the Registrant and QVC, Inc. (5)

10.60	Sublease dated March 28, 2000 by and between Action Performance Companies, Inc., and Integrated Information Systems, Inc. (5)

10.61	Equipment Sublease dated March 28, 2000 by and among goracing.com, inc., Action Performance Companies, Inc., and Integrated Information Systems, Inc. (5)

10.62	Equipment Sublease dated March 28, 2000 by and between Integrated Information Systems, Inc. and goracing.com, inc.(5)

10.63	Loan and Security Agreement dated September 29, 2000 by and among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and American National Bank and Trust Company of Chicago.(5)

10.64	Pledge Agreement dated October 2, 2000 by and between Racing Collectables Club of America, Inc., and American National Bank and Trust Company of Chicago.(5)

10.65	Pledge Agreement dated October 2, 2000 by and between Action Performance Companies, Inc., and American National Bank and Trust Company of Chicago.(5)

10.66	Pledge Agreement dated October 2, 2000 by and between goracing.com, inc., and American National Bank and Trust Company of Chicago. (5)

21	List of Subsidiaries of the Registrant

23	Consent of Arthur Andersen LLP

25.1	Statement of Eligibility of Trustee under the Trust Indenture Act of 1939 on Form T-1(13)

(1)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(5)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission on December 29, 2000.

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 22, 1997.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(9)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission on December 29, 1999.