Form 10-Q
period 2001-12-31
ACTION PERFORMANCE COMPANIES INC
filed 2002-02-13
CIK 892147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 31, 2002

Common Stock, $0.01 Par Value	17,424,045 Shares

PART I- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ACTION PERFORMANCE COMPANIES, INC.
Condensed Consolidated Balance Sheets
December 31, 2001 and September 30, 2001
(in thousands, except per share data)

	December 31,	September 30,
	2001	2001

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$64,352	$64,514

Accounts receivable, net	38,654	40,725

Inventories	24,083	25,120

Prepaid royalties	10,036	10,222

Deferred tax asset	2,639	2,672

Prepaid expenses and other assets	1,769	1,392

Total Current Assets	141,533	144,645

Property and Equipment, net	42,280	40,356

Goodwill	76,577	76,937

Licenses and Trademark	12,480	12,785

Other Assets	3,995	4,230

	$276,865	$278,953

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$13,827	$18,371

Accrued royalties	13,149	16,792

Accrued expenses and other	18,389	18,755

Current portion of long-term debt	379	424

Total Current Liabilities	45,744	54,342

Long-Term Liabilities:

4¾% convertible subordinated notes	49,933	54,933

Other long-term debt	2,045	2,063

Other	4,456	4,710

Total Long-Term Liabilities	56,434	61,706

Commitments and Contingencies

Minority Interests	2,971	3,079

Shareholders’ Equity:

Common stock, $.01 par value, 25,000 shares authorized, 17,492 and 17,313 shares issued	175	173

Additional paid-in capital	125,034	121,669

Treasury stock, at cost, 145 and 143 shares	(1,284)	(1,221)

Accumulated other comprehensive loss	(5,269)	(5,625)

Retained earnings	53,060	44,830

Total Shareholders’ Equity	171,716	159,826

	$276,865	$278,953

The accompanying notes are an integral part of these consolidated balance sheets.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2001 and 2000
(in thousands, except per share data)

	Three Months Ended December 31,

	2001	2000

Sales	$84,136	$50,888

Cost of sales	52,285	32,806

Gross profit	31,851	18,082

Operating expenses:

Selling, general and administrative	17,172	14,867

Amortization of goodwill	—	985

Amortization of licenses	506	768

Total operating expenses	17,678	16,620

Income from operations	14,173	1,462

Interest expense	(845)	(1,445)

Minority interests and other, net	(126)	(140)

Income (loss) before income taxes and extraordinary gain	13,202	(123)

Income taxes	5,122	(50)

Income (loss) before extraordinary gain	8,080	(73)

Extraordinary gain, net of tax	150	—

Net income (loss)	8,230	(73)

Other comprehensive income	356	1,499

Comprehensive income	$8,586	$1,426

EARNINGS PER COMMON SHARE:

Basic-

Income before extraordinary gain	$0.47	$—

Extraordinary gain, net of tax	0.01	—

Net income	$0.48	$—

Diluted-

Income before extraordinary gain	$0.45	$—

Extraordinary gain, net of tax	0.01	—

Net income	$0.46	$—

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2001 and 2000
(in thousands)

	Three Months Ended December 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$8,230	$(73)

Adjustments to reconcile net income to cash used in operations-

Deferred income taxes	6	2,704

Depreciation and amortization	5,862	6,216

Tax benefit on stock option exercises	1,226	—

Gain on extinguishment of debt	(239)	—

Other	(129)	318

Changes in assets and liabilities, net-

Accounts receivable	1,941	(3,502)

Accounts payable	(4,426)	(3,013)

Inventories	957	3,880

Prepaid royalties and accrued royalties	(3,457)	(2,896)

Other	(6,212)	(4,864)

Net cash from (used in) operating activities	3,759	(1,230)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net	(5,533)	(6,902)

Dispositions of Fantasy Sports, net of costs	—	3,950

Other	(238)	—

Net cash used in investing activities	(5,771)	(2,952)

CASH FLOWS FROM FINANCING ACTIVITIES:

Long-term debt repayments	(198)	(86)

Stock option exercise proceeds	2,139	—

Other	—	(529)

Net cash from (used in) financing activities	1,941	(615)

Effect of exchange rates on cash and cash equivalents	(91)	271

Net change in cash and cash equivalents	(162)	(4,526)

Cash and cash equivalents, beginning of period	64,514	22,758

Cash and cash equivalents, end of period	$64,352	$18,232

Supplemental Disclosures:

Interest paid	$1,346	$2,682

Income taxes paid, net	4,814	117

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

INTERIM FINANCIAL REPORTING

The accompanying condensed consolidated financial statements for Action Performance Companies, Inc. and subsidiaries have been prepared without audit by independent public accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, all normal recurring adjustments necessary for a fair statement of financial position and results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the interim periods are not necessarily indicative of the operating results that may be expected for the fiscal year ending September 30, 2002.

Certain prior period amounts have been reclassified to conform to the current year presentation.

GAIN ON EXTINGUISHMENT OF DEBT

During the three months ended December 31, 2001, we repurchased 43/4% convertible subordinated notes with a face value of $5.0 million, at a gain of $0.2 million, net of tax. The repurchase traded in December 2001 and settled in cash in January 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) early, effective October 1, 2001. This standard establishes new guidelines for determining the accounting value of goodwill and other intangibles and eliminates the amortization requirement for goodwill and intangibles with an indefinite life. Goodwill and intangibles with indefinite lives will be subject to an impairment test, based on fair value, at least annually.

We will complete an evaluation of goodwill by March 31, 2002, in accordance with SFAS 142. We have completed an evaluation of other intangibles, which include licenses and trademark. The trademark was acquired in May 2001, and has an indefinite life. We have made no adjustments to income (loss) to date and we do not anticipate making any adjustments. However, we would record any income (loss) adjustments necessary as cumulative effect of change in accounting principle.

As of October 1, 2001, goodwill and trademark amortization ceased, in accordance with SFAS 142. Goodwill and trademark amortization had been approximately $1.0 million per quarter in fiscal 2001. For the three months ended December 31, 2000, goodwill amortization was $985 thousand or $766 thousand, net of tax. Excluding the impact of goodwill amortization, net of tax, income before extraordinary gain and net income both would have been $693 thousand. Earnings per share would have been $0.05 per share, both basic and diluted.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain lawsuits and asserted and unasserted claims. We believe that the resolution of any such matters will not have a material adverse effect on financial position or results of operations.

SEGMENT INFORMATION

Reportable segments are based on divisions operating geographically, domestic and abroad, and specializing in either die-cast or apparel and other souvenirs. The domestic die-cast operation is based in Phoenix. The domestic apparel and souvenir operation is based in Charlotte, with a screen-printing facility in Atlanta. The foreign die-cast operation is based in Germany. The foreign apparel and souvenir operation (Goodsports) was based in England. Goodsports was closed effective September 30, 2001.

We evaluate performance and allocate resources based on segment operating income (loss). The accounting policies of the reportable segments are the same as those used in the consolidated financial statements. Domestic licensing costs and certain management and information systems costs are not allocated to the domestic operating segments and are included in corporate and other. Intangible licenses are included in corporate and other assets. Each domestic segment is allocated royalty expense based on the incremental royalty due on that segment’s sales. Domestic royalty guarantees advanced and unearned are an expense of corporate and other. Financial information for the reportable segments follows (in thousands):

	Three Months Ended December 31,

		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)

			(a )	(a )

2001:

Domestic die-cast	$47,659	$2,571	$2,920	$16,772

Domestic apparel	28,026	—	493	3,702

Foreign die-cast	7,462	—	1,012	1,557

Corporate and other	989	—	1,437	(8,163)

Eliminations	—	(2,571)	—	305

Total per consolidated financial statements	$84,136	$—	$5,862	$14,173

2000:

Domestic die-cast	$22,638	$933	$2,453	$5,045

Domestic apparel	18,322	—	1,194	253

Foreign die-cast	6,393	—	855	1,312

Foreign apparel	1,705	—	61	(637)

Corporate and other	1,830	—	1,653	(4,511)

Eliminations	—	(933)	—	—

Total per consolidated financial statements	$50,888	$—	$6,216	$1,462

	Identifiable Assets

	Dec. 31,	Sept. 30,
	2001	2001

Domestic die-cast	$56,011	$52,526

Domestic apparel	85,435	92,136

Foreign die-cast	40,920	40,599

Corporate and other (b)	97,379	95,869

Eliminations	(2,880)	(2,177)

Total per consolidated financial statements	$276,865	$278,953

(a)	Goodwill ceased amortizing October 1, 2001, with the adoption of SFAS 142. Depreciation and amortization and operating income (loss) for the three months ended December 31, 2000, included goodwill amortization totaling $985 thousand ($126 thousand for domestic die-cast, $701 thousand for domestic apparel and $158 thousand for foreign die-cast).

(b)	Corporate and other identifiable assets includes $60.8 million in cash at December 31, 2001, and $60.9 million in cash at September 30, 2001.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the numerators and denominators in the EPS computations for income (loss) before extraordinary gain follow (in thousands):

	Three Months Ended December 31,

	2001	2000

NUMERATOR:

Basic – income (loss) before extraordinary gain	$8,080	$(73)

Effect of dilutive convertible subordinated notes	449	—

Diluted – adjusted income (loss) before extraordinary gain and assumed conversions	$8,529	$(73)

DENOMINATOR:

Basic – weighted average shares	17,245	16,243

Effect of dilutive stock options and warrants	673	—

Effect of dilutive convertible subordinated notes	1,135	—

Diluted – adjusted weighted average shares and assumed conversions	19,053	16,243

The impacts of options and warrants outstanding for the purchases of 60 thousand shares of common stock, at an average price of $34.63 were not included in the calculation of diluted EPS for the three months ended December 31, 2001, because to do so would be antidilutive. The options and warrants had an exercise price greater than the average market price of the common stock for the three months ended December 31, 2001, but could potentially dilute EPS in the future. In January 2002, we granted additional options to purchase 448 thousand shares at an exercise price of $39.85 per share. These options also could potentially dilute EPS in the future.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design and market licensed motorsports products, including collectible die-cast scaled replicas of motorsports vehicles, apparel, and souvenirs. The die-cast vehicles are replicas of cars driven by individual drivers and are principally NASCAR, Formula One and NHRA replicas. Third parties manufacture all of the motorsports vehicles and most of the apparel and souvenirs, generally utilizing our designs, tools, and dies. We screen-print and embroider a portion of the apparel in an Atlanta facility. Formula One vehicles are designed and marketed by subsidiaries in Germany.

The popularity and performance of drivers and teams under license, the popularity of motorsports, particularly NASCAR, and the general demand for licensed sports merchandise impacts revenue positively and negatively.

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

Cost of sales consists primarily of the cost of products procured from third-party manufacturers, freight charges, royalty payments to licensors and depreciation of tooling and dies. Significant factors affecting cost of sales as a percentage of sales include the following:

•	Product mix,

•	The effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales,

•	The type of freight charges, and

•	Additional charges related to lower than minimum order quantities, cancellation of specific purchase orders.

Because the auto-racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (our third and fourth fiscal quarters) are historically characterized by higher sales of motorsports products.

Results of Operations

The following table sets forth the percentage of total revenue represented by certain expense and revenue items for the periods ended December 31:

	Three Months Ended

	2001	2000

Sales	100.0%	100.0%

Cost of sales	62.1	64.5

Gross profit	37.9	35.5

Selling, general and administrative expenses	20.4	29.2

Amortization of goodwill	—	1.9

Amortization of licenses	0.6	1.5

	21.0	32.6

Income from operations	16.9	2.9

Interest expense	(1.0)	(2.8)

Minority interest and other, net	(0.2)	(0.3)

Income (loss) before income taxes and extraordinary gain	15.7	(0.2)

Income taxes	6.1	(0.1)

Income (loss) before extraordinary gain	9.6%	(0.1)%

Three Months Ended December 31, 2001 Compared with Three Months Ended December 31, 2000

Sales increased 65.3% to $84.1 million for the three months ended December 31 2001, from $50.9 million in the prior year period. Sales increased in both die-cast and apparel distribution channels. Die-cast segment sales increased 89.9% to $55.1 million from $29.0 million in the prior-year quarter. Sales of Winner’s Circle brand die-cast, acquired in May 2001, contributed $7.6 million of the $26.1 million increase in die-cast sales. Winner’s Circle, a mass-retail channel, is expected to be cyclically strong during the holiday season, which resulted in higher sales levels in the first fiscal quarter, typically the weakest quarter in our fiscal year. Apparel segment sales, exclusive of trackside, rose 42.7% to $20.0 million from $14.0 million in the year-ago quarter, reflecting increased demand from both wholesale and mass retail channels. Trackside sales were up 33.4% to $8.0 million from $6.0 million.

Gross profit improved to 37.9 % of sales in the first quarter of fiscal 2001 from 35.5% in the fiscal 2000 period. Gross margins for the quarter improved as we continued to enforce operating and purchasing controls and also reduced low margin sales.

Selling, general and administrative expenses were $17.2 million, or 20.4% of sales, in the quarter ended December 31, 2001 compared to $14.9 million, or 29.2% of sales in the prior year quarter. Under our current business model, our selling, general and administrative costs are largely fixed and do not proportionately increase with sales volumes. The first fiscal 2002 quarter reflects a $1.0 provision for potential losses related to Kmart receivables. First quarter fiscal 2002 die-cast and apparel sales to Kmart were approximately $3.6 million, or approximately 4% of total sales for the quarter. We expect Kmart’s bankruptcy to have little, if any, effect on future sales, as Kmart has initially indicated that it anticipates no reduction in sales of our products.

Goodwill amortization ceased effective October 1, 2001, with the adoption of FAS 142. Goodwill amortization in the prior fiscal first quarter was $985 thousand, or 1.9% of sales.

Interest expense of $845 thousand for the three months ended December 31, 2001, was $600 thousand lower than interest expense for the comparable period in the prior year as a result of the convertible subordinated note repurchases since last fiscal first quarter.

The effective tax rate of 38.8% in the 2001 first fiscal quarter reflects current expectations for the effective tax rate for fiscal 2002.

Liquidity and Capital Resources

Working capital improved $5.5 million to $95.8 million at December 31, 2001, from $90.3 million at September 30, 2001. Cash remained virtually unchanged from September 30, 2001 at $64.4 million. Operating cash flows ($3.8 million) reflect payment of 2002 guaranteed royalty payments, payment of fiscal 2001 executive bonuses, and semi-annual interest on the 43/4% subordinated convertible notes ($1.3 million) and US tax payments ($4.5 million).

Days sales outstanding, calculated on quarterly sales, improved 12.4% from the first fiscal quarter of 2000 to the first fiscal quarter of 2001, as a result of improved receivables management. Inventory turns, calculated on quarterly cost of sales, improved 88.0% over the first fiscal quarter of 2000, with the implementation of a build-to-order approach in die-cast operations and better inventory management. Our backlog at December 31, 2001, was approximately $115 million compared to $120 million at September 30, 2001.

During the three months ended December 31, 2001, we repurchased 43/4% convertible subordinated notes with a face value of $5.0 million, at a gain of $0.2 million, net of tax. The repurchase traded in December 2001 and settled in cash in January 2002.

Capital expenditures for the three months ended December 31, 2001, totaled $5.5 million, related principally to ongoing investments in tooling, and included $2.8 million applicable to foreign operations. Capital expenditures for fiscal year 2002 are not expected to exceed $25 million.

As amended January 2002, the loan and security agreement with Bank One (the Agreement), provides for borrowings of up to $20.0 million, subject to the limitation of a calculated borrowing base. The Agreement consists of a $20.0 million revolving line of credit, which includes up to $15.0 million of letters of credit. Prior to the amendment, the Agreement had included a revolving line of credit of up to $30.0 million. The $10.0 million reduction in available line of credit reduces commitment fees payable. We have never borrowed under the Agreement (originally dated September 2000). We believe that the line of credit reduction was warranted by this fact and current cash flow and cash positions. We believe that the Agreement will be adequate to cover letter of credit and other liquidity needs for the next 12 months after considering our current cash position and anticipated cash flows from operations.

The line of credit bears interest at Bank One’s base rate, or LIBOR plus 2.5%. A commitment fee of 0.5% of the average unused line of credit and 1.5%-2.5% of the average letters of credit is payable annually on the loan. The Agreement maturity date was extended from December 2002 to March 2003. Outstanding letters of credit totaled $7.8 million at January 31, 2001. The Agreement is secured principally by inventory, receivables, and equipment and no longer prohibits the payment of dividends

Under the Agreement, as amended, we are required to meet certain financial tests principally related to debt coverage, tangible net worth and funded indebtedness to EBIDA. We were in compliance with those covenants at December 31, 2001.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements, including statements regarding business strategies, business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended September 30, 2001, as filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk since year-end. The risk is limited to interest rate risk associated with credit instruments and foreign currency exchange rate risk associated with operations in Germany. We have never used derivative financial instruments to manage or reduce market risk.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

In November 2001, Speedway Systems LLC and Charlotte Motor Speedway, LLC, Atlanta Motor Speedway, Inc., Bristol Motor Speedway, Inc., Texas Motor Speedway, Inc. and Sears Point Raceway, LLC (“Speedway”) brought an action in the Superior Court for Cabarrus County, North Carolina against Action Performance Companies, Inc. and Action Sports Image, LLC (“Action”), alleging breach of contract, fraud and unfair competition. In December 2001, Action timely removed the action to the United States District Court for the Middle District of North Carolina and shortly thereafter, Action moved to dismiss the complaint. Action is informed by its counsel that the motions will likely be decided within six months. The Complaint alleges that Action did not provide accurate commission payments to Speedway for souvenirs and memorabilia sold at various racetracks. Action contends that there is no merit to these allegations.

ITEM 2.  Changes in Securities and Use of Proceeds

In connection with our purchase of an 80% interest in Castaway Collectibles, LLC, we issued warrants to purchase 25,000 shares of common stock at an exercise price of $20.35 per share. The warrants vested and became exercisable upon grant.

In connection with certain personal services performed in connection with a license agreement, we issued warrants to purchase 100,000 shares of the common stock, at an exercise price of $18.21 per share. The warrants vest over three years.

We issued the all of the above warrants without registration under the Securities Act in reliance on the exception provided by Section 4(2) of the Securities Act as a transaction by an issuer not involved in a public offering.

ITEM 3.  Defaults Upon Senior Securities

Not applicable

ITEM 4.  Submissions of Matters to a Vote of Security Holders

Not applicable

ITEM 5.  Other Information

On February 11, 2002, we announced that Action Performance Companies, Inc. will transfer its stock listing from Nasdaq (ACTN) to the New York Stock Exchange (NYSE) effective February 20, 2002, and will trade under its new ticker symbol, ATN.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits –

	Exhibit 10.67	Second Amendment to Loan and Security Agreement, dated January 31, 2001, by and among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and Bank One, NA

(c)	Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date

/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 11, 2001

/s/ R. David Martin R. David Martin	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	February 11, 2001

EXHIBIT INDEX

Exhibits No.	Description

Exhibit 10.67	Second Amendment to Loan and Security Agreement, dated January 31, 2001, by and among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and Bank One, NA