Form 10-Q
period 2002-03-31
ACTION PERFORMANCE COMPANIES INC
filed 2002-05-10
CIK 892147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 0-21630

ACTION PERFORMANCE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

ARIZONA	86-0704792

(State of Incorporation)	(I.R.S. Employer Identification No.)

4707 E. Baseline Road
Phoenix, AZ 85042
(602) 337-3700

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2002
Common Stock, $0.01 Par Value	17,795,783 Shares

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PERFORMANCE COMPANIES, INC.

Unaudited Condensed Consolidated Balance Sheets
March 31, 2002 and September 30, 2001
(in thousands, except per share data)

	March 31,	September 30,
	2002	2001

ASSETS

Current Assets:

Cash and cash equivalents	$67,084	$64,514

Accounts receivable, net	42,206	40,725

Inventories	25,385	25,120

Prepaid royalties	11,040	10,222

Deferred tax asset	2,624	2,672

Prepaid expenses and other assets	1,880	1,392

Total Current Assets	150,219	144,645

Property and Equipment, net	41,296	40,356

Goodwill	76,319	76,937

Licenses and Trademark	12,073	12,785

Other Assets	5,113	4,230

	$285,020	$278,953

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$13,631	$18,371

Accrued royalties	16,102	16,792

Accrued expenses and other	10,420	18,755

Current portion of long-term debt	314	424

Total Current Liabilities	40,467	54,342

Long-Term Liabilities:

4 3/4% convertible subordinated notes	48,933	54,933

Other long-term debt	1,563	2,063

Other	4,552	4,710

Total Long-Term Liabilities	55,048	61,706

Commitments and Contingencies

Minority Interests	2,888	3,079

Shareholders’ Equity:

Common stock, $.01 par value, 25,000 shares authorized,
17,684 and 17,313 shares issued	177	173

Additional paid-in capital	130,001	121,669

Treasury stock, at cost, 145 and 143 shares	(1,284)	(1,221)

Accumulated other comprehensive loss	(6,498)	(5,625)

Retained earnings	64,221	44,830

Total Shareholders’ Equity	186,617	159,826

	$285,020	$278,953

The accompanying notes are an integral part of these consolidated balance sheets.

ACTION PERFORMANCE COMPANIES, INC.

Unaudited Condensed Consolidated Statements of Operations
Three and Six Months Ended March 31, 2002 and 2001
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	2002	2001	2002	2001

Net sales	$100,185	$71,074	$184,321	$121,962

Cost of sales	61,328	47,087	113,613	79,893

Gross profit	38,857	23,987	70,708	42,069

Operating expenses:

Selling, general and administrative	18,929	16,632	36,101	31,499

Amortization of goodwill	—	960	—	1,945

Amortization of intangibles	581	525	1,087	1,293

Total operating expenses	19,510	18,117	37,188	34,737

Income from operations	19,347	5,870	33,520	7,332

Interest expense	(861)	(1,541)	(1,706)	(2,986)

Minority interests and other, net	(245)	1	(371)	(139)

Income before income taxes and
extraordinary gain (loss)	18,241	4,330	31,443	4,207

Income taxes	7,078	1,734	12,200	1,684

Income before extraordinary gain (loss)	11,163	2,596	19,243	2,523

Extraordinary gain (loss), net	(2)	6,087	148	6,087

Net income	11,161	8,683	19,391	8,610

Other comprehensive loss	(1,229)	(2,314)	(873)	(815)

Comprehensive income	$9,932	$6,369	$18,518	$7,795

EARNINGS PER COMMON SHARE:

Basic-
Income before extraordinary gain	$0.64	$0.16	$1.11	$0.16

Extraordinary gain, net of tax	—	0.38	0.01	0.37

Net income	$0.64	$0.54	$1.12	$0.53

Diluted-

Income before extraordinary gain	$0.60	$0.16	$1.05	$0.16

Extraordinary gain, net of tax	—	0.37	0.01	0.37

Net income	$0.60	$0.53	$1.06	$0.53

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2002 and 2001
(in thousands)

	Six Months Ended March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$19,391	$8,610

Adjustments to reconcile net income to cash from operations-

Deferred income taxes	1	5,907

Depreciation and amortization	11,589	13,659

Stock option tax benefits	3,180	—

Extraordinary gain on extinguishment of debt	(235)	(9,663)

Other	(348)	750

Changes in assets and liabilities, net-

Accounts receivable, net	(1,638)	(9,603)

Accounts payable	(4,571)	(546)

Income tax payable and receivable	(5,078)	17,819

Inventories	(394)	5,700

Prepaid royalties and accrued royalties	(1,507)	(1,850)

Other	(4,321)	(4,776)

Net cash from operating activities	16,069	26,007

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net	(12,009)	(7,792)

Disposition of Fantasy Sports, net of costs	—	3,847

Other	(237)	—

Net cash used in investing activities	(12,246)	(3,945)

CASH FLOWS FROM FINANCING ACTIVITIES:

Long-term debt repayments	(6,227)	(7,841)

Common stock purchases for treasury	—	(1,375)

Stock option exercise proceeds	5,154	—

Other	—	18

Net cash used in financing activities	(1,073)	(9,198)

Effect of exchange rates on cash and cash equivalents	(180)	(63)

Net change in cash and cash equivalents	2,570	12,801

Cash and cash equivalents, beginning of period	64,514	22,758

Cash and cash equivalents, end of period	$67,084	$35,559

Supplemental Disclosures:

Interest paid	$1,433	$2,923

Income taxes paid (refunded), net	14,035	(19,600)

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
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

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective October 1, 2001. This standard establishes new guidelines for determining the accounting value of goodwill and other intangibles and eliminates the amortization requirement for goodwill and intangibles with an indefinite life. Goodwill and intangibles with indefinite lives will be subject to an impairment test, based on fair value, at least annually.

We have completed evaluations of goodwill and of other intangibles, which include licenses and the Winner’s Circle trademark, in accordance with SFAS 142. The reporting units for SFAS 142 are domestic die-cast, domestic apparel, foreign die-cast and corporate and other, which are also our reporting segments. Goodwill and the trademark, which has an indefinite life, have been allocated to those reporting units as indicated below in “Segment Information.” We have made no adjustments to income (loss) to date in connection with the evaluations, and we do not anticipate making any adjustments.

As of October 1, 2001, goodwill and trademark amortization ceased, in accordance with SFAS 142. The trademark was acquired in May 2001. For the three and six months ended March 31, 2001, goodwill amortization was $960 thousand and $1.9 million or $754 thousand and $1.5 million, net of tax. Excluding the impact of goodwill amortization, net of tax, income before extraordinary gain and net income for the three and six months ended March 31, 2001,would have been the following (in thousands, except per share data):

	Three	Six
	Months	Months
	Ended	Ended

Income before extraordinary gain (loss)	$3,350	$4,043

Net income	$9,437	$10,130

Earnings Per Common Share:

Basic-

Income before extraordinary gain	$0.21	$0.25

Net income	$0.59	$0.62

Diluted-

Income before extraordinary gain	$0.21	$0.25

Net income	$0.58	$0.62

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

	Three Months Ended March 31,

		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)

			(a)	(a)
2002:

Domestic die-cast	$53,428	$3,621	$2,658	$17,423

Domestic apparel	38,741	—	513	8,256

Foreign die-cast	7,351	—	1,118	1,561

Corporate and other	665	—	1,438	(7,248)

Eliminations	—	(3,621)	—	(645)

Total per consolidated financial statements	$100,185	$—	$5,727	$19,347

2001:

Domestic die-cast	$24,196	$1,709	$3,734	$3,579

Domestic apparel	33,413	—	1,336	5,822

Foreign die-cast	8,102	122	970	2,019

Foreign apparel	3,777	190	57	(138)

Corporate and other	1,586	—	1,346	(5,412)

Eliminations	—	(2,021)	—	—

Total per consolidated financial statements	$71,074	$—	$7,443	$5,870

	Six Months Ended March 31,

		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)

			(a)	(a)
2002:

Domestic die-cast	$101,087	$6,192	$5,578	$33,595

Domestic apparel	66,767	—	1,006	10,328

Foreign die-cast	14,813	—	2,130	3,118

Corporate and other	1,654	—	2,875	(13,181)

Eliminations	—	(6,192)	—	(340)

Total per consolidated financial statements	$184,321	$—	$11,589	$33,520

2001:

Domestic die-cast	$46,834	$2,642	$6,187	$8,624

Domestic apparel	51,735	—	2,530	6,075

Foreign die-cast	14,495	122	1,825	3,331

Foreign apparel	5,482	190	118	(775)

Corporate and other	3,416	—	2,999	(9,923)

Eliminations	—	(2,954)	—	—

Total per consolidated financial statements	$121,962	$—	$13,659	$7,332

	Identifiable Assets		Goodwill and Trademark

	March 31,	Sept. 30,	March 31,	Sept. 30,
	2002	2001	2002	2001

Domestic die-cast (b)	$50,083	$52,526	$13,032	$12,656

Domestic apparel	94,012	92,136	51,079	51,079

Foreign die-cast	40,281	40,599	13,659	14,277

Corporate and other (c)	102,551	95,869	—	—

Eliminations	(1,907)	(2,177)	—	—

Total per consolidated financial statements	$285,020	$278,953	$77,770	$78,012

(a)	Goodwill ceased amortizing October 1, 2001, with the adoption of SFAS 142. Depreciation and amortization and operating income (loss), included goodwill amortization totaling $960 thousand ($170 thousand for domestic die-cast, $621 thousand for domestic apparel and $169 thousand for foreign die-cast) for the three months ended March 31, 2001 and totaling $1.9 million ($296 thousand for domestic die-cast, $1.3 million for domestic apparel and $327 thousand for foreign die-cast) for the six months ended March 31, 2001.

(b)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration we pay 3% of the related product sales to Hasbro, quarterly through May 2006. The additional consideration is added to the cost of the trademark quarterly.

(c)	Corporate and other identifiable assets includes $63.1 million in cash at March 31, 2002, and $60.9 million in cash at September 30, 2001.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the numerators and denominators in the EPS computations for income before extraordinary gain for the periods ended March 31 follow in thousands:

	Three Months Ended		Six Months Ended

	2002	2001	2002	2001

NUMERATOR:

Basic – income (loss) before extraordinary gain	$11,163	$2,596	$19,243	$2,523

Effect of dilutive convertible subordinated notes	405	—	852	—

Diluted – adjusted income (loss) before extraordinary gain and assumed conversions	$11,568	$2,596	$20,095	$2,523

DENOMINATOR:

Basic – weighted average shares	17,434	16,043	17,338	16,141

Effect of dilutive stock options and warrants	799	162	771	97

Effect of dilutive convertible subordinated notes	1,028	—	1,082	—

Diluted – adjusted weighted average shares and assumed conversions	19,261	16,205	19,191	16,238

The impact of options and warrants outstanding for the purchases of 493 thousand shares of common stock, at an average price of $39.76 were not included in the calculation of diluted EPS for the six months ended March 31, 2002, because to do so would be antidilutive. The options and warrants had an exercise price greater than the average market price of the common stock for the six months ended March 31, 2002, but could potentially dilute EPS in the future.

GAIN ON EXTINGUISHMENT OF DEBT

During the three and six months ended March 31, 2002, we repurchased 4 3/4% convertible subordinated notes with a face value of $1.0 million and $6.0 million, at a loss of $2 thousand and a gain of $148 thousand, net of tax. During April 2002, we extinguished additional notes with a face value of $10.0 million, at a loss of $1.0 million, net of tax, using 145 thousand shares from treasury and 95 thousand newly issued shares.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain lawsuits and asserted and unasserted claims. We believe that the resolution of any such matters will not have a material adverse effect on financial position or results of operations.

In certain sublease arrangements, we remain the primary obligor under the terms of the original lease agreements. One of our sublessees became in arrears on lease payments during the quarter ended March 31, 2002, and subsequent to March 31, 2002, we have paid lease payments on behalf of the sublessee. The subleases with this party include a building lease, which expires October 2009, and equipment leases, which expire between September and October 2002. The building currently has annual lease payments of $960 thousand. The future minimum lease payments, including payments to acquire the equipment, and the payments we have made but have not been reimbursed for on the equipment leases, total $1.6 million. While we continue to pursue our options with respect to recovery of amounts due from the sublessee, we have established a reserve at March 31, 2002, for $1.1 million for our current estimate of the potential loss on these leases

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design and market licensed motorsports products, including collectible die-cast scaled replicas of motorsports vehicles, apparel and souvenirs. The die-cast vehicles are principally replicas of cars driven in NASCAR, Formula One and NHRA races. Third parties manufacture all of the motorsports vehicles and most of the apparel and souvenirs, generally utilizing our designs, tools and dies. We screen-print and embroider a portion of the apparel in an Atlanta facility. Formula One vehicles are designed and marketed by subsidiaries in Germany.

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

Cost of sales consists primarily of the cost of products procured from third-party manufacturers, freight charges, royalty payments to licensors and depreciation of tooling and dies. Significant factors affecting cost of sales as a percentage of sales include the following:

•	Product mix,

•	The effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales,

•	The type of freight charges, and

•	Additional charges related to lower than minimum order quantities, cancellation of specific purchase orders, etc.

Because the auto-racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (our third and fourth fiscal quarters) are historically characterized by higher sales of motorsports products.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, fixed assets, intangible assets, income taxes, royalties, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables, considering a customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances may be required.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

License agreements generally require payments of royalties to drivers, sponsors, teams and other parties on a calendar year basis. Royalties payable are recognized as costs of sales when the related sale is recognized. Guarantees advanced under license agreements are carried as prepaid royalties until earned by the third party. We evaluate prepaid royalties regularly and expense prepaids to cost of sales to the extent projected to be unrecoverable through sales.

We evaluate goodwill for impairment at least annually, in accordance with FAS 142. If the carrying amount of an intangible asset exceeds its fair value, we would recognize an impairment loss. We first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. We have not recognized any impairment losses to date. If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by generally accepted accounting principles versus U.S. and German tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we were to believe that the recovery were not more likely than not, we would establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination were made.

Results of Operations

The following table sets forth the percentage of total revenue represented by certain expense and revenue items for the periods ended March 31:

	Three Months Ended		Six Months Ended

	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	61.2	66.3	61.7	65.5

Gross profit	38.8	33.7	38.3	34.5

Selling, general and administrative expenses	18.9	23.4	19.6	25.8

Amortization of goodwill	—	1.3	—	1.6

Amortization of licenses	0.6	0.7	0.6	1.1

Income from operations	19.3	8.3	18.1	6.0

Interest Expense	(0.9)	(2.2)	(0.9)	(2.4)

Minority Interest and other, net	(0.2)	—	(0.2)	(0.1)

Income before income taxes and extraordinary gain	18.2	6.1	17.0	3.5

Income taxes	7.1	2.4	6.6	1.4

Income before extraordinary gain	11.1	3.7	10.4	2.1

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

Sales increased 41.0% to $100.2 million for the three months ended March 31, 2002, from $71.1 million in the prior year period. Sales increased in both die-cast and apparel distribution channels. Die-cast segment sales increased 88.2% to $60.8 million from $32.3 million in the prior-year quarter. Sales of Winner’s Circle brand die-cast, acquired in May 2001, contributed $5.7 million of the $28.5 million increase in die-cast sales. Apparel segment sales, exclusive of trackside, rose 18.3% to $26.8 million from $22.7 million in the year-ago quarter, reflecting increased demand from both wholesale and mass-retail channels. Trackside sales decreased 17.9% to $11.9 million from $14.5 million due primarily to the date of Easter weekend, which caused the revenues from the Texas Winston Cup race to fall into the third fiscal quarter this year, versus the second fiscal quarter of last year.

Gross profit improved to 38.8 % of sales in the second quarter of fiscal 2002 from 33.7% in the fiscal 2001 period. Domestic die-cast margins improved as the depreciation of tooling and dies has slightly fallen since last year although sales have more than doubled. Our annual investment in tooling has decreased because we focused our product line on fewer drivers. In addition, segments are generally benefiting from improved selling prices while costs per unit have generally remained stable or fallen due to improved cost controls and increased volume. Effective September 30, 2001, we also closed the Goodsports foreign apparel operation, which had a lower margin than the corporate average.

Selling, general and administrative expenses were $18.9 million, or 18.9% of sales, in the quarter ended March 31, 2002, compared to $16.6 million, or 23.4% of sales in the prior year quarter, reflecting strong expense controls and the leverage we obtain from increased revenues.

Goodwill amortization ceased effective October 1, 2001, with the adoption of FAS 142. Goodwill amortization in the prior fiscal second quarter was $960 thousand, or 1.3% of sales.

Interest expense of $861 thousand for the three months ended March 31, 2002, was $680 thousand lower than interest expense for the comparable period in the prior year as a result of the convertible subordinated note repurchases and other long-term debt reductions since last fiscal second quarter.

The effective tax rate of 38.8% in the three months ended March 31, 2002, reflects current expectations for the effective tax rate for fiscal 2002.

Six Months Ended March 31, 2002 Compared with Six Months Ended March 31, 2001

Sales increased 51.1% to $184.3 million for the six months ended March 31, 2002, from $122.0 million in the prior year period. Sales increased in both die-cast and apparel distribution channels. Die-cast sales increased 89.0% to $115.9 million from $61.3 million in the prior year period. Apparel segment sales, exclusive of trackside, rose 27.6% to $46.8 million from $36.7 million in the prior year period, reflecting increased demand from both wholesale and mass retail channels. Trackside sales decreased 2.9% to $19.9 million from $20.5 million, due primarily to the date of Easter weekend, which caused the revenues from the Texas Winston Cup race to fall into the third fiscal quarter this year, versus the second fiscal quarter of last year.

Gross profit improved to 38.3% of sales in the first six months of fiscal 2002 from 34.5% in the comparable fiscal 2001 period. Domestic die-cast margins improved as the depreciation of tooling and dies has slightly fallen since last year although sales have more than doubled. Our annual investment in tooling has decreased because we focused our product line on fewer drivers. In addition, segments are generally benefiting from improved selling prices while costs per unit have generally remained stable or fallen due to improved cost controls and increased volume. Effective September 30, 2001, we also closed the Goodsports foreign apparel operation, which had a lower margin than the corporate average.

Selling, general and administrative expenses were $36.1 million, or 19.6% of sales in the first six months of fiscal 2002, compared to $31.5 million, or 25.8% of sales in the comparable fiscal 2001 period, reflecting strong expense controls and the leverage we obtain from increased revenues.

Goodwill amortization ceased effective October 1, 2001, with the adoption of FAS 142. Goodwill amortization in the fiscal 2001 period was $1.9 million, or 1.6% of sales.

Interest expense of $1.7 million for the six months ended March 31, 2002, was $1.3 million lower than interest expense for the comparable period in the prior year as a result of the convertible subordinated note repurchases and other long-term debt reduction since the six months ended March 31, 2001.

The effective tax rate of 38.8% in the six months ended March 31, 2002, reflects current expectations for the effective tax rate for fiscal 2002.

Liquidity and Capital Resources

Working capital improved $19.5 million to $109.8 million at March 31, 2002, from $90.3 million at September 30, 2001. Cash increased $2.6 million to $67.1 million at March 31, 2002, from $64.5 million at September 31, 2001. Operating cash flows ($16.1 million) were reduced by payment of semi-annual interest on the 43/4% convertible subordinated notes ($1.3 million) and U.S. tax payments ($14.0 million).

Days sales outstanding, calculated on quarterly sales, improved 7.7% from the second fiscal quarter of 2001 to the second fiscal quarter of 2002, as a result of improved receivables management. Inventory turns, calculated on quarterly cost of sales, improved 34.7% over the second fiscal quarter of 2001, with the implementation of a build-to-order approach in die-cast operations and better inventory management. Our backlog at March 31, 2002, was approximately $115 million compared to $120 million at September 30, 2001.

As of April 30, 2002, 4 3/4% convertible subordinated notes with a face value of $38.9 million remained outstanding. The market price of our common stock has exceeded the $48.20 initial conversion price. We may redeem the notes, upon 30 days notice, in whole or in part, at the redemption prices in the indenture, currently 102% of face value. We are evaluating whether to redeem the notes, which currently trade at approximately 111% of face value.

During the six months ended March 31, 2002, we repurchased 43/4% convertible subordinated notes with a face value of $6.0 million, at a gain of $148 thousand, net of tax. During April 2002, we extinguished additional notes with a face value of $10.0 million, at a loss of $1.0 million, net of tax, using 145 thousand shares from treasury and 95 thousand newly issued shares.

Capital expenditures for the six months ended March 31, 2002, totaled $12.0 million, related principally to ongoing investments in tooling, and included $4.2 million applicable to foreign operations. Capital expenditures for fiscal year 2002 are not expected to exceed $25 million.

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

The line of credit bears interest at Bank One’s base rate, or LIBOR plus 2.5%. A commitment fee of 0.5% of the average unused line of credit and 1.5%-2.5% of the average letters of credit is payable annually on the loan. The Agreement maturity date was extended from December 2002 to March 2003. Outstanding letters of credit totaled $4.3 million at March 31, 2002. The Agreement is secured principally by inventory, receivables, and equipment and no longer prohibits the payment of dividends

Under the Agreement, as amended, we are required to meet certain financial tests principally related to debt coverage, tangible net worth and funded indebtedness to EBIDA. We were in compliance with those covenants at March 31, 2002.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

In November 2001, Speedway Systems LLC and Charlotte Motor Speedway, LLC, Atlanta Motor Speedway, Inc., Bristol Motor Speedway, Inc., Texas Motor Speedway, Inc. and Sears Point Raceway, LLC (“Speedway”) brought an action in the Superior Court for Cabarrus County, North Carolina against Action Performance Companies, Inc. and Action Sports Image, LLC (“Action”), alleging breach of contract, fraud and unfair competition. In December 2001, Action timely removed the action to the United States District Court for the Middle District of North Carolina and, shortly thereafter, Action moved to dismiss the complaint. The Complaint alleged that Action did not provide accurate commission payments to Speedway for souvenirs and memorabilia sold at various racetracks. Action contended that there was no merit to these allegations. In February 2002, as a part of a new marketing agreement with Speedway, the pending lawsuit was dismissed.

ITEM 2. Changes in Securities and Use of Proceeds

During April 2002, we issued 240 thousand shares of common stock to repurchase 4 3/4% convertible subordinated notes with a face value of $10.0 million from existing noteholders. We issued these shares without registration under the Securities Act in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submissions of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on March 4, 2002. The following nominees were elected to the board of directors to serve as directors until their successors are elected and qualified: Fred W. Wagenhals, R. David Martin, Melodee L. Volosin, John S. Bickford, Sr., Edward J. Bauman, Herbert M. Baum, Lowell L. Robertson, Robert L. Matthews. The shareholders also ratified the appointment of Arthur Andersen LLP as independent public accountants of our company for 2002, by the following vote: 15,892,930 for, 530,541 against, and 13,191 abstaining. The shareholders also approved an annual incentive plan for 2002, by the following vote: 11,830,524 for, 324,736 against, and 27,154 abstaining. The shareholders also approved an amendment to the 2000 Stock Option Plan by the following vote: 6,137,459 for, 6,007,536 against, and 37,419 abstaining.

ITEM 5. Other Information

On February 20, 2002, we transferred our stock listing from Nasdaq (ACTN) to the New York Stock Exchange. We now trade on the New York Stock Exchange under the ticker symbol ATN.

On May 28, 2002, the shareholders will vote at a special meeting of the shareholders to increase the number of shares of our authorized common stock from 25.0 million to 62.5 million shares. The proposed increase in the number of authorized shares will allow the board of directors to consider a stock split in the form of a stock dividend.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits – Not applicable

(b)	Reports on Form 8-K

On March 18, 2002, we filed a current report on Form 8-K relating reporting that we dismissed Arthur Andersen LLP as our independent public accountants and, effective March 22, 2002, engaged the accounting firm of PricewaterhouseCoopers LLP as our new independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date

/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	May 7, 2002

/s/ R. David Martin R. David Martin	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	May 7, 2002