Form 10-Q
period 2002-06-30
ACTION PERFORMANCE COMPANIES INC
filed 2002-08-13
CIK 892147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 31, 2002

Common Stock, $0.01 Par Value	17,800,495 Shares

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Balance Sheets
June 30, 2002 and September 30, 2001
(in thousands, except per share data)

	June 30,	September 30,
	2002	2001

ASSETS

Current Assets:

Cash and cash equivalents	$76,565	$64,514

Accounts receivable, net	50,711	40,725

Inventories	24,063	25,120

Prepaid royalties	12,400	10,222

Deferred taxes	2,765	2,672

Prepaid expenses and other assets	2,915	1,392

Total Current Assets	169,419	144,645

Property and Equipment, net	44,719	40,356

Goodwill	80,021	76,937

Licenses and Trademark	16,979	12,785

Other Assets	5,473	4,230

	$316,611	$278,953

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$20,176	$18,371

Accrued royalties	17,350	16,792

Accrued expenses and other	10,967	18,755

Current portion of long-term debt	333	424

Total Current Liabilities	48,826	54,342

Long-Term Liabilities:

4¾% convertible subordinated notes	38,935	54,933

Other long-term debt	1,287	2,063

Deferred taxes and other	6,602	4,710

Total Long-Term Liabilities	46,824	61,706

Commitments and Contingencies

Minority Interests	2,941	3,079

Shareholders’ Equity:

Common stock, $.01 par value, 62,500 and 25,000 shares authorized, 17,829 and 17,313 shares issued	178	173

Additional paid-in capital	143,761	121,669

Treasury stock, at cost, 0 and 143 shares	—	(1,221)

Accumulated other comprehensive loss	(2,684)	(5,625)

Retained earnings	76,765	44,830

Total Shareholders’ Equity	218,020	159,826

	$316,611	$278,953

The accompanying notes are an integral part of these consolidated balance sheets.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations
Three and Nine Months Ended June 30, 2002 and 2001
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

Net sales	$112,085	$92,975	$296,406	$214,937

Cost of sales	68,347	59,329	181,960	139,222

Gross profit	43,738	33,646	114,446	75,715

Operating expenses:

Selling, general and administrative	20,225	17,951	56,326	49,450

Amortization of goodwill and trademark	—	1,011	—	2,956

Amortization of intangibles	679	498	1,766	1,791

Total operating expenses	20,904	19,460	58,092	54,197

Income from operations	22,834	14,186	56,354	21,518

Interest expense	(666)	(1,169)	(2,372)	(4,155)

Minority interests and other, net	(35)	(556)	(406)	(695)

Income before income taxes and extraordinary items	22,133	12,461	53,576	16,668

Income taxes	8,587	4,233	20,787	5,917

Income before extraordinary items	13,546	8,228	32,789	10,751

Extraordinary gain (loss) on extinguishment of debt, net of tax	(1,002)	1,981	(854)	8,068

Net income	12,544	10,209	31,935	18,819

Other comprehensive income (loss)	3,814	(703)	2,941	(1,518)

Comprehensive income	$16,358	$9,506	$34,876	$17,301

EARNINGS PER COMMON SHARE:

Basic-
Income before extraordinary items	$0.76	$0.51	$1.87	$0.67

Extraordinary items, net of tax	(0.06)	0.12	(0.04)	0.50

Net income	$0.70	$0.63	$1.83	$1.17

Diluted-
Income before extraordinary items	$0.72	$0.48	$1.76	$0.66

Extraordinary items, net of tax	(0.06)	0.10	(0.04)	0.49

Net income	$0.66	$0.58	$1.72	$1.15

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2002 and 2001
(in thousands)

	Nine Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$31,935	$18,819

Adjustments to reconcile net income to cash from operations-

Deferred income taxes	2,366	5,907

Depreciation and amortization	17,346	21,050

Stock option tax benefits	3,610	809

Extraordinary (gain) loss on extinguishment of debt	1,361	(12,807)

Other	(144)	1,651

Changes in assets and liabilities, net-	(144)	1,651

Accounts receivable, net	(9,068)	(21,688)

Accounts payable and accrued expenses	(3,168)	(3,659)

Income tax payable and receivable	(5,226)	19,638

Inventories	1,328	4,742

Prepaid royalties and accrued royalties	(1,629)	1,442

Other	(1,399)	58

Net cash from operating activities	37,312	35,962

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net	(18,011)	(10,872)

(Acquisitions) and dispositions, net of costs	(6,122)	2,512

Other	(237)	—

Net cash used in investing activities	(24,370)	(8,360)

CASH FLOWS FROM FINANCING ACTIVITIES:

Long-term debt repayments	(7,384)	(10,538)

Common stock purchases for treasury	—	(1,385)

Stock option exercise proceeds	6,124	2,051

Other	26	—

Net cash used in financing activities	(1,234)	(9,872)

Effect of exchange rates on cash and cash equivalents	343	(114)

Net change in cash and cash equivalents	12,051	17,616

Cash and cash equivalents, beginning of period	64,514	22,758

Cash and cash equivalents, end of period	$76,565	$40,374

Supplemental Disclosures:

Interest paid	$2,650	$4,981

Income taxes paid (refunded), net	19,349	(17,131)

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

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

As of October 1, 2001, goodwill and trademark amortization ceased, in accordance with SFAS 142. The trademark was acquired in May 2001. For the three and nine months ended June 30, 2001, goodwill amortization was $1.0 million and $3.0 million or $0.6 million and $2.1 million, net of tax. Excluding the impact of goodwill amortization, net of tax, income before extraordinary items and net income for the three and nine months ended June 30, 2001,would have been the following (in thousands, except per share data):

	Three	Nine
	Months	Months
	Ended	Ended

Income before extraordinary items	$8,810	$12,853

Net income	$10,791	$20,921

Earnings Per Common Share:

Basic-
Income before extraordinary items	$0.55	$0.80

Net income	$0.67	$1.30

Diluted-
Income before extraordinary items	$0.52	$0.78

Net income	$0.62	$1.27

SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002 (SFAS 145), changes the classification of all gains and losses from extinguishment of debt, which under FASB Statement No. 4 were required to be classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt will now be classified as a component of operations. We intend to adopt SFAS No. 145 effective October 1, 2002. We will reclassify debt extinguishments in all periods presented as a component of income before tax and adjust income taxes accordingly. There will be no net impact on net income previously reported.

SEGMENT INFORMATION

Reportable segments are based on divisions operating geographically, domestic and abroad, and specializing in either die-cast or apparel and other souvenirs. The domestic die-cast operation is based in Phoenix. The domestic apparel and souvenir operation is based in Charlotte, with a screen-printing facility in Atlanta, and includes trackside operations. The foreign die-cast operation is based in Germany. The foreign apparel and souvenir operation (Goodsports) was based in England. Goodsports was closed effective September 30, 2001.

We evaluate performance and allocate resources based on segment operating income (loss). The accounting policies of the reportable segments are the same as those used in the consolidated financial statements. Domestic apparel and other consists of t-shirts, hats, jackets and memorabilia. Domestic licensing costs and certain management and information systems costs are not allocated to the domestic operating segments and are included in corporate and other. Intangible licenses are included in corporate and other assets. Each domestic segment is allocated royalty expense based on the incremental royalty due on that segment’s sales. Domestic royalty guarantees advanced and unearned are an expense of corporate and other. Financial information for the reportable segments follows (in thousands):

	Three Months Ended June 30,

		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)

			(a)	(a)
2002:

Domestic die-cast	$57,202	$2,962	$2,418	$20,034

Domestic apparel	47,160	—	647	9,700

Foreign die-cast	6,777	—	1,085	1,157

Corporate and other	946	—	1,607	(7,996)

Eliminations	—	(2,962)	—	(61)

Total per consolidated financial statements	$112,085	$—	$5,757	$22,834

2001:

Domestic die-cast	$34,396	$3,946	$3,827	$9,392

Domestic apparel	48,380	—	1,269	9,762

Foreign die-cast	7,399	—	930	1,665

Foreign apparel	2,462	—	20	(62)

Corporate and other	338	—	1,345	(5,877)

Eliminations	—	(3,946)	—	(694)

Total per consolidated financial statements	$92,975	$—	$7,391	$14,186

	Nine Months Ended June 30,

		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)

			(a)	(a)
2002:

Domestic die-cast	$158,289	$9,154	$7,996	$53,629

Domestic apparel	113,927	—	1,653	20,028

Foreign die-cast	21,590	—	3,215	4,275

Corporate and other	2,600	—	4,482	(21,177)

Eliminations	—	(9,154)	—	(401)

Total per consolidated financial statements	$296,406	$—	$17,346	$56,354

2001:

Domestic die-cast	$81,230	$6,588	$10,014	$18,016

Domestic apparel	100,115	—	3,799	15,837

Foreign die-cast	21,894	122	2,755	4,996

Foreign apparel	7,944	190	138	(837)

Corporate and other	3,754	—	4,344	(15,800)

Eliminations	—	(6,900)	—	(694)

Total per consolidated financial statements	$214,937	$—	$21,050	$21,518

	Identifiable Assets		Goodwill and Trademark

	June 30,	Sept. 30,	June 30,	Sept. 30,
	2002	2001	2002	2001

Domestic die-cast (b)	$53,561	$52,526	$13,368	$12,656

Domestic apparel	101,806	92,136	52,890	51,079

Foreign die-cast	47,333	40,599	15,490	14,277

Corporate and other (c)	121,452	95,869	—	—

Eliminations	(7,541)	(2,177)	—	—

Total per consolidated financial statements	$316,611	$278,953	$81,748	$78,012

(a)	Goodwill and trademark ceased amortizing October 1, 2001, with the adoption of SFAS 142. Depreciation and amortization and operating income (loss), included goodwill and trademark amortization totaling $1.0 million ($0.1 million for domestic die-cast, $0.7 million for domestic apparel and $0.2 million for foreign die-cast) for the three months ended June 30, 2001 and totaling $3.0 million ($0.4 million for domestic die-cast, $2.1 million for domestic apparel and $0.5 million for foreign die-cast) for the nine months ended June 30, 2001.

(b)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration we pay 3% of the related product sales to Hasbro, quarterly through May 2006. The additional consideration is added to the cost of the trademark quarterly.

(c)	Corporate and other identifiable assets includes $72.3 million in cash at June 30, 2002, and $60.9 million in cash at September 30, 2001.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the numerators and denominators in the EPS computations for income before extraordinary items for the periods ended June 30 follow in thousands:

	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

NUMERATOR:

Basic – income before extraordinary items	$13,546	$8,228	$32,789	$10,751

Effect of dilutive convertible subordinated notes	319	593	1,173	—

Diluted – adjusted income before extraordinary items and assumed conversions	$13,865	$8,821	$33,962	$10,751

DENOMINATOR:

Basic – weighted average shares	17,801	16,138	17,493	16,142

Effect of dilutive stock options and warrants	777	729	767	283

Effect of dilutive convertible subordinated notes	810	1,649	991	—

Diluted – adjusted weighted average shares and assumed conversions	19,388	18,516	19,251	16,425

The impact of options and warrants outstanding for the purchases of 482 thousand shares of common stock, at an average price of $39.90 were not included in the calculation of diluted EPS for the nine months ended June 30, 2002, because to do so would be antidilutive. The options and warrants had an exercise price greater than the average market price of the common stock for the nine months ended June 30, 2002, but could potentially dilute EPS in the future.

GAIN ON EXTINGUISHMENT OF DEBT

During the three months ended June 30, 2002, we repurchased 4¾% convertible subordinated notes with a face value of $10.0 million, at a loss of $1.0 million, net of tax, using 145 thousand shares from treasury and 95 thousand newly issued shares at an average price of $47.60. During the nine months ended June 30, 2002, we repurchased 4¾% convertible subordinated notes with a face value of $16.0 million, at a loss of $854 thousand, using 5.7 million in cash and 145 thousand shares from treasury and 95 thousand newly issued shares at an average price of $47.60.

ACQUISITIONS

In June 2002, we acquired Trevco Trading Corp (Trevco). Trevco markets gifts and ornaments, which are produced overseas, to mass retailers. The initial cash purchase price of $5.5 million was allocated $0.6 million to tangible net assets, $1.8 million to goodwill and $3.1 million to other intangible assets, consisting of backlog, non-contractual customer relationships and a 5-year non-compete agreement. The intangible assets are being amortized over lives ranging from 3 months to 5 years. Under the terms of the merger agreement we will pay additional consideration of $1.0 million in cash and 51,046 shares of common stock, payable if Trevco achieves revenue and operating income targets for the 5 months ended September 30, 2002. Under the terms of the merger agreement, we may issue a second round of additional consideration, either 50,000 or 75,000 shares of common stock, if Trevco achieves revenue and operating income targets for the year ended September 30, 2004. The additional consideration will be added to the purchase price if and when the financial targets are achieved. Trevco’s annual net sales, which fall primarily in our fourth fiscal quarter, are expected to total approximately $9 million. The domestic apparel segment includes Trevco’s net sales since the date of acquisition of $1.0 million for the three and nine months ended June 30, 2002.

In July 2002, we acquired terry and golf product businesses, which will operate as McArthur Towel and Sports, Inc. McArthur distributes terry and golf products to specialty retailers and institutions. A portion of the product is decorated with team logos under licenses with many of the major sports leagues and college teams. The purchase price of $4.6 million in cash will be allocated to tangible net assets, primarily inventory, and intangible assets, consisting of backlog, patent, licenses and non-contractual customer relationships and goodwill. McArthur will be included in the domestic apparel reporting unit. The businesses had annual sales of approximately $14 million in the last year.

Effective May 2001, we acquired Hasbro’s “Winner’s Circle ™” brand name and related die-cast inventory and tooling (Winner’s Circle). As additional consideration, we pay 3% of related product sales to Hasbro, quarterly, for the next five years. The additional consideration added to the price of the trademark for the nine months ended June 30, 2002 was $0.6 million.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain lawsuits and asserted and unasserted claims. We believe that the resolution of any such matters will not have a material adverse effect on financial position or results of operations.

In certain sublease arrangements, we remain the primary obligor under the terms of the original lease agreements. One of our sublessees is in arrears on lease payments and we have paid certain lease payments on behalf of the sublessee. The subleases with this party include a building lease, which expires October 2009, and equipment leases, which expire October 2002. The building lease has annual lease payments of $1.0 million. The sublessee is currently paying a portion of the building rent. The future minimum lease payments, including payments to acquire the equipment, and the payments we have made but have not been reimbursed for on the equipment leases, total $1.6 million. While we continue to pursue our options with respect to recovery of amounts due from the sublessee, we have reserved $1.4 million for our current estimate of the potential loss under these lease agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading designer and marketer of licensed motorsports products related to NASCAR, including die-cast scaled replicas of motorsports vehicles, apparel and memorabilia. We currently have exclusive license arrangements with many of the most recognized names in NASCAR. We also design and sell products relating to other motorsports, including racing sanctioned by the NHRA, Formula One, the IRL and the World of Outlaws. In Germany, we merchandise Formula One and high-end auto manufacturer die-cast replica vehicles. We work closely with drivers, team owners, track operators and sponsors to design and merchandise our products. Third parties manufacture all of the replica motorsports vehicles and most apparel and memorabilia, generally utilizing our designs, tools and dies. We retain ownership and control over designs and tooling and have close working relationships with our third-party manufacturers to help assure product quality.

We have structured our operations to enable us to respond to challenging business conditions and to service higher levels of sales with limited increases in operating expenses and capital investments. The principal elements of this operating structure include the following:

•	We have the ability to exert a high degree of control over product pricing.

•	Manufacturing costs are largely fixed as a percentage of sales due to outsourcing under fixed-price contracts.

•	Royalties are paid generally as a percentage of sales.

•	Due to our agreements with distributors and QVC, incremental volume does not proportionately increase our operating expenses.

•	Research and development is limited to basic design and engineering.

•	Capital expenditures are principally limited to tooling for die-cast.

•	Functions such as manufacturing and others outside of our core skills are generally outsourced.

Revenue
 Our revenue is primarily derived from the sale of our licensed motorsports products. The popularity and performance of drivers and teams under license, the popularity of motorsports in general and NASCAR in particular, the general demand for licensed sports merchandise and our ability to design, produce and distribute our products in a timely manner, influence the level of our net sales.

We distribute our products through a broad range of channels, including a network of wholesale distributors, leading mass-market retailers, mobile trackside stores, QVC, and our collectors’ club catalog. We recognize revenue when persuasive evidence of an arrangement exists, title passes to the customer, the fee is fixed or determinable and collection is probable. Most distributor sales are recognized when product is shipped to a distributor because title to the product passes to the distributors at shipment. Sales to mass-market retailers are recognized when title to product passes to the retailer, either at time of shipment to the retailer or receipt by the retailer. Under terms of our consignment agreement with QVC, collectors club catalog sales are recognized when QVC ships product to the consumer. We recognize trackside sales when the consumer purchases product at the point of sale. A portion of the product sold through television programming is consignment product, for which sales are recognized when QVC ships the product to the consumer. Internet and other sales are generally recognized when delivered to the consumer.

Cost of Sales
 Cost of sales consists primarily of the cost of products procured from third-party manufacturers, royalty payments to licensors, depreciation of tooling and dies and freight charges. Substantial portions of our die-cast products are manufactured under an exclusive agreement with one manufacturer in China. We obtain substantially all of our apparel and memorabilia products on a purchase order basis from several third-party manufacturers and suppliers. We screen print a portion of our apparel in our Atlanta facility.

Due to the variable nature of most of the components of our cost of sales, our gross margin generally does not fluctuate significantly. However, certain factors do affect our gross margin, including the following:

•	product mix,

•	our ability to control product pricing without discounting,

•	the effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales,

•	the type of freight charges, and

•	additional charges related to lower than minimum order quantities and cancellation of specific purchase orders.

Selling, General and Administrative Expenses
 Selling general and administrative expenses consist primarily of employee compensation, advertising and promotion, rent and other facility costs, and depreciation and amortization. The majority of these costs are fixed and, as a result, incremental sales volume generally results in a decline in selling, general and administrative expenses as a percentage of net sales.

Seasonality
 Because the auto-racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (our third and fourth fiscal quarters) are historically characterized by higher sales.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operation are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, fixed assets, intangible assets, income taxes, royalties, contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements.

Allowance for Doubtful Accounts
 We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables, and considering a customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Inventory Reserves
 We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Royalties
 Our license agreements generally require payments of royalties to drivers, sponsors, teams and other parties on a calendar year basis. Royalties payable are recognized as costs of sales when the related sale is recognized. Guarantees advanced under license agreements are carried as prepaid royalties until earned by the third party. We evaluate prepaid royalties regularly and expense prepaids to cost of sales to the extent projected to be unrecoverable through sales.

Goodwill
 We evaluate goodwill for impairment at least annually, in accordance with SFAS 142. If the carrying amount of an intangible asset exceeds its fair value, we would recognize an impairment loss. We first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. We have not recognized any impairment losses to date. If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

Deferred Tax Assets
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

Results of Operations

The following table sets forth the percentage of total revenue represented by certain expense and revenue items for the periods ended June 30:

	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	61.0	63.8	61.4	64.8

Gross profit	39.0	36.2	38.6	35.2

Selling, general and administrative expenses	18.0	19.3	19.0	23.0

Amortization of goodwill and trademark (a)	—	1.1	—	1.4

Amortization of licenses	0.6	0.5	0.6	0.8

Income from operations	20.4	15.3	19.0	10.0

Interest Expense	(0.6)	(1.3)	(0.8)	(1.9)

Minority Interest and other, net	(0.1)	(0.6)	(0.1)	(0.3)

Income before income taxes and extraordinary items	19.7	13.4	18.1	7.8

Income taxes	7.6	4.6	7.0	2.8

Income before extraordinary items	12.1	8.8	11.1	5.0

(a)	Goodwill and trademark amortization ceased effective October 1, 2001 with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

Net sales increased 20.6% to $112.1 million for the three months ended June 30, 2002, from $93.0 million in the prior year period. Domestic die-cast sales increased 66.3% from the prior year quarter to $57.2 million and foreign die-cast sales decreased 8.4% from the prior year quarter to $6.8 million. The increase in domestic die-cast sales reflects consumer demand levels, which rose as the popularity of NASCAR increased beginning in the second fiscal quarter of 2001. In the third quarter of 2001, the Company scheduled sufficient production to meet this increased demand. Sales of Winner’s Circle brand die-cast, acquired in May 2001, contributed $8.1 million of the $22.8 million increase in domestic die-cast sales. Domestic apparel segment sales, exclusive of trackside, decreased 5.5% from the prior year quarter to $27.9 million due to the decline in sales of Dale Earnhardt Sr. product compared to a year ago. Trackside sales increased 2.2% to $19.3 million from $18.9 million last year, due primarily to the date of Easter weekend, which caused the revenue from the Texas Winston Cup race to fall into the third fiscal quarter this year, versus the second fiscal quarter of last year.

Gross profit improved to 39.0% of sales in the third quarter of fiscal 2002 from 36.2% in the comparable fiscal 2001 period. Domestic die-cast margins improved as the depreciation of tooling and dies has declined since last year because we focused our product line on fewer drivers. In addition, segments are generally benefiting from improved selling prices while costs per unit have generally remained stable or fallen due to improved cost controls and increased volume. Effective September 30, 2001, we also closed the Goodsports foreign apparel operation, which had a lower margin than the corporate average. These improvements in gross margin were offset by the negative impacts of mix. Higher margin apparel sales were a smaller component of total sales this quarter than in same quarter last year.

Selling, general and administrative expenses were $20.2 million, or 18.0% of sales, in the quarter ended June 30, 2002, compared to $18.0 million, or 19.3% of sales in the comparable prior year quarter, reflecting strong expense controls, the leverage we obtain from increased revenues and the leverage from our economic model in which there is only limited variability of expense in each seasonal quarter.

Goodwill and trademark amortization ceased effective October 1, 2001, with the adoption of SFAS 142. Goodwill and trademark amortization in the prior fiscal third quarter was $1.0 million, or 1.1% of sales.

Interest expense of $0.7 million for the three months ended June 30, 2002, was $0.5 million lower than interest expense for the comparable period in the prior year as a result of the convertible subordinated note repurchases and other long-term debt reductions.

The effective tax rate of 38.8% in the three months ended June 30, 2002, reflects current expectations for the effective tax rate for fiscal 2002. The 38.8% effective tax rate for fiscal 2002 is higher than the 30.7% effective rate for fiscal 2001 because fiscal 2001 benefited from the recognition of U.S. tax benefits from the closure of our UK operation and valuation allowance reductions.

Nine Months Ended June 30, 2002 Compared with Nine Months Ended June 30, 2001

Net sales increased 37.9% to $296.4 million for the nine months ended June 30, 2002, from $214.9 million in the prior year period. Sales increased in both die-cast and apparel distribution channels. Domestic die-cast sales increased 94.9% from the prior year period to $158.3 million and foreign die-cast sales decreased 1.4% from the prior year period to $21.6 million. The increase in domestic die-cast sales reflects consumer demand levels, which rose as the popularity of NASCAR increased beginning in the second fiscal quarter of 2001. In the third quarter of 2001, the Company scheduled sufficient production to meet this increased demand. Sales of Winner’s Circle brand die-cast, acquired in May 2001, contributed $21.4 million of the $77.1 million increase in domestic die-cast sales. Domestic apparel segment sales, exclusive of trackside, increased 23.0% from the prior year period to $74.7 million reflecting increased demand from both wholesale and mass retail channels. Trackside sales decreased 0.4% to $39.2 million from $39.4 million. Excluding Dale Earnhardt Sr. sales, trackside sales increased approximately 20%.

Gross profit improved to 38.6% of sales in the first nine months of fiscal 2002 from 35.2% in the comparable fiscal 2001 period. Domestic die-cast margins improved as the depreciation of tooling and dies has slightly declined since last year because we focused our product line on fewer drivers. In addition, segments are generally benefiting from improved selling prices while costs per unit have generally remained stable or fallen due to improved cost controls and increased volume. Effective September 30, 2001, we also closed the Goodsports foreign apparel operation, which had a lower margin than the corporate average. These improvements in gross margin were offset by the negative impacts of mix. Higher margin apparel sales were a smaller component of total sales this quarter than in same quarter last year.

Selling, general and administrative expenses were $56.3 million, or 19.0% of sales in the first nine months of fiscal 2002, compared to $49.5 million, or 23.0% of sales in the comparable fiscal 2001 period, reflecting strong expense controls, the leverage we obtain from increased revenues and the leverage from our economic model in which there is only limited variability in each seasonal quarter.

Goodwill and trademark amortization ceased effective October 1, 2001, with the adoption of SFAS 142. Goodwill and trademark amortization in the fiscal 2001 period was $3.0 million, or 1.4% of sales.

Interest expense of $2.4 million for the nine months ended June 30, 2002, was $1.8 million lower than interest expense for the comparable period in the prior year as a result of the convertible subordinated note repurchases and other long-term debt reductions.

The effective tax rate of 38.8% in the nine months ended June 30, 2002, reflects current expectations for the effective tax rate for fiscal 2002. The 38.8% effective tax rate for fiscal 2002 is higher than the 30.7% effective rate for fiscal 2001 because fiscal 2001 benefited from the recognition of U.S. tax benefits from the closure of our UK operation and valuation allowance reduction.

Liquidity and Capital Resources

Working capital improved $30.3 million to $120.6 million at June 30, 2002, from $90.3 million at September 30, 2001. Cash increased $12.1 million to $76.6 million at June 30, 2002, from $64.5 million at September 31, 2001. Cash increased as a result of proceeds upon exercise of stock options ($6.1 million) and other operating activities. The increases in cash were offset by reductions in cash for repurchases of convertible subordinated notes ($5.7 million), other debt ($1.7 million), expenditures for equipment ($18.0 million), acquisitions ($6.1 million) and other operating activities including U.S. tax payments ($19.3 million).

Days sales outstanding, calculated on quarterly sales, improved 5.1% to 41.2 days as of June 30, 2002, compared to 43.4 days as of June 30, 2001. Improved receivables management contributed to the improvements.

Days in inventory, calculated on quarterly cost of sales, improved 22.9% to 32.0 days as of June 30, 2002, compared to 41.5 days as of June 30, 2001. Improvement was the result of the implementation of a build-to-order approach in die-cast operations and better inventory management. Our backlog at June 30, 2002, was approximately $118 million compared to $120 million at September 30, 2001.

During the nine months ended June 30, 2002, we repurchased 4¾% convertible subordinated notes with a face value of $16.0 million, at a loss of $854 thousand, using 5.7 million in cash and 145 thousand shares from treasury and 95 thousand newly issued shares at an average price of $47.60. In total, since January 1, 2001, we have repurchased notes with a face value of $61.1 million, using $16.9 million in cash and 1.1 million shares of common stock. We continually evaluate opportunities to redeem or repurchase the notes.

As of June 30, 2002, 4¾% convertible subordinated notes with a face value of $38.9 million remained outstanding. The subordinated notes are convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on notes is payable semi-annually on April 1 and October 1 of each year. The notes mature on April 1, 2005. The notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior indebtedness, as defined in the notes. The indenture governing the notes does not limit or prohibit our company or our subsidiaries from incurring additional debt, including senior indebtedness. We have the option to redeem the notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the indenture governing the notes.

Capital expenditures related principally to ongoing investments in tooling and totaled $18.0 million during the nine months ended June 30, 2002, including $7.2 million applicable to foreign operations. Capital expenditures for fiscal year 2002 are not expected to exceed $25 million.

As amended January 2002, the loan and security agreement with Bank One (the Agreement), provides for borrowings of up to $20.0 million, subject to the limitation of a calculated borrowing base. The Agreement consists of a $20.0 million revolving line of credit, which currently includes up to $20.0 million of letters of credit. Prior to the amendment, the Agreement had included a revolving line of credit of up to $30.0 million. The $10.0 million reduction in available line of credit reduces commitment fees payable. We have never borrowed under the Agreement (originally dated September 2000). We believe that the line of credit reduction was warranted by this fact and current cash flow and cash positions. We believe that the Agreement will be adequate to cover letter of credit and other liquidity needs for the next 12 months after considering our current cash position and anticipated cash flows from operations.

The line of credit bears interest at Bank One’s base rate, or LIBOR plus 2.5%. A commitment fee of 0.5% of the average unused line of credit and 1.5%-2.5% of the average letters of credit is payable annually on the loan. The Agreement maturity date was extended from December 2002 to March 2003. Outstanding letters of credit total $12.4 million at June 30, 2002. The Agreement is secured principally by inventory, receivables, and equipment and no longer prohibits the payment of dividends

Under the Agreement, as amended, we are required to meet certain financial tests principally related to debt coverage, tangible net worth and funded indebtedness to EBIDA. We were in compliance with those covenants at June 30, 2002.

In May 2002, at a special meeting of shareholders, the shareholders approved an increase in the number of authorized common shares from 25.0 million shares to 62.5 million shares.

In July 2001, the Board of Directors approved a one-year program in which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions. Under this program, 80,000 shares were purchased at an average price of $24.70 per share. In July 2002, the Board of Directors approved a one-year program in which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions. No shares have been purchased under the program.

In May 2002, we issued warrants to purchase 150 thousand shares of common stock at an exercise price of $36.30 per share, the fair market value on the grant date, in connection with three license agreements. The warrants had a fair value of $2.2 million, as determined by the Black-Scholes option pricing method (average assumed volatility 38%, risk-free rate 4.13% and term of 5 years). Issuance resulted in increases in additional paid-in-capital and intangible assets. The licenses are being amortized through 2007.

In July 2002, we issued warrants to purchase 50 thousand shares of common stock at an exercise price of $22.25 per share, the fair market value on the grant date, in connection with a license agreement. The warrants had a fair value of $0.5 million, as determined by the Black Scholes option pricing method (average assumed volatility 47%, risk-free rate 3.58% and term of 5 years). Issuance resulted in increases in additional paid in capital and intangible assets. The license is being amortized through 2007.

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

In May 2002, we issued warrants to purchase 150 thousand shares of common stock at an exercise price of $36.30 per share, the fair market value on the grant date, in connection with three license agreements. We issued the warrants without registration in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During June 2002, we issued 51,046 shares of common stock at $39.18 per share to the former shareholder of Trevco Trading Corp. in connection with our acquisition of Trevco. We issued the shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In July 2002, we issued warrants to purchase 50 thousand shares of common stock at an exercise price of $22.25 per share, the fair market value on the grant date, in connection with a license agreement. We issued the warrants without registration in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submissions of Matters to a Vote of Security Holders

A special meeting of shareholders was held on May 28, 2002 to approve an amendment to our Articles of Incorporation to increase the number of authorized common shares from 25.0 million shares to 62.5 million shares. The proposed increase in the number of authorized shares will allow the board of directors to consider a stock split in the form of a stock dividend. The shareholders approved the amendment and increase in the authorized common shares by the following vote: 14,257,369 for, 1,825,232 against, and 9,014 abstaining.

ITEM 5. Other Information

On February 20, 2002, we transferred our stock listing from Nasdaq (ACTN) to the New York Stock Exchange. We now trade on the New York Stock Exchange under the ticker symbol ATN.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(1)	Exhibit 99.1 Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(2)	Exhibit 99.2 Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date

/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	August 13, 2002

/s/ R. David Martin R. David Martin	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	August 13, 2002

Index to Exhibits

      Exhibits

(1)	Exhibit 99.1 Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(2)	Exhibit 99.2 Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002