Form 10-K
period 2002-09-30
ACTION PERFORMANCE COMPANIES INC
filed 2002-12-20
CIK 892147

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended September 30, 2002

Commission file number 0-21630

ACTION PERFORMANCE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

ARIZONA	86-0704792
(State of Incorporation)	(I.R.S. Employer Identification No.)

4707 E. Baseline Road
Phoenix, Arizona 85042
(602) 337-3700
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒     No   ☐

The aggregate market value of Common Stock held by nonaffiliates of the registrant (16,017,006 shares) based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on March 28, 2002, which was the last business day of the registrants most recently completed second fiscal quarter, was $788,837,546. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of November 30, 2002, there were outstanding 17,830,409 shares of registrant’s common stock, par value $.01 per share.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ACTION PERFORMANCE COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED SEPTEMBER 30, 2002

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our expectations, anticipation, intentions, beliefs, or strategies regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2003 and thereafter; our strategy to focus on our core products and licenses; our product and distribution channel development strategies; the success of particular product or marketing programs; revenue generated as a result of license agreements; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Special Considerations.”

i

PART I

ITEM 1. BUSINESS

Introduction

We are the leading designer and marketer of licensed motorsports products related to NASCAR, including die-cast scaled replicas of motorsports vehicles, apparel, and memorabilia. NASCAR is the most prominent motorsports sanctioning body in the United States and sanctions the Winston Cup series of stock car races, which drew approximately 280 million television viewers to its 39 televised events during 2001. We currently have exclusive license agreements with many of the most recognized names in NASCAR. We also design and sell products relating to other motorsports, including racing sanctioned by the NHRA, Formula One, the IRL, and the World of Outlaws. We distribute our products through a broad range of channels, including a network of wholesale distributors, leading mass-market retailers, mobile trackside stores, QVC, and our members-only collectors’ club catalog.

We focus on securing long-term license agreements with top motorsports drivers and team owners. These license agreements generally provide us with an exclusive right to market certain die-cast, apparel, and other products bearing the driver’s name, likeness, and image for periods typically ranging from six to ten years. Racing fans are interested in purchasing products associated with top drivers and team owners. As a result, we believe these license agreements provide us with a significant competitive advantage.

We derive approximately 60% of our revenue from sales of licensed die-cast scaled replicas of motorsports vehicles in the collectible and mass-retail markets. In the United States, we market our, Action Racing Collectables, AP, Revell and Brookfield Collector’s Guild collectible die-cast brands primarily through our network of wholesale distributors. We market our Winner’s Circle brand die-cast products to mass-market retailers and our Racing Collectables Club of America brand though our collectors’ club which is managed by QVC. In Germany, we market our Minichamps collectible die-cast brand primarily thorough a network of wholesale distributors.

We derive approximately 25% of our revenue from sales of licensed apparel, gifts, and other memorabilia. These products are marketed primarily under our Chase Authentics brand and Winner’ Circle brand. We market our Chase Authentics brand products through wholesale distributors and our Winner’s Circle brand products to mass-market retailers. Revenues of recently acquired companies, discussed further in “Recent Acquisitions and Alliances”, are included in this segment.

We derive approximately 15% of our revenue from trackside sales. We market Chase Authentics brand apparel and memorabilia and Action Racing Collectables brand die-cast at mobile trackside stores. Approximately 90% of our trackside sales are derived from the sale of apparel and memorabilia. As our revenues grow, we anticipate trackside sales will decrease as a percentage of total revenue.

In this report, we refer to various distinct segments of motorsports racing, including the National Association of Stock Car Auto Racing, or NASCAR; the National Hot Rod Association, or NHRA; Formula One; the Indy Racing League, or IRL; and the World of Outlaws.

Our fiscal year ends September 30. In this report, unless otherwise noted, “2002”, “2001”, “2000”, “1999”, “1998”, refer to our fiscal years.

Our website is located at www.action-performance.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the Securities and Exchange Commission.

The Motorsports Industry

Motorsports is one of the fastest growing spectator sports in the United States. According to Joyce Julius & Associates, total spectator attendance for motorsports in the 2001 season was 18.4 million. Racing formats in the United States include NASCAR, NHRA, and IRL.

The most popular auto racing format in the United States is stock car racing, the racing of specially equipped standard passenger automobiles. The most prominent stock car sanctioning organization is NASCAR, which was founded and developed in the late 1940’s in the southeastern United States. Today, NASCAR operates three primary racing series: The Winston Cup, The Busch Grand National, and the Craftsman Truck Series, each with races throughout the United States. Of these, the Winston Cup, which in the 2002 season consisted of 39 televised events, is the most popular in terms of attendance and television viewership. The Busch series included 34 racing events in the 2002 season, and the Craftsman Truck series included 22 events. We focus our product offerings on Winston Cup items. Busch series and Craftsman Truck series product offerings are limited, primarily to promotional items.

Sales of our products related to NASCAR represented approximately 80% of our revenue during fiscal 2002. Based on television viewership and trackside attendance, motorsports racing is one of the most watched and fastest growing sports in the United States. According to NASCAR market research, 37% of Americans considered themselves NASCAR fans during the 2001 season, up 19% over 2000. Television ratings are growing even faster, due in part to a six-year, $2.4 billion television broadcast contract with FOX, NBC, and their affiliates. During the 2001 season, the first year of the new contract, average household viewership of Winston Cup increased 36% compared with 2000. In the 2002 season, the trend continued with NBC/TNT ratings increasing from 3.8 to 4.3 and Fox maintaining a 5.8 rating. More than 280 million viewers tuned in to NASCAR televised events during the 2001 season. In addition, according to Kagan Media Sports, approximately 6.8 million fans attended a NASCAR race in the 2001 season.

Since 1996, new speedways have been opened in the Los Angeles, Dallas/Ft. Worth, Kansas City, and Chicago metropolitan areas. These new speedways are bringing NASCAR and other major motorsports events to new geographic markets with much larger population bases than many of the traditional NASCAR venues located in the southeastern United States, further expanding the awareness of NASCAR racing.

In the 2001 season, approximately $1.5 billion was spent on corporate sponsorship in the motorsports industry, according to IEG Sponsorship Report, Chicago. The demographic profiles and loyal fan bases in motorsports have attracted significant corporate sponsorship to many aspects of the motorsports industry. Sponsors support racing team and venue operations, seek driver endorsements, and sponsor major media coverage of motorsports. Major corporate sponsors of motorsports include the major automobile manufacturers, consumer product companies, and nationally recognized retail organizations.

We believe that the long-term nature of the broadcast contracts will provide the incentive for networks to promote events heavily to increase ratings, further the reach of NASCAR popularity into less penetrated markets and accelerate corporate sponsorship.

Our Competitive Strengths

We believe our growth and leading market position are a result of the following competitive strengths:

Ability to Attract Additional Licensors and Distribution Partners

Our position as the leading designer and marketer of NASCAR-related motorsports products enhances our appeal to new and existing licensors and distribution partners. We believe our market-leading position enables us to maintain advantageous license agreements with existing licensors and to secure new license agreements with up-and-coming drivers; to enhance our distribution channels; to secure additional shelf space in mass-retail establishments; and to conduct successful special promotional programs.

License Agreements

We have exclusive, long-term license agreements with many of the most recognized names in NASCAR, such as the Estate of Dale Earnhardt Sr., Dale Earnhardt Jr., Jeff Gordon, Dale Jarrett, Bobby Labonte, Tony Stewart, Rusty Wallace, and various other drivers and teams. These license agreements generally provide us with an exclusive right to market certain die-cast, apparel, and other products bearing the driver’s name, likeness, and image for periods typically ranging from six to ten years. Racing fans generally are interested in purchasing products associated with top drivers and teams. As a result, we believe these license agreements provide us with a significant competitive advantage.

Significant Design and Development Expertise

We have significant expertise in product design and in the development of innovative marketing and special promotional programs for our drivers, teams, and large corporate sponsors. This expertise enables us to offer products with significant customer appeal, to develop innovative marketing campaigns and special promotional programs to promote the sale of our products, and to attract additional consumer interest and revenue opportunities for our licensors and the corporate sponsors of our promotional programs.

High Quality and Authenticity

Our well-recognized brands are known for high quality and authenticity, providing us with a solid base of existing customers as well as an attractive platform to launch new products, such as our recent launch of our die-cast replica bass fishing boats. We believe that the significant time and effort we devote to the quality and authenticity of our products enhances their appeal and attractiveness to motorsports fans.

Broad Distribution

We have established a broad range of distribution channels through which our products are marketed, including a network of wholesale distributors that sell to thousands of specialty retailers; leading mass-market retailers, including Wal-Mart, Kmart, and Target; mobile trackside stores; QVC; our collectors’ catalog club; and the goracing.com Internet site.

Highly Scalable Operating Model

Our operating model allows us to service higher levels of sales with limited increases in operating expenses and capital investment. The principal elements of this operating structure include the following:

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

This model allows us to focus on our core strengths, which are the design and marketing of motorsports products and innovative programs that appeal to motorsports fans. Because we strive to structure our operations such that many of our operating expenses are fixed, increases in sales generally will result in increased operating margins. We can limit advertising expenditures and still increase revenues given the nature of our licensed products.

Our Growth Strategy

Our objective is to grow by leveraging our competitive strengths to maximize our business opportunities resulting from the continued growth and popularity of motorsports in general, and NASCAR in particular. Key elements of our strategy include the following:

Capitalizing on Existing License Agreements and Cultivating New License Agreements

We intend to capitalize on our existing license agreements and cultivate new relationships with up-and-coming drivers and teams to assure we continue to have the leading portfolio of license agreements. We currently have license agreements with many of the leading racecar drivers, car owners, manufacturers, sanctioning bodies, racetrack operators, and corporate sponsors. These license agreements enable us to design and sell distinctive products that appeal to motorsports enthusiasts. We believe that these relationships provide us with a competitive advantage.

Pursuing Strategic Acquisitions and Alliances

We plan to pursue opportunities to acquire other businesses and form strategic alliances that fit our current economic model and broaden our product offerings, add distribution channels, increase management depth, or otherwise offer growth opportunities. Recently we have made acquisitions consistent with this strategy. In May 2001, we acquired the Winner’s Circle trademark, helping us to gain entry into the mass-retail market for die-cast scaled replicas. In June 2002 through November 2002, we completed several transactions, discussed further in “Recent Acquisitions and Alliances,” which broaden our product offerings, add distribution channels, and increase management depth.

Selectively Increasing Our Mass-Market Distribution and Establishing New Distribution Channels

We plan to continue to increase our mass-market distribution channels and establish new distribution channels in order to expand the market for our products. For example, during 2001, we entered the mass-retail market for die-cast scaled replicas of motorsports vehicles, and certain of our products are now sold in Wal-Mart, Kmart, and Target. In addition we plan to continue to enhance our other distribution channels, which include the following:

•	our distributor network, which targets specialty retailers;

•	our mobile trackside stores, which target motorsports event attendees;

•	our collectors’ club, which is managed by QVC;

•	direct response television and e-business;

•	through our agreement with QVC;

•	special promotion programs; and

•	catalog merchandising programs targeted at corporate motorsports sponsors.

Increasing Our Development of Special Promotional Programs

We plan to continue to create and conduct special promotional programs under our license agreements that allow us to market new product designs with entertainment companies and sports properties. These promotions often commemorate milestones, such as The 25th Anniversary of The Muppet Show, or highlight new entertainment releases, such as the June 2002 release of Warner Bros. Scooby-Doo movie. Special promotional programs typically involve one-time productions of our licensed die-cast replica racecars, apparel, and memorabilia. When we partnered with The Jim Henson Company, as an example, we designed Muppet themed racecars for 15 drivers in the NASCAR, NHRA, and World of Outlaws series that were raced in the summer of 2002. We produced the licensed merchandise that supported this program. These products were sold through various channels, including our national network of distributors. In this fashion, we expand demand beyond products featuring regular paint schemes to products featuring special paint schemes.

We continually engage in discussions and make contact with outside entities and corporations to bring additional special promotions to a variety of racing series. All programs are intended to increase brand awareness and name recognition, as well as increase excitement in the sport, enabling us to sell additional quantities of our product.

Continuing to Enhance Existing and Introducing New Products

We continually seek to enhance our existing products and to introduce new products that appeal to motorsports enthusiasts. During the last two years, we have launched several new products, such as die-cast replicas of raced versions of motorsports vehicles, and replica die-cast boats and engines; and developed new programs for the increasingly popular NHRA and Sprint car series.

Capitalizing on the Growth and Popularity of Motorsports Outside of the United States

We plan to continue to capitalize on the growth and popularity of motorsports and continually develop new products and promotional programs that appeal to motorsports enthusiasts. We believe that the introduction of NASCAR races internationally through new speedways in Germany and England will provide increased visibility for the sport and provide an opportunity for us to market and sell our products worldwide. If NASCAR popularity increases internationally, we intend to capitalize on opportunities to leverage our experience in the U.S. motorsports industry to international markets.

Licenses

We focus on developing long-term relationships with and we engage in comprehensive efforts to license popular drivers, team owners, and other personalities in each top racing category, their sponsors, various sanctioning bodies, and others in the motorsports industry. Through these licensing efforts, we develop opportunities to market innovative products that appeal to motorsports enthusiasts. We believe that our license agreements with top racecar drivers and other licensors significantly enhance the consumer appeal and marketability of our products. By aligning our company with top racing personalities and providing them with a broad range of revenue opportunities, we believe that we will be able to leverage those relationships to attract additional licensors in order to generate increased revenue for our company as well as increased earnings for the licensors.

Significant Driver License and Endorsement Agreements; Significant Team Owner Licenses

We have long-term license agreements with NASCAR Winston Cup Points champions Bill Elliott, Jeff Gordon, Dale Jarrett, Bobby Labonte, Tony Stewart, Rusty Wallace, and twelve-time NHRA Funny Car champion John Force. These licenses generally provide us with a right of first refusal to market certain die-cast, apparel, and other products bearing the driver’s name and likeness. The license agreements also generally provide that, to the extent that we exercise our right of first refusal, the driver will not personally market and will not permit others to market, through the same channels of distribution used by our company, any products bearing the driver’s likeness that are the same or similar to products marketed by our company. Each of the license agreements requires us to pay the licensor royalties based on a percentage of the wholesale or retail price of licensed products that we sell. Certain of the license agreements also provide for minimum guaranteed royalty payments each year during the term of the agreement. Certain of these license agreements give the licensors the right to terminate or significantly shorten the term of the agreements if our business is sold or transferred or if there is a significant change in our management team.

We also have personal service and endorsement agreements with popular racecar drivers. During the term of the endorsement agreements, we have the right to use the driver’s name, likeness, signature, and endorsement in connection with the advertisement, promotion, and sale of the die-cast collectibles and other products approved by the driver and marketed by our company.

We also have license agreements with several of the most popular NASCAR race car team owners, including Chip Ganassi Racing; The Estate of Dale Earnhardt, Inc.; Evernham Motorsports, LLC; Redline Sports Marketing, Inc., which is the licensing entity for the Joe Gibbs race team; Richard Childress Racing Enterprises, Inc.; and Robert Yates Racing, Inc. The team owner licenses provide us with either the exclusive right or a right of first refusal to market certain products bearing the likeness and number of each owner’s Winston Cup cars and other racing vehicles. To the extent that we exercise our right of first refusal, the team owner licenses provide that the licensor will not permit others to market, through the same distribution channels used by our company, any of the licensed products. Certain of the team owner licenses also provide that the licensors will not directly market any of the licensed products through such channels. Each of the license agreements with the team owners requires us to pay the licensor royalties based on a percentage of the wholesale or retail price of licensed products that we sell. Certain of the license agreements also provide for minimum guaranteed royalty payments to the licensors.

The following table sets forth certain information with respect to the license or personal service agreements with the drivers and team owners described above:

Licensor	Driver	Expiration Date

The Estate of Dale Earnhardt and Dale Earnhardt, Inc.	Dale Earnhardt	November 7, 2011

Jeff Gordon and JG Motorsports, Inc.	Jeff Gordon	December 31, 2005

Rusty Wallace and Rusty Wallace, Inc.	Rusty Wallace	December 31, 2007

John Force and John Force Racing	John Force	December 31, 2007

Robert Yates Racing, Inc.	Dale Jarrett Elliott Sadler	December 31, 2017

Richard Childress Racing Enterprises, Inc.	Kevin Harvick Robby Gordon	May 23, 2012

Redline Sports Marketing, Inc. (Joe Gibbs race team)	Bobby Labonte Tony Stewart	December 31, 2006

Dale Earnhardt, Inc.	Dale Earnhardt, Jr. Steve Park Michael Waltrip	December 31, 2005

Evernham Motorsports, LLC	Bill Elliott, Jr. Jeremy Mayfield	May 23, 2012

Chip Ganassi Racing	Sterling Marlin Casey Mears Jamie McMurray	December 31, 2011

Additional Product Licenses

We maintain other licenses with various other drivers, car owners, sponsors, and manufacturers, including other NASCAR Winston Cup drivers, on a non-exclusive basis, NHRA drivers and teams, Formula One teams, Ford Motor Company, several divisions of General Motors Corp., and Daimler-Chrysler. As a result of recent acquisitions, we also maintain licenses with professional sports organizations like the National Basketball Association, National Football League, National Hockey League, Major League Baseball, and various professional sports franchises and collegiate sports teams.

Other License Agreements

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

We have a license agreement with NASCAR that gives us the non-exclusive right to use the “NASCAR” name and logo on all of our NASCAR-related products and product packaging as well as on related sales, marketing, and promotional materials. We pay NASCAR royalty payments based on a percentage of the wholesale or retail price of licensed products that we sell. The license agreement expires on October 7, 2003 with respect to licensed products that bear both the NASCAR mark and the name, image, or likeness of a NASCAR driver, team, or track. Unless there is an event of default, as defined in the agreement, the license agreement with NASCAR will automatically renew for two additional five-year terms.

We have a license agreement with the Indianapolis Motor Speedway Corporation, the owner and operator of the Indianapolis Motor Speedway and the host of the Indianapolis 500, Brickyard 400, and U.S. Grand Prix, that gives us the non-exclusive right to use the IRL teams, drivers, and drivers’ likeness on our die-cast replicas and other motorsports products and apparel. The license agreement extends through 2003. Under the agreement, we must pay IMS a royalty based on a percentage of our net sales of licensed product, subject to guaranteed minimum royalty payments by us.

Our license agreement with VF Imagewear (east), Inc. (VFI), formerly VF Knitwear, gives VFI the right to use the Chase brands in a variety of retail distribution channels. In some distribution channels, VFI has the exclusive right to use certain of the Chase brands. VFI pays us royalties based on its sales of Chase-branded apparel. VFI pays us a higher royalty in those distribution channels where its rights are exclusive. The license agreement expires on December 31, 2008, subject to VFI’s right to extend the agreement for two successive five-year terms.

Products

Our principal products are die-cast scaled replicas of actual motorsports vehicles, apparel, and memorabilia. Through recent acquisitions we have added seasonal gifts, leather jackets, terry products, and golf gifts to our product lines.

Die-Cast

We design and market replicas of motorsports-related vehicles that are constructed using die-cast bodies and chassis with free-spinning wheels and tires. Our die-cast products are scaled replicas of actual racing vehicles, pit wagons, trucks and trailers, and vehicle transporters. We produce our die-cast replicas to a reduced scale of the actual size of the vehicle, ranging from scales of 1:9 to 1:96. Many of our die-cast products include features, such as opening hoods and trunks, detailed engines, and working suspensions. We also devote a significant amount of time and effort to the production of our die-cast replicas to assure that the resulting products display a level of quality and detail that is superior to competing products.

Collectibles. We design our collectible die-cast products as high-quality collectible items. The die-cast collectibles that we offer in the United States relate principally to the NASCAR Winston Cup and NHRA drag racing. In Germany, we offer Formula One and high-end auto manufacturer die-cast replica vehicles.

We sell approximately 90% of our die-cast on a wholesale basis. At retail, our die-cast collectibles typically range in price from approximately $40.00 to $120.00 per item, depending on size, type of vehicle, and level of detail. A 1:24th scale replica of an actual racing vehicle typically retails from $60.00 to $70.00. We offer our die-cast collectibles primarily through our wholesale distributor network to specialty retailers, our collectors’ club, direct response television through our relationship with QVC, our trackside stores, and special promotional programs.

We enhance the collectible value and appeal of our products through various measures. These measures include the following:

•	designing die-cast collectibles that include features that are not offered by our competitors;

•	limiting the quantities of each collectible item that we produce and sell;

•	specifying, on certain products themselves and on the packaging material of certain other die-cast collectibles, the quantity of that limited-edition item actually produced;

•	offering certain items for specified periods only through our collectors’ club; and

•	designing packaging concepts to improve the display of each collectible item.

Mass Retail. We design and market licensed miniature die-cast replicas for the mass-retail market through our Winner’s Circle brand of products. Our Winner’s Circle die-cast products range in price at retail from $5.00 to $20.00.

We believe that our presence in the mass-retail die-cast market furthers our strategy to establish our presence in all licensed die-cast racecar replica marketing channels and expands our line of licensed motorsports merchandise for mass-retail customers to include both die-cast products and apparel. Prior to our acquisition of the Winner’s Circle brand and related die-cast inventory and tooling from Hasbro Inc. in May 2001, we licensed to Hasbro the rights to produce specific motorsports-related products for sale in the mass-market. The mass-market die-cast products manufactured and marketed under the Winner’s Circle brand are distinct from and are designed not to compete directly with our limited edition motorsports die-cast collectible products.

Die-Cast Scaled Replica Bass Fishing Boats. We design and market collectible die-cast models of popular high performance bass fishing boats under our Castaway brand. We distribute these products through most of the same channels as our motorsports die-cast collectibles, including QVC cable television and QVC online. Our Castaway line of collectibles are replicas of bass fishing boats designed and manufactured by Forest Wood’s Ranger Boats and Tracker Marine, including Tracker Marine’s Pro Craft and Nitro brands. We have a NASCAR Winston Cup driver series and a bass professional angler signature series. Our NASCAR Winston Cup series includes bass fishing boats utilizing the paint schemes of certain top drivers, including Dale Earnhardt Sr., Dale Earnhardt Jr., Jeff Gordon, Kevin Harvick, Dale Jarrett, Bobby Labonte, Steve Park, Tony Stewart, Rusty Wallace, and Michael Waltrip. Our Castaway Bass Professional Angler Signature Series includes bass boats used and endorsed by Hank Parker and other top professional bass anglers. We believe that the shared demographics of motorsports and competitive bass fishing will provide an opportunity for the Castaway product line to appeal to a large audience.

Apparel and Memorabilia

We design and market various licensed motorsports apparel, including t-shirts, jackets, hats, and memorabilia, such as coffee mugs, ornaments, towels, key chains, and tote bags. Each of these products generally features the name, likeness, image, and car number of a popular racecar driver or other licensed logos and images.

Our licensed motorsports apparel items utilize creative designs that are printed or applied to high-quality shirts, hats, jackets, and other products. We design and sell our motorsports apparel products in a wide range of styles and sizes. We distribute our apparel and memorabilia products to mass-market retailers, through mobile trackside stores and to wholesale distributors.

We sell Winner’s Circle branded apparel to mass-market retailers. Most of our apparel sold in other distribution channels bears our “Chase” brand marks, including “Chase Authentics” and a stylized “C,” which is generally embroidered on the shirt cuff or pocket. NASCAR drivers, including Jeff Gordon, Dale Jarrett, Bobby Labonte, Terry Labonte, and Rusty Wallace, have agreed, subject to certain exceptions, to assure that licensed apparel products bearing their names, likeness, or signatures will also bear “Chase” brand marks. These drivers have also agreed to endorse Chase-branded apparel as the exclusive trackside apparel of the top NASCAR drivers.

Sales and Distribution

We distribute our products through a broad range of channels, including a network of wholesale distributors, leading mass-market retailers, our collectors’ club, QVC, and mobile trackside stores. We advertise our die-cast collectibles in newspapers and magazines covering motorsports and the collectibles markets. We also take measures to increase consumer awareness of our products through radio and television advertising targeted at programs of interest to motorsports enthusiasts.

Wholesale Distribution Network

We currently market our die-cast collectibles and our apparel and memorabilia products on a wholesale basis through 17 distributors operating in the United States and 45 distributors operating in 45 countries throughout the world. The distributors solicit orders for our die-cast and apparel products from thousands of specialty retailers throughout the United States and thousands of specialty retailers in other countries throughout the world. The retailers include stores specializing in motorsports collectibles and apparel, stores specializing in other sports collectible items, and a limited number of hobby shops.

Mass-Market Retailers

Our in-house sales force markets our Winner’s Circle die-cast products on a wholesale basis to major discount and department stores, such as Wal-Mart, Kmart, and Target. We also utilize our in-house sales force, as well as independent representatives, to market motorsports apparel and memorabilia products on a wholesale basis to the same discount and department stores, and to automotive retail stores and convenience stores.

Collectors’ Club

We market certain of our die-cast collectibles, for exclusive periods, through our collectors’ club. Club members pay a lifetime membership fee to QVC that entitles them to receive a membership kit and monthly catalogs. The collectors’ club has approximately 100 thousand members active, having made a purchase in the last 12 months.

Under a 10-year outsourcing and exclusive supply agreement, QVC assumed responsibilities for the day-to-day marketing and distribution operations of our collectors’ club in 2001. Under the agreement, we retain ultimate control over the decision-making processes regarding pricing, production quantities, marketing, and promotion of the products to be sold to club’s members.

QVC Direct Response Television and Internet

We also sell our products to QVC, which markets and sells our die-cast collectible products during a weekly television program on QVC called “For Race Fans Only.” Viewers can order our products, which are generally products that we sell to our wholesale distributors, but have been specially produced and packaged, and are marked “For Race Fans Only.”

We also market our die-cast products, apparel, and memorabilia products through our goracing.com Internet site, which serves as an online motorsports retail store. Through a ten-year agreement, QVC has assumed the day-to-day responsibility for operating and promoting our Internet site and processing online orders.

Mobile Trackside Stores

We operate approximately 30 fully equipped trackside stores to capitalize on the large base of potential customers that attend NASCAR-sanctioned races and other events throughout the United States. Some or all of our mobile trackside stores travel to each NASCAR Winston Cup race (39 events in 2002) as well as to other selected racing events. Each mobile trackside store is decorated with the logos and color scheme of a particular racing team and driver and sells a complete assortment of licensed motorsports die-cast collectibles, apparel, and memorabilia dedicated to that team and driver. These mobile stores represent the only authorized trackside opportunities for racing enthusiasts to purchase motorsports products using the name and likeness of the driver and racing team featured in the store.

Promotional Programs

We develop, design, and implement extensive special promotional programs that feature themes or events intended to reinforce brand and corporate awareness for our partners, while increasing the market for our company’s products. These promotions often involve the top drivers in a variety of motorsports series. We design and market a broad variety of specially designed die-cast vehicles, apparel, and memorabilia for these programs. For example, when we partnered with The Jim Henson Company, we designed Muppet themed racecars for 15 drivers in the NASCAR, NHRA, and World of Outlaws series that were raced in the summer of 2002. We then produced die-cast collectibles that are scale replicas of each special paint scheme car and other memorabilia that were sold through our distribution channels.

Another successful large-scale promotion in 2002 was The Monte Carlo 400 with the Looney Tunes — The Rematch! This program was brought back in 2002 because of the success of the promotion the previous year with Warner Bros. and Chevrolet. The program included nine drivers in the NASCAR Winston Cup series in 2001 and expanded to include an additional two drivers in the NASCAR Busch series in 2002.

Other partners for special promotions in 2002 included KISS, Elvis Presley Enterprises, Harley-Davidson, Major League Baseball, and Universal Studios to celebrate the 20th Anniversary of E.T.

In addition to our special promotional programs, we work with large corporate sponsors to design and create promotional programs aimed at increasing the awareness of their brands and encouraging consumers to purchase their products. We provide all levels of creative services (design, graphic layout, and advertising support) and have the capacity to produce a wide array of promotional products, such as die-cast replica racecars, t-shirts, and hats. We also provide in-house marketing and distribution support for these promotional programs, including in-bound order processing and order fulfillment. For some programs, corporate sponsors use our products developed for their program as a free or low-cost award with the purchase of their own products, as sweepstakes offers, as employee gifts or other promotions. We have successfully completed recent programs for United Parcel Service, Supercuts, and Home Depot. The products that we develop and sell in conjunction with these programs generally are sold directly to the sponsors rather than through our usual distribution channels.

Design and Production

Die-cast Scaled Replica Vehicles

We design each die-cast collectible that we market. Many of our die-cast collectibles include features, such as opening hoods and trunks, detailed engines, and working suspensions. We also devote a significant amount of time and effort to the production of our die-cast collectibles to assure that the resulting products display a level of quality and detail that is superior to competing products. For example, we produce most of our die-cast collectibles with pad printing instead of stickers or decals. Our mass-market die-cast replicas have fewer features than our die-cast collectibles.

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

Virtually all of our die-cast collectibles marketed in the United States are manufactured under an exclusive agreement with Early Light Industrial Co. Ltd., a manufacturer in China. We have had a relationship with Early Light since 1994, and Early Light has been our sole manufacturer of domestic die-cast products since that time. The term of the agreement currently extends through October 31, 2006 and automatically renews for five successive one-year terms unless terminated by either party by giving written notice to the other party at least 90 days prior to the end of the then-current term.

We own the tooling that Early Light uses to produce die-cast replicas for our company, and we have partial control over the production of our die-cast replicas under the manufacturing agreement. We invested $7.7 million in 2002 for tooling, which is used in manufacturing by Early Light. We believe the breadth and quality of the tooling program provides us with a competitive advantage in the motorsports collectible market.

We believe that Early Light is dedicated to high quality and productivity as well as support for new product development. There are significant risks, however, inherent in relying on a single manufacturer for a substantial portion of our die-cast products.

We obtain the die-cast collectibles marketed in Germany from other manufacturers in China. We invested $5.9 million in 2002 for tooling, which is used by these manufacturers. We currently do not have a formal, long-term agreement with any of these manufacturers.

Apparel and Memorabilia

We currently obtain substantially all of our licensed motorsports apparel and memorabilia products on a purchase order basis from approximately 200 third-party manufacturers and suppliers located primarily in the United States. We also screen print and embroider a portion of the licensed motorsports apparel that we sell. The apparel and memorabilia suppliers present product ideas and artistic designs to us. We then select those products and artistic designs that we believe will appeal to motorsports enthusiasts and distinguish our apparel and memorabilia products from those of our competitors. We engage in a bidding process for certain items, such as embroidered hats or t-shirt blanks, in order to negotiate favorable prices and other terms. We also purchase and resell certain finished items, such as tote bags and coolers, from domestic and foreign companies under licenses with drivers and other licensors.

We work closely with the third-party apparel and memorabilia manufacturers in order to assure that the products conform to design specifications and meet or exceed our quality requirements. We believe that a number of alternative manufacturers for each of these products are readily available in the event that we are unable to obtain products from any particular manufacturer. We own the tooling and dies used to manufacture certain of our motorsports consumer products. As we develop new motorsports apparel and memorabilia products that require specialized tooling, we intend to build or purchase the new tooling that will be required to permit the third-party manufacturers to produce those items.

In connection with our acquisition of Trevco Trading Corporation, we entered into a manufacturing agreement with a Hong Kong company, expiring in September 2006, for the manufacture and design of licensed ornaments, figurines, and other gifts.

Recent Acquisitions and Alliances

In June 2002, we acquired Trevco Trading Corp. Trevco designed and distributed primarily licensed seasonal gift products, including products under NASCAR driver and team licenses. Products were produced by a contract manufacturer in China and were sold on a direct import basis, by both in-house and independent sales representative to mass retailers, many of which were not our customers historically. We have entered into a long-term outsourcing agreement with Trevco’s contract manufacturer to continue current production and to design and produce future product lines. We intend to enhance the historical product line with our licenses and plan to sell those products in the historical distribution channels and in our existing distribution channels. Trevco’s historical mass-market customers will also provide additional distribution opportunities for our existing products. We believe we broadened our management depth in gift design, procurement, and marketing with the acquisition.

In July 2002, we acquired terry and golf product businesses, which will operate as McArthur Towel and Sports, Inc. McArthur distributed terry and golf products to specialty retailers and institutions. A portion of the acquired product is decorated with team logos under licenses with professional teams in the National Football League, National Hockey League, National Basketball Association, Major League Baseball, Professional Golf Association, and colleges and universities. We will continue to distribute the products to teams for in-stadium promotions and to specialty and mass retailers, golf pro shops, and other organizations that promote and sponsor events with licensed premiums and gifts. We intend to expand the existing products by designing and producing similar specialty licensed products with our licensed NASCAR driver and team logos and images. As a result, the historical retail customers will benefit from a wider choice of licensed products, while we will continue to increase our portfolio of licensed motorsports merchandise for our distribution channels. We also believe the acquisition allowed us to broaden our management depth in corporate promotions.

In September 2002, we acquired a producer of premium leather jackets and other apparel, which will operate as Jeff Hamilton Collection, Inc. In connection with the acquisition, we purchased the “Jeff Hamilton” marks. A portion of the product acquired is decorated with team logos under licenses with the NBA, NFL and other major sports leagues. This acquisition leverages our existing licenses into new, high-margin products for our NASCAR distribution channels and continues our expansion into proven merchandise for other sports leagues and into specialty fashion and other “upstairs retail” channels. We believe we have enhanced our apparel design capabilities as a result of the acquisition.

In November 2002, we entered into a joint venture with TMP International, Inc., the producer of McFarlane Toys, to produce and market a new series of action figures based on NASCAR drivers. The joint venture will be constituted as Action-McFarlane LLC, and production will begin the second half of 2003. The affiliation will capitalize on our exclusive license agreements with NASCAR’s top drivers and McFarlane Toys’ expertise in creating detailed, high-quality action figures. This affiliation will also provide access to McFarlane’s toy distribution channels for existing products.

Competition

Our motorsports die-cast collectibles compete with die-cast and other motorsports collectibles and, to a certain extent, die-cast replicas of motorsports vehicles that are sold through mass-retail channels. Our mass-retail die-cast replicas of motorsports products compete with die-cast replicas sold in mass-retail channels. Our motorsports apparel and memorabilia compete with similar products sold or licensed by drivers, team owners, sponsors, and other licensors with which we currently do not have licenses as well as with sports apparel licensors and manufacturers in general. Other companies also may increase their participation in these markets. Our promotional products compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards.

We believe that our relationships and licenses with top race-car drivers, car owners, and other popular licensors represent a significant advantage over our competitors in the motorsports collectible and consumer products industry. We strive to expand and strengthen these relationships and to develop opportunities to market innovative licensed collectible and consumer products that appeal to motorsports enthusiasts. Our ability to compete successfully depends on a number of factors both within and outside our control.

Intellectual Property

Our business depends upon valuable trademarks and other rights that we license from third parties. We regard our trademarks, trade dress, copyrights, and other intellectual properties as important to our success. Our intellectual property rights consist primarily of our trademarks, trade names, logos, and art. We have copyright protection for all original material that we produce to promote our products and services.

We have registered trademarks for certain of our “Action” names and logos, and our Winner’s Circle, Chase, and certain goracing.com brands. We have applied for federal registration in the United States for various other “Action” names and logos, as well as “goracing.com” and other marks.

Employees

As of November 30, 2002, we had approximately 550 full-time employees. We have experienced no work stoppages, and we are not a party to a collective bargaining agreement. We believe that we maintain good relations with our employees.

Executive Officers

The following table sets forth certain information regarding each of our executive officers.

Name	Age	Position Held

Fred W. Wagenhals	61	Chairman of the Board, President, and Chief
		Executive Officer
R. David Martin	56	Chief Financial Officer, Secretary and
		Director
Melodee L. Volosin	38	Executive Vice President — Sales and
		Director
John S. Bickford, Sr.	55	Executive Vice President — Strategic
		Alliances and Director

Fred W. Wagenhals, founded our company during 1992, and has served as our Chairman of the Board, President, and Chief Executive Officer for more than five years.

R. David Martin has served as our Chief Financial Officer since August 2000, as Secretary and Treasurer since March 2001, and as a director since December 2000. Mr. Martin joined Deloitte & Touche in June 1968 and served as a partner of that firm from August 1978 until May 2000.

Melodee L. Volosin has served as our Executive Vice President — Sales since December 1999 and as a director since January 1997. Ms. Volosin served as our Vice President — Wholesale Division from September 1997 until December 1999.

John S. Bickford, Sr. has served as our Vice President — Strategic Alliances since July 1997 and as a director of our company since January 1997. Since 1976, Mr. Bickford has served as President of MPD Racing Products, Inc., which manufactures racecar parts for distribution through speed shops and high-performance engine shops. Mr. Bickford currently serves as a director of Equipoise Balancing, Inc., a privately held company.

Special Considerations

The following factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating our company and our business.

Any decrease in popularity or growth rate of motorsports, and NASCAR racing in particular, could adversely affect our business, including our net sales.

The popularity of motorsports and its appeal to consumers have a significant effect on sales of our products. Motorsports competes for television viewership, event attendance, merchandise sales, and sponsorship funding with other sports, entertainment, and recreational events. The competition for the attention of consumers in the sports, entertainment, and recreation industries is intense. Sales of licensed merchandise related to NASCAR racing accounted for approximately 80% of our revenue during 2002. We expect that products related to NASCAR racing will continue to account for the significant portion of our revenue for the foreseeable future. As a result, the popularity of NASCAR sanctioned racing is critical to the success of our business. The popularity of NASCAR racing depends on many factors, including the extent and popularity of television coverage of NASCAR racing events. Any decrease in the popularity or growth rate of motorsports, and NASCAR racing in particular, could have a material adverse effect on our business, including our net sales.

If our existing license agreements are unsuccessful, or if we are unable to enter into successful license agreements in the future or renew our existing successful license agreements, our business could be adversely affected.

We market our products under license agreements with race-car drivers, team owners, sponsors, automobile and truck manufacturers, NASCAR, NHRA, and other entities. We believe these license agreements are critical to the consumer appeal and marketability of our products because most racing fans are interested in purchasing products associated with top drivers and teams. The license agreements vary in scope and duration, but generally authorize us to sell specified licensed products for designated periods of time. Some license agreements require us to pay minimum royalties or other fixed amounts regardless of the level of sales of the licensed products or the profitability of those sales

The success of any particular license agreement depends on many factors, including the following:

•	the reasonableness of the license fees under the applicable license agreement to revenue generated by sales of the licensed products under the agreement;

•	the popularity and success of the particular licensor; and

•	in the case of driver licensors, the performance, public image, and health of the driver.

A driver’s popularity could be adversely affected if the driver fails to maintain a successful racing career or engages in behavior that the general public considers objectionable. If our existing license agreements were unsuccessful, our business would be adversely affected.

Our business also depends on our ability to enter into successful license agreements with new licensors, including up-and-coming drivers, and to renew our existing successful license agreements on advantageous terms in the future. It is difficult to predict which car drivers, team owners, and other licensors will prove to be successful licensors, particularly in the case of up-and-coming drivers. In some cases the process for obtaining the license rights from potential licensors is competitive. Our ability to renew our existing successful license agreements depends largely on our relationship with the particular licensor, which may be affected by a number of factors outside our control. If we are unable to enter into successful license agreements with new licensors or renew our existing successful license agreements on advantageous terms in the future, our business could be materially adversely affected.

If we were unable to enforce and preserve our rights under our license agreements, we would lose the competitive advantage provided by these agreements.

The ability to enforce our rights under our license agreements may be limited by the interpretation and enforcement of those agreements. Some license agreements contain provisions that allow the licensor to terminate the agreement upon the occurrence of certain events, including a change in the driver’s team owner or sponsor, a change of control of our company, or designated changes in our management team. Other license agreements contain provisions that depend upon our achieving designated performance levels. For example, some of our exclusive license agreements become non-exclusive if designated sales figures are not met. The termination, cancellation, or inability to renew or enforce any of our material license agreements would have a material adverse effect on our business.

If we were unable to maintain and capitalize on our key license agreements, our business would be adversely affected.

A large portion of our revenue is generated under a relatively small number of our most successful license agreements. Products sold under licenses from our top five licensors currently account for approximately 50% to 60% of our sales. Our success depends, in part, on our ability to capitalize on revenue opportunities from these licenses, which involves various factors, including the following:

•	our ability to maintain our relationships with these licensors; and

•	our ability to develop and market motorsports products and special promotions that appeal to our customers and that capitalize on the success of these licensors.

Our failure to maintain these key licenses or to capitalize on the revenue opportunities utilizing these licenses would have a material adverse effect on our business.

Any disruptions in the business of our third-party manufacturers, particularly Early Light Industrial Co. Ltd., could adversely affect our business.

We depend on third parties to manufacture all of our motorsports die-cast replicas and most of our apparel and racing fan memorabilia. As a result, we have limited control over the manufacturing processes themselves and any significant difficulties encountered by the third-party manufacturers that result in product defects, production delays, cost overruns, or the inability to fulfill orders on a timely basis could have a material adverse effect on our business.

In particular, we rely on one manufacturer, Early Light Industrial Co. Ltd., which operates a single facility in China, to produce most of our die-cast products. In 2002, products manufactured by Early Light accounted for approximately 50% of our revenue. Our manufacturing agreement with Early Light extends through October 31, 2006 and then automatically renews for successive one-year terms unless terminated by either party. We generally do not have long-term contracts with our other third-party manufacturers.

We own most of the tools and dies used in the manufacturing process, but we believe that it would take a period of time for us to secure other third-party manufacturers to produce our products with our tools and dies in the event our relationship with Early Light was terminated. Our operations would be adversely affected by the following:

•	the loss of our relationship with certain of our current manufacturers, particularly Early Light;

•	the disruption or termination of the operations of one or more of our current key manufacturers, particularly Early Light; or

•	the disruption or termination of sea or air transportation with our China-based die-cast manufacturers, even for a relatively short period of time.

Furthermore, a material portion of the tools, dies, and molds used to manufacture our die-cast products and certain of our apparel and memorabilia products are located in the facilities of our third-party manufacturers. Any significant damage to the facilities of our third-party manufacturers, particularly to Early Light’s facility, could result in the loss of or damage to a material portion of our key tools, dies, and molds and the resultant production delays while new facilities are being arranged and replacement tools, dies, and molds are being produced. We do not maintain an inventory of sufficient size to provide protection for any significant period against an interruption of manufacturing resources, particularly if we are required to obtain alternative manufacturing sources. Therefore, any significant damage to the facilities of our third-party manufacturers, particularly to Early Light’s facility, would have a material adverse effect on our business.

Our business could be adversely affected if we are unable to continue to design and market high-quality products that appeal to our customers.

Our success depends on our ability to continue to create and market new products, especially those related to our most popular licensors. Demand for our motorsports products depends on a wide variety of factors, including the following:

•	the popularity of motorsports, particularly NASCAR racing;

•	the popularity of the drivers, teams, and others with which we have licenses;

•	the success of our special promotional programs;

•	marketing and advertising expenditures devoted to motorsports;

•	cultural and demographic trends; and

•	general economic conditions.

Because these factors can change rapidly, customer demand also can shift quickly. We frequently are able to market new products successfully for only a limited time.

Our ability to increase our sales and marketing efforts to stimulate customer demand and our ability to monitor third-party manufacturing arrangements in order to maintain satisfactory delivery schedules and product quality are important factors in our long-term prospects. Because of the amount of time and financial resources that may be required to bring new products to market, we may not always be able to forecast accurately required production quantities or to respond to changes in customer tastes and demands. We could experience a material adverse effect on our business, financial conditions, and operating results if we are unable to respond quickly to market changes or a slowdown in demand for our products.

The demand for certain of our die-cast products depends, in part, on their collectible value and appeal. We cannot assure that these products will achieve or maintain long-term collectible appeal or value.

We face a variety of risks associated with the acquisition and integration of new business operations.

We plan to consider opportunities to acquire other businesses. Our growth may be slower than anticipated if we are unable to identify suitable acquisition candidates and make acquisitions on commercially acceptable terms.

The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that we acquire in the future could involve unforeseen difficulties. These difficulties could disrupt our ongoing business, distract our management and employees, and increase our expenses.

Unforeseen liabilities and difficulties can arise in connection with the operation of acquired businesses. Contractual or other remedies may not be sufficient to compensate us in the event unforeseen liabilities or other difficulties arise. We may not be able to achieve revenue increases, integrate facilities, functions, and personnel in order to achieve operating efficiencies; or otherwise realize anticipated strategic advantages or cost savings as a result of acquisitions. The inability to achieve revenue increases or cost savings could have a material adverse effect on our business, financial condition, and operating results.

We face risks associated with our exclusive relationship with QVC and the outsourcing of the operations of our collectors’ club.

We have outsourced the day-to-day operations and distribution of our collectors’ club products to QVC since 2001 under a 10-year exclusive agreement, although we remain responsible for acquisition of licenses, product selection, development, and manufacturing. We face risks associated with our agreement with QVC, including the following:

•	the ability of QVC to operate the collectors’ club in a successful manner;

•	potential damage to our reputation, as a result reduced levels of customer service; and

•	reduced sales generated from collectors’ club products.

Any disruption in the operations and distribution of collectors’ club products by QVC could have a material adverse effect on our business.

Our business could be adversely affected by the loss of key members of our senior management, particularly Fred W. Wagenhals.

Our future success depends substantially upon the efforts and abilities of Fred W. Wagenhals, our Chairman of the Board, President, and Chief Executive Officer. In particular, Mr. Wagenhals’ relationships with our licensors and third-party manufacturers are important to the success of our business. Some of our license agreements provide the licensor with the option to terminate the agreement in the event that Mr. Wagenhals no longer serves our company in certain designated capacities. The loss of services of Mr. Wagenhals would have a material adverse effect on our company. We maintain key person insurance on the life of Mr. Wagenhals in the amount of $3.0 million.

In addition, our future success depends substantially upon the efforts and abilities of other members of our senior management team, including R. David Martin, our Chief Financial Officer, Melodee L. Volosin, our Executive Vice President — Sales, and John S. Bickford, Sr., our Executive Vice President — Strategic Alliances.

We depend on a limited number of wholesale distributors to sell a significant portion of our products.

We currently market our products on a wholesale basis through 17 distributors operating in the United States. We depend on these distributors to sell our products to thousands of specialty retailers throughout the United States. If a significant distributor discontinues selling our products, performs poorly, does not pay for purchased products, reorganizes, or liquidates and is unable to continue selling our products, our business, financial condition, and operating results could be adversely affected. Our failure or inability to replace poorly performing distributors could have a material adverse effect on our business.

We may experience seasonal fluctuations in sales that could affect our earnings and the trading price of our common stock.

We may experience seasonality in our business, which could result in unfavorable quarterly earnings comparisons and affect the trading price of our common stock. Because the auto-racing season is concentrated between the months of February and November, the second and third calendar quarters of each calendar year (our third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products. In addition, variances in our quarter-to-quarter operating results may result from various factors, including the following:

•	the timing of NASCAR model changes;

•	the timing of special promotional programs, which typically result in significant levels of revenue and expense and involve difficult coordination and scheduling issues with multiple parties;

•	the timing of major races, which generally generate significant levels of revenue and income; and

•	the timing of Chinese New Year, which affects our ability to work with Early Light to bring our products to market in time for the beginning of the racing season.

As a result of these and other factors, we may experience seasonality and quarterly fluctuations in our business, which could result in unfavorable quarterly earnings comparisons and affect the trading price of our common stock. Fluctuations in quarterly sales may require us to take temporary measures, including changes in personnel levels and production and marketing activities. These factors and any seasonal and cyclical patterns that emerge in consumer purchasing could result in unfavorable quarterly earnings comparisons. Any shortfall in revenue or fluctuations in operating results may have an adverse effect on our business and stock price. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance.

Our competitive position depends on a number of factors, and we may encounter competition from companies that are able to devote greater resources to marketing and promotional campaigns than we do.

Our competitive position depends on a number of factors, both within and outside our control, including the following:

•	our relationships with and the popularity of race car drivers, teams, and other licensors of the products we sell;

•	our ability to develop and maintain effective marketing programs that enable us to sell products to motorsports fans;

•	the success of our distribution channels; and

•	our ability to recognize industry trends, anticipate shifts in consumer demands, and identify and market new products.

Other companies may increase their participation in the motorsports markets. Certain current and potential competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to their business than we do.

Our motorsports die-cast collectibles and mass-retail die-cast replicas compete with die-cast and other motorsports collectibles and die-cast replicas of motorsports vehicles that are sold through mass retail channels. Our motorsports apparel and memorabilia compete with similar products sold or licensed by drivers, owners, sponsors, and other licensors with which we currently do not have licenses as well as with sports apparel licensors and manufacturers in general. Our promotional programs must compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards.

We face risks associated with our international operations.

We obtain our die-cast products from overseas manufacturers, particularly Early Light, the primary China-based third-party manufacturer of our die-cast products. Because of the manufacturing of these products overseas, we face risks in addition to the risks generally involved in utilizing third-party manufacturers. We also maintain business operations in Germany, and we market motorsports products throughout the world. Our reliance on third-party manufacturers to provide personnel and facilities in China; our maintenance of personnel, equipment, and inventories abroad; and our plans to expand our product sales in international markets expose us to certain economic and political risks and operating challenges. These risks and challenges include the following:

•	coordination of multi-national operations;

•	compliance with local laws and regulatory requirements, as well as changes in such laws and requirements;

•	difficulties in supervising foreign operations;

•	purchases of die-cast products from China-based manufacturers generally require us to provide an international letter of credit in an amount equal to the purchase order;

•	overlap of tax issues;

•	political and economic conditions abroad; and

•	the possibility of expropriation or nationalization of assets.

To the extent we are unable to adequately address these risks and challenges, some of which are beyond our control, our business may be adversely affected.

Because we import our die-cast products, our business is subject to potential adverse trade regulations and restrictions.

Protectionist trade legislation in either the United States or China, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect our ability to obtain our products from our third-party manufacturers or the price at which we can obtain those products. Any developments that adversely affect trade relations between the United States and China in the future could impact our ability to obtain die-cast products from our third-party manufacturers.

Substantially all of our products are subject to United States Customs Service duties and regulations. These regulations include requirements that we disclose information regarding the country of origin on our products, such as “Made in China.” Within its discretion, the United States Customs Service may also establish new regulations, including regulations regarding the amount of duty to be paid and the value of merchandise to be reported. Our costs could increase if the Generalized System of Preferences program is not renewed or extended each year. The Generalized System of Preferences allows selected products of beneficiary countries to enter the United States duty free. In addition, we could be adversely affected if countries that are currently accorded “Most Favored Nation” status by the United States, such as China, cease to have such status. We cannot predict what regulatory changes may occur or the type or amount of any financial impact these changes may have on us in the future. Failure to comply with these regulations may result in the imposition of additional duties or penalties or forfeiture of merchandise.

In addition, China may impose new quotas, duties, tariffs, or other changes or restrictions. This could adversely affect our business, financial condition, results of operations, and ability to continue to import products at current or increased levels.

We have exposure to Chinese and European currency rate fluctuations.

Substantially all of our sales are denominated in either U.S. dollars or euros, with less than 10% being denominated in euros. As a result, international customers for our products primarily bear any risks associated with exchange rate fluctuations subsequent to the date of the purchase order. We may, however, experience losses as a result of exchange rate fluctuations between the dollar and the euro. In the future, we may seek to limit such exposure by entering into forward exchange contracts or engaging in similar hedging strategies. Any currency exchange strategy may be unsuccessful in avoiding exchange-related losses, and the failure to manage currency risks effectively may have a material adverse effect on our business, financial condition, and operating results. In addition, revenue earned in foreign countries may be subject to taxation by more than one jurisdiction, which would adversely affect our earnings.

Any material increase in the cost of the raw materials used to manufacture our products could have a material adverse effect on our cost of sales.

We do not directly purchase the raw materials used to manufacture most of our products. We may, however, be subject to variations in the prices we pay our third-party manufacturers for products if their raw materials, labor, or other costs increase. We may not be able to pass along cost increases to our customers. As a result, any material increase in the cost of raw materials, labor, or other costs associated with the manufacturing of our products could have a material adverse effect on our cost of sales.

We have limited protection of our intellectual property, and others could infringe on or misappropriate our rights.

We regard our trademarks, trade dress, copyrights, and other intellectual properties as important to our success. Our failure to protect our intellectual property could adversely affect our business, operating results, and financial position. Our intellectual property rights consist primarily of our trademarks, trade names, logos, and art. We have copyright protection for all original material that we produce to promote our products.

We have registered trademarks for certain of our “Action” names and logos, and our Winner’s Circle, Chase, and certain goracing.com brands. We have applied for federal registration in the United States for various other “Action” names and logos, as well as “goracing.com” and other marks. Our ability to prevent others from using trademarks or names similar to marks and names that we use may be adversely impacted if our marks are regarded as descriptive or weak. Our inability to obtain trademark protection for our marks and names could have a material adverse effect on our business.

We may not be able to obtain effective trademark, service mark, copyright, and trade secret protection in every country in which we market our products. We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights or to defend against claims of infringement from others. Policing unauthorized use of our proprietary rights is difficult. Litigation can be very expensive and can distract our management’s time and attention, which could adversely affect our business. In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.

As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants. These agreements may be ineffective in preventing misappropriation of intellectual property and could be unenforceable. Misappropriation of our intellectual property or the litigation costs associated with our intellectual property could have a material adverse effect on us. In addition, we may receive notices from third parties that claim that aspects of our business infringe on their rights. While we are not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and license agreements.

Product liability, product recalls, and other claims relating to the use of our products could adversely affect our business.

Because we sell our products to consumers, we face product liability risks relating to the use of our products. We also must comply with a variety of product safety and product testing regulations. If we fail to comply with these regulations or if we face product liability claims, we may be subject to damage awards or settlement costs that exceed our insurance coverage and we may incur significant costs in complying with recall requirements. Even if a product liability claim is without merit, the claim could harm our business.

The market price of our common stock has been, and in the future could be, extremely volatile.

The market price of our common stock has fluctuated dramatically. The trading price of our common stock in the past has been, and in the future could be, subject to wide fluctuations in response to a number of factors, including the following:

•	quarterly variations in our operating results;

•	actual or anticipated announcements of new products by our company or our competitors;

•	changes in analysts’ estimates of our financial performance;

•	general conditions in the markets in which we compete; and

•	worldwide economic and financial conditions.

The stock market also has experienced extreme price and volume fluctuations that have affected the market prices for more rapidly expanding companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations and other factors may adversely affect the market price of our common stock.

Sales of additional shares of common stock could have a depressive effect on the market price of our common stock.

Almost all of our common stock outstanding, is eligible for resale in the public market without restriction or further registration unless held by an “affiliate” of our company, as that term is defined under applicable security laws. A portion of the shares of common stock outstanding is “restricted shares,” as that term is defined in Rule 144 under the securities laws, and may be sold only in compliance with Rule 144, pursuant to registration under the securities laws, or pursuant to an exemption from the registration requirements. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or an affiliate of our company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of the shares. The majority of the shares held by our officers and directors currently are available for sale under Rule 144. Sales of substantial amounts of common stock by our shareholders, or even the potential for such sales, may have a depressive effect on the market price of our common stock.

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

We also lease a facility in the vicinity of Charlotte, North Carolina, containing approximately 121,000 square feet for our operations in that area. We utilize approximately 42,000 square feet of the facility for offices and approximately 79,000 square feet for warehouse space and distribution operations. The initial term of the lease expires in June 2018, with four five-year renewal options. We are currently adding an additional 60,000 square feet for warehouse space and distribution operations. We currently lease 23,000 square feet of warehouse space near Charlotte. The term of that lease expires in December 2002. We do not plan to renew this lease. We also rent mall space for retail stores to support the Charlotte operation, seasonally, for periods of less than one year.

We currently lease two facilities in Atlanta, Georgia. One facility consists of approximately 77,400 square feet, of which we utilize approximately 14,000 square feet for offices and approximately 63,400 square feet for screen-printing and warehouse operations. The lease on this facility expires in January 2003 and will not be renewed. The second facility consists of approximately 21,900 square feet, of which we utilize approximately 19,400 square feet for warehouse and distribution operations and approximately 2,500 square feet for offices. The lease on this facility expires in February 2003 and will not be renewed. In October 2002, we entered into a lease on a new facility in Atlanta, Georgia in order to consolidate operations into one location. The facility consists of approximately 92,000 square feet, of which we will utilize 20,000 square feet for offices and approximately 72,000 square feet for manufacturing and warehouse operations. The lease on this facility expires in April 2008.

We also lease a 45,000 square foot facility in Baraboo, Wisconsin. We utilize approximately 10,000 square feet of the facility for offices and approximately 35,000 square feet for warehouse space and distribution operations. The term of this lease expires in June 2003.

We also lease a 38,750 square foot facility in Los Angeles, California. We utilize approximately 9,000 square feet of the facility for offices and approximately 29,750 square feet for apparel assembly and warehouse operations. The term of this lease expires in March 2005.

We own a facility in Aachen, Germany, which is approximately 53,000 square feet. We utilize approximately 40,000 square feet of this facility for our European warehouse and distribution operations and approximately 13,000 square feet for office space. We have an additional 38,000 square feet of warehouse space under construction with completion scheduled for March 2003.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been listed on the New York Stock Exchange under the symbol “ATN” since February 20, 2002. From April 27, 1993, the date of our initial public offering, until February 19, 2002, our common stock was quoted on the Nasdaq National Market under the symbol “ACTN.” The following table sets forth the high and low sale prices of the common stock for each calendar quarter indicated as reported on the New York Stock Exchange or Nasdaq National Market , as applicable.

	Common Stock

	High	Low

2002:
First Quarter	$50.27	$30.03
Second Quarter	51.99	27.75
Third Quarter	34.30	20.68
Fourth Quarter (through November 29, 2002)	26.71	15.80
2001:
First Quarter	$11.56	$2.31
Second Quarter	27.00	10.25
Third Quarter	29.25	14.75
Fourth Quarter	37.17	17.13
2000:
First Quarter	$16.00	$7.75
Second Quarter	13.75	5.81
Third Quarter	10.94	2.86
Fourth Quarter	4.06	2.25

On November 29, 2002, the closing sale price of our common stock on the New York Stock Exchange was $22.15 per share. As of November 29, 2002, there were 379 holders of record of our common stock.

Dividend Policy

During September 2002, we announced the initiation of an ongoing quarterly dividend after our Board of Directors reviewed current business conditions and future prospects.

We paid an initial cash dividend on our common stock of $0.03 per share for the fourth quarter of 2002. The fourth quarter 2002 dividend was paid on October 28, 2002, to shareholders of record as of October 10, 2002. On December 2, 2002, we declared a cash dividend payable on our common stock of $0.03 per share for the first quarter of 2003. The first quarter 2003 dividend is payable January 13, 2003, to shareholders of record as of December 23, 2002. As long as our cash flow from operations remains adequate for our planned operations, we intend to pay comparable cash dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below as of and for the five years ended September 30, 2002, are derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

	Fiscal Year Ended September 30,

	2002	2001	2000(2)	1999	1998

		(in thousands, except per share amounts)
Consolidated Statement of Operations Data (1):
Net sales (3)	$406,902	$323,352	$258,105	$347,842	$256,307
Cost of sales (3)	250,810	208,375	209,102	216,165	161,509

Gross profit	156,092	114,977	49,003	131,677	94,798
Selling, general and administrative expenses (4)	77,214	69,456	107,942	71,636	46,294
Amortization of goodwill and trademark (5)	—	4,097	11,295	2,895	3,109
Amortization of licenses and other intangibles	2,797	2,060	5,458	3,923	1,283

Income (loss) from operations	76,081	39,364	(75,692)	53,223	44,112
Interest expense	(3,029)	(5,102)	(6,291)	(6,929)	(5,398)
Minority interests and other, net	862	(1,040)	(696)	601	2,264

Income (loss) before income taxes and extraordinary items	73,914	33,222	(82,679)	46,895	40,978
Income taxes	28,113	10,205	(24,592)	18,526	16,391

Income (loss) before extraordinary items	$45,801	$23,017	$(58,087)	$28,369	$24,587

Income (loss) before extraordinary items per common share, assuming dilution (6)	$2.46	$1.37	$(3.52)	$1.65	$1.48

Weighted average number of common shares, assuming dilution (6)	19,231	16,849	16,515	19,179	16,647
Cash dividends declared per common share	$0.03	$—	$—	$—	$—
Consolidated Balance Sheet Data (1):
Working capital	$117,518	$90,303	$64,524	$107,797	$86,939
Total assets	337,916	278,953	255,917	335,747	305,934
Total debt	40,783	57,420	109,278	111,921	135,596
Total shareholders’ equity	229,388	159,826	102,718	172,991	136,432

(1)	This financial data includes the results of acquired operations, including Trevco, McArthur and Jeff Hamilton, acquired in 2002, and Goodsports Holdings Pty Ltd. (Goodsports), acquired in 1999, and closed in 2001. Results also include net sales of Winner’s Circle product beginning as of the date of acquisition of the Winner’s Circle trademark in 2001. Prior to acquisition of the Winner’s Circle trademark, we recorded license income with respect to Winner’s Circle products.

(2)	Results in 2000 include $64.8 million of restructuring and other special charges.

(3)	Net sales and cost of sales have been adjusted for all periods presented to reflect adoption of EITF 00-10, Accounting for Shipping and Handling Fees and Costs, in the quarter ended September 30, 2001.

(4)	Results in 1999 and 1998 include settlement costs and related legal and other expenses of $3.6 million and $1.0 million, respectively.

(5)	Goodwill and trademark ceased amortizing October 1, 2000, with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

(6)	Results for 2002 and 1999 include the dilutive effect of outstanding 4 3/4% convertible subordinated notes assuming conversion as of the beginning of each period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading designer and marketer of licensed motorsports products related to NASCAR, including die-cast scaled replicas of motorsports vehicles, apparel and memorabilia. We currently have exclusive license agreements with many of the most recognized names in NASCAR. We also design and sell products relating to other motorsports, including racing sanctioned by the NHRA, Formula One, the IRL and the World of Outlaws. In Germany, we merchandise Formula One and high-end auto manufacturer die-cast replica vehicles. We work closely with drivers, team owners, track operators and sponsors to design and merchandise our products. Third parties manufacture all of the replica motorsports vehicles and most apparel and memorabilia, generally utilizing our designs, tools and dies. We retain ownership and control over designs and tooling and have close working relationships with our third-party manufacturers to help assure product quality.

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

Revenue

Our revenue is primarily derived from the sale of our licensed motorsports products. The popularity and performance of drivers and teams under license, the popularity of motorsports in general and NASCAR in particular, the general demand for licensed sports merchandise and our ability to design, produce, and distribute our products in a timely manner influence the level of our net sales.

We distribute our products through a broad range of channels, including a network of wholesale distributors, leading mass-market retailers, mobile trackside stores, QVC, and our collectors’ club catalog. We recognize revenue when persuasive evidence of an arrangement exists, title passes to the customer, the fee is fixed or determinable, and collection is probable. Most distributor sales are recognized when product is shipped to a distributor because title to the product passes to the distributors at shipment. Sales to mass-market retailers are recognized when title to product passes to the retailer, either at time of shipment to the retailer or receipt by the retailer. Under terms of our consignment agreement with QVC, collectors’ club catalog sales are recognized when QVC ships product to the consumer. We recognize trackside sales when the consumer purchases product at the point of sale. A portion of the product sold through television programming is consignment product, for which sales are recognized when QVC ships the product to the consumer. Internet and other sales are generally recognized when delivered to the consumer.

Cost of Sales

Cost of sales consists primarily of the cost of products procured from third-party manufacturers, royalty payments to licensors, depreciation of tooling and dies, and freight charges. Substantial portions of our die-cast products are manufactured under an exclusive agreement with Early Light, a manufacturer in China. We obtain substantially all of our apparel and memorabilia products on a purchase order basis from several third-party manufacturers and suppliers.

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

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, fixed assets, intangible assets, income taxes, royalties, contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Inventory Reserves

We write-down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Royalties

Our license agreements generally require payments of royalties to drivers, sponsors, teams, and other parties on a calendar year basis. Royalties payable are recognized as costs of sales when the related sale is recognized. Guarantees advanced under license agreements are carried as prepaid royalties until earned by the third party, or considered to be unrecoverable. We evaluate prepaid royalties regularly and expense prepaids to cost of sales to the extent projected to be unrecoverable through sales.

Goodwill and Other Intangibles

We evaluate goodwill and other intangibles for impairment at least annually, in accordance with SFAS 142. For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. We have not recognized any impairment losses to date. If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

Deferred Tax Assets

We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by generally accepted accounting principles versus U.S. and German tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we were to believe the recovery was less than likely, we would establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination was made.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations (APB No. 25). Common stock options issued under our plans generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

Results of Operations

The following table sets forth, for the years indicated, the percentage of total revenue represented by certain expense and revenue items.

	2002	2001	2000

Net sales (1)	100.0%	100.0%	100.0%
Cost of sales (1) (3)	61.6	64.4	81.0

Gross profit	38.4	35.6	19.0
Selling, general and administrative	19.0	21.5	41.8
Amortization of goodwill and trademark (2)	—	1.3	4.4
Amortization of licenses and other intangibles	0.7	0.6	2.1

Income (loss) from operations	18.7	12.2	(29.3)
Interest expense	(0.7)	(1.6)	(2.4)
Minority interests and other, net	0.2	(0.3)	(0.3)

Income (loss) before income taxes and extraordinary items	18.2	10.3	(32.0)
Income taxes	6.9	3.2	(9.5)

Net income (loss) before extraordinary items	11.3%	7.1%	(22.5)%

(1)	Adjusted to reflect adoption of EITF 00-10, Accounting for Shipping and Handling Fees and Costs, in the quarter ended September 30, 2001.

(2)	Goodwill and trademark amortization ceased effective October 1, 2001 with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

(3)	Results in 2000 include $64.8 million of restructuring and other charges.

Special Charges

In 2000, we recorded charges of $17.5 million arising from the decision to abandon our Internet strategy, relating to goracing.com. The goracing.com network at that time consisted of various motorsports-related; e-commerce enabled web sites that we developed, operated and maintained. The charges include provision for the write-off of goodwill, endorsements, sponsorship commitments, employee severance and termination costs, and the withdrawal of the initial public offering of goracing.com. The charges are reflected in the 2000 financial statements as follows (in millions):

2000

Selling, General and Administrative:
Non-cash charges —
Accounts receivable and prepaids	$1.5
Initial public offering withdrawal	2.3
Other	0.3
Cash charges —
Professional fees	0.8
Employee severance and termination costs	0.7
Endorsements and sponsorships	4.3

Selling, general and administrative	9.9
Amortization of Goodwill and Trademark	4.5
Amortization of Licenses	3.1

$17.5

We completely utilized the accruals for the above cash charges of $5.8 million with cash payments of $0.7 million in 2001 and $5.1 million in 2000.

As a result of the decision to abandon our Internet strategy and in response to demand changes, we evaluated our operations and concluded it was necessary to reorganize the company and refocus on our core strengths. Consequently, in addition to the goracing.com charges, the 2000 financial statements include charges of $47.3 million for restructuring and other costs. Anticipated sponsorships and driver and marketing programs did not materialize as anticipated, contributing to $13.3 million in inventory write-downs. Vendor discounts totaling $3.0 million were anticipated but not received due to lower than anticipated volumes. A change in the estimated useful lives of tooling equipment and identification of obsolete items caused tooling write-downs and amortization totaling $8.5 million. We decided to concentrate future production on core drivers and core programs contributing to write-downs of prepaid royalties and sponsorship fees of $7.8 million. Revised estimates of the collectibility of certain customer account balances indicated $6.1 million of additional receivable reserve requirements. We determined the goodwill related to the die-cast helmet product line was worthless resulting in a $1.9 million impairment. These charges are reflected in the 2000 financial statements as follows (in millions):

2000

Cost of Sales:
Inventory write-downs	$13.3
Vendor discounts	3.0
Depreciation —
Tooling write-down	1.9
Tooling amortization	6.6
Prepaid royalty and sponsorship fees	7.8

Total cost of sales	32.6

Selling, General and Administrative:
Accounts receivable	6.1
Other assets	4.3

Total selling, general and administrative	10.4

Amortization of Goodwill and Trademark	1.9
Minority Interests and Other, Net:
Other	0.4
Equity investments	2.0

$47.3

Year Ended September 30, 2002 Compared with Year Ended September 30, 2001

Net sales increased 25.8% to $406.9 million for 2002, from $323.4 million in the prior year. Sales increased in both die-cast and apparel distribution channels. Domestic die-cast sales increased 54.5% from the prior year while foreign die-cast sales increased 2.2%. Sales of die-cast products to mass retailers under the Winner’s Circle brand accounted for 40% of the increase in domestic die-cast sales. The remaining increase in domestic die-cast sales reflects a continuation of the increase in consumer demand, which began in the second quarter of 2001. Domestic apparel and memorabilia segment sales, exclusive of trackside, increased $24.5 million, or 29.5%, from the prior year. Revenues from businesses acquired in 2002 accounted for 52.9% of this increase. The remaining increase in revenues reflects increased demand from both wholesale and mass retail channels. Trackside sales decreased 4.4% to $57.3 million from $59.9 million. Trackside revenues in 2001 reflected substantial sales of Dale Earnhardt Sr. product. Revenues for 2001 included $11.1 million from Goodsports, which was closed effective September 30, 2001.

Gross profit improved to 38.4% of sales in 2002 from 35.6% in 2001. Domestic die-cast margins improved as the depreciation of tooling and dies has declined as a percentage of revenues. In addition, segments generally benefited from stable costs and increased volume. Effective September 30, 2001, we also closed the Goodsports foreign apparel operation, which had a lower margin than the corporate average. These improvements in gross margin were partially offset by the negative impacts of higher margin apparel sales being a smaller component of total sales this year than last year.

Selling, general and administrative expenses were $77.2 million, or 19.0% of sales, in 2002 compared to $69.5 million, or 21.5% of sales in 2001, reflecting strong expense controls and the leverage we obtain from increased revenues due to our economic model in which there is only limited variability in each seasonal quarter.

Goodwill and trademark amortization ceased effective October 1, 2001, with the adoption of SFAS 142. Goodwill and trademark amortization in 2001 was $4.1 million, or 1.3% of sales.

Interest expense of $3.0 million in 2002, was $2.1 million lower than interest expense for the prior year as a result of the convertible subordinated note repurchases and other long-term debt reductions.

The 38.0% effective tax rate for 2002 was higher than the 30.7% effective rate for 2001 because 2001 benefited from the recognition of U.S. tax benefits from the closure of our UK operation and valuation allowance reduction.

Year Ended September 30, 2001 Compared with Year Ended September 30, 2000

Net sales increased 25.3% to $323.4 million for 2001 from $258.1 million in the prior year. Domestic die-cast sales increased 12.9% from the prior year to $135.6 million and foreign die-cast sales increased 46.5% from the prior year to $28.8 million. Domestic apparel sales, exclusive of trackside, increased 35.9% from the prior year to $83.1 million and foreign apparel sales increased 12.6% from the prior year to $11.1 million. Trackside sales increased 35.6% to $59.9 million. In the second quarter, in connection with the start of the NASCAR racing season, consumer demand increased significantly. Demand was driven in part by increased consumer awareness as a result of improved NASCAR television coverage. Due to the shorter production lead-time, sales in domestic apparel operations strengthened after the first quarter. However, because of the 90-120 day lead-time required to produce and ship die-cast replicas, product was not available for shipment to customers until late in the third quarter. As a result, domestic die-cast sales growth was lower than apparel sales growth.

Gross profit improved to $115.0 million in 2001 from $49.0 million in 2000. The prior year period included $32.6 million of special charges. The gross profit percentage improved to 35.6% of sales from 31.6% of sales, after considering the effect of special charges. The increase in gross profit as a percentage of sales resulted from reduced freight, product, and production costs and the leverage attained from higher die-cast production quantities with relatively fixed tooling and die depreciation costs.

Selling, general and administrative expenses decreased to $69.5 million in 2001 from $107.9 million in the prior year. The prior year included $20.3 million of special charges. Selling, general and administrative, excluding the special charges, represented 21.5% of sales in 2001 and 34.0% of sales in 2000. The decrease as a percentage of sales resulted primarily from costs eliminated as a result of the outsourcing agreement with QVC and cost reductions realized from management and restructuring changes made in the third and fourth quarters of 2000. We also benefited from the full year effect of headcount reductions in 2000.

Amortization of goodwill, trademark, licenses, and other intangibles decreased to $6.2 million for 2001 from $16.8 million in the prior year. The prior year period included $9.5 million of special charges. The $1.1 million decrease, net of the special charge, is related to the elimination of goodwill and related amortization from the sale of Fantasy Sports and the reductions in amortization expense as a result of the impairment write-offs of goodwill and licenses recorded in the third and fourth quarters of 2000.

Interest expense for 2001 was $1.2 million lower than the prior year. The reduction is primarily the result of the convertible subordinated note repurchases discussed further in Liquidity and Capital Resources and other long-term debt and liabilities reductions since last year.

The effective tax rate of 30.7% in 2001 compares to an effective rate of 29.7% in 2000.

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the three years ended September 30, 2002 (in thousands, except per share amounts). All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any future period.

	2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales (6)	$84,136	$100,185	$112,085	$110,496
Gross profit	31,851	38,857	43,738	41,646
Income from operations	14,173	19,347	22,834	19,727
Income before extraordinary items	$8,080	$11,163	$13,546	$13,012
Income before extraordinary item per common share, assuming dilution	$0.45	$0.60	$0.72	$0.70
Weighted average number of common shares, assuming dilution	19,053	19,261	19,388	19,148

	2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales (6)	$50,888	$71,074	$92,975	$108,415
Gross profit	18,082	23,987	33,646	39,262
Income from operations	1,462	5,870	14,186	17,846
Income (loss) before extraordinary items	$(73)	$2,596	$8,228	$12,266
Income before extraordinary item per common share, assuming dilution	$—	$0.16	$0.48	$0.67
Weighted average number of common shares, assuming dilution	16,243	16,205	18,516	19,059

	2000

	1st Quarter (1)	2nd Quarter	3rd Quarter (2)	4th Quarter (3)

Net sales (6)	$65,694	$58,948	$77,183	$56,280
Gross profit (loss)	19,895	18,165	14,991	(4,048	)(4)
Loss from operations	(2,348)	(6,517)	(27,671)	(39,156	)(5)
Loss before extraordinary items	$(2,129)	$(4,138)	$(23,571)	$(28,250)
Income before extraordinary item per common share, assuming dilution	$(0.13)	$(0.25)	$(1.44)	$(1.73)
Weighted average number of common shares, assuming dilution	16,909	16,748	16,358	16,366

(1)	Includes $2.3 million charge related to the withdrawal of the goracing.com initial public offering.

(2)	Includes $15.2 million of goracing.com related charges and other charges of $15.0 million of asset write-downs and impairments.

(3)	Includes $32.2 million of special, principally non-cash charges related to restructuring, costs associated with a reorganization, and a decision to refocus on our core drivers and core programs.

(4)	Cost of sales was $60.3 million during the fourth quarter of 2000, or 107.1% of sales. Before special charges, fourth quarter cost of sales was $40.1 million, or 71.3% of sales. The cost of sales percentage during the fourth quarter of 2000 reflected increased freight costs and sales of product at discounted prices.

(5)	Loss from operations reflects the factors described in footnote (4) above as well as increases in selling, general, and administrative expenses. Selling, general, and administrative expenses were $34.9 million during the fourth quarter of 2000, or 62.6% of sales. Excluding special charges during 2000, such expenses were $24.8 million, or 44.4% of sales. The selling, general and administrative expenses reflected a reduction in sales without a corresponding reduction in such costs.

(6)	Adjusted to reflect adoption of EITF 00-10, Accounting for Shipping and Handling Fees and Costs, in the quarter ended September 30, 2001.

Our revenue and operating results are subject to quarterly fluctuations as a result of seasonality factors related to the commencement (February) and completion (November) of the NASCAR race season. We believe that quarter-to-quarter comparisons of our past financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

Working capital improved $27.2 million to $117.5 million at September 30, 2002, from $90.3 million at September 30, 2001. Cash increased $5.1 million to $69.6 million at September 30, 2002, from $64.5 million at September 31, 2001. Cash increased as a result of proceeds upon exercise of stock options ($6.5 million) and other operating activities. The increases in cash were offset by reductions in cash for net property and equipment expenditures ($25.5 million), acquisitions ($19.0 million), repurchases of convertible subordinated notes and other debt ($6.4 million), and other operating activities, including U.S. tax payments ($27.5 million).

Days sales outstanding, calculated on quarterly sales, increased 47.7% to 51.0 days as of September 30, 2002, compared to 34.6 days as of September 30, 2001. Days sales outstanding for continuing wholesale distribution channels increased from 33.8 to 39.5 days; days sales outstanding for mass-market retail channels increased from 71.2 to 77.4 days; and newly acquired specialty channel days sales outstanding was 56.2 days. The increase in days sales outstanding reflects the change in our business towards mass-market retailers, which generally have longer payment terms, and our acquisitions. During 2002, approximately 50% of our sales to mass-market retailers were supported by letters of credit.

Days in inventory, calculated on quarterly cost of sales, increased 33.8% to 44.7 days as of September 30, 2002, compared to 33.4 days as of September 30, 2001. Growth in inventories arose from inventories of acquired companies that were not included a year ago, growth in mass apparel retail inventories staged and awaiting shipment in early October, and from the inventories that were on ships at September 30, 2002, due to the west coast dock problems. Our backlog at September 30, 2002, was approximately $90 million compared to $120 million at September 30, 2001.

During 2002, we repurchased 4 3/4% convertible subordinated notes with a face value of $16.0 million, at a loss of $0.9 million, using $5.7 million in cash and 145 thousand shares from treasury and 95 thousand newly issued shares at an average price of $47.60. In total, since January 1, 2001, we have repurchased notes with a face value of $61.1 million, using $16.8 million in cash and 1.1 million shares of common stock. We continually evaluate opportunities to redeem or repurchase the notes.

As of September 30, 2002, 4 3/4% convertible subordinated notes with a face value of $38.9 million remained outstanding. The subordinated notes are convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on notes is payable semi-annually on April 1 and October 1 of each year. The notes mature on April 1, 2005. The notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior indebtedness, as defined in the notes. The indenture governing the notes does not limit or prohibit our company or our subsidiaries from incurring additional debt, including senior indebtedness. We have the option to redeem the notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the indenture governing the notes. Upon the occurrence of a “change in control” or a “termination of trading,” as defined in the indenture, the holders of the subordinated notes will have the right to require us to repurchase all or any part of such holders’ notes at 100% of their principal amount, plus accrued and unpaid interest.

Net capital expenditures related to ongoing investments in tooling and building additions in Charlotte, North Carolina and Aachen, Germany, totaled $25.5 million during 2002, and included $9.7 million applicable to foreign operations. Net capital expenditures for 2003 are not expected to exceed $25 million.

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

The line of credit bears interest at Bank One’s base rate, or LIBOR plus 2.5%. A commitment fee of 0.5% of the average unused line of credit and 1.5%-2.5% of the average letters of credit is payable annually on the loan. The Agreement maturity date was extended from December 2002 to March 2003. Outstanding letters of credit total $10.6 million at September 30, 2002. The Agreement is secured principally by inventory, receivables, and equipment and no longer prohibits the payment of dividends.

Under the Agreement, as amended, we are required to meet certain financial tests principally related to debt coverage, tangible net worth, and funded indebtedness to EBIDA (earnings before interest, depreciation and amortization). We were in compliance with those covenants at September 30, 2002.

In May 2002, at a special meeting of shareholders, the shareholders approved an increase in the number of authorized common shares from 25.0 million shares to 62.5 million shares.

In July 2001, the Board of Directors approved a one-year program in which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions. Under this program, 80,000 shares were purchased at an average price of $24.70 per share. In July 2002, the Board of Directors approved a one-year program in which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions. In October 2002, under this program, 110,000 shares were purchased at a price of $18.39 per share.

In September 2002, we initiated an ongoing quarterly dividend policy with an initial dividend of $0.03 per share. We paid an initial cash dividend on our common stock at $0.03 per share for the fourth quarter of 2002. The fourth quarter 2002 dividend was paid on October 28, 2002, to shareholders of record as of October 10, 2002. On December 2, 2002, we declared a cash dividend payable on our common stock of $0.03 per share for the first quarter of 2003. The first quarter 2003 dividend is payable January 13, 2003, to shareholders of record as of December 23, 2002.

In 2002, we issued warrants to purchase a total of 200 thousand shares of common stock in connection with license agreements, at an average exercise price of $28.06 per share. The warrants had a fair market value of $2.2 million as estimated by the Black-Scholes option pricing method (average assumed volatility 48.51%, risk-free rate 3.99% and term of 5.0 years). Issuance resulted in increases in additional paid-in-capital and intangible assets.

Contractual Obligations and Commercial Commitments

Aggregate future minimum payments due contractually under royalty agreement guarantees, personal service agreements, long-term debt, noncancellable operating leases, commercial letters of credit, and other unconditional purchase obligations are as follows as of September 30, 2002 (in thousands):

					Unconditional
	Royalty Agreement	Personal Service	Long-term	Lease	Purchase
Year	Guarantees	Agreements	Debt	Payments	Obligations	Total

2003	$16,589	$1,563	$423	$5,916	$14,190	$38,681
2004	20,128	1,450	426	3,675	—	25,679
2005	16,292	1,100	39,103	3,517	—	60,012
2006	11,795	413	181	3,281	—	15,670
2007	6,908	100	195	3,130	—	10,333
Thereafter	29,770	—	455	14,298	—	44,523

Total	$101,482	$4,626	$40,783	$33,817	$14,190	$194,898

Unconditional purchase obligations at September 30, 2002, included $3.6 million for property and equipment and $10.6 million of outstanding letters of credit.

In certain sublease arrangements, we remain the primary obligor under the terms of the original lease agreements. Commitments under these subleases expire as follows (in thousands):

Year	Sublease Commitments

2003	$384
2004	384
2005	384
2006	384
2007	352
Thereafter	—

Total	$1,888

One of our sublessees fell in arrears on lease payments, during 2002. The subleases with this party include a building lease, which expires October 2009, and equipment and furniture leases, which expired October 2002. The building lease has annual lease payments of $1.0 million. We acquired the equipment and furniture under the subleases in October 2002. During 2002, we have reserved $3.0 million representing our current estimate of the total potential loss under these sublease agreements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate risk associated with our credit instruments and foreign currency exchange rate risk associated with our foreign operations. We do not currently use and we have not historically used derivative financial instruments to manage or reduce market risk.

At September 30, 2002, we had $38.9 million outstanding under our convertible subordinated notes at an interest rate of 4 3/4%, and approximately $1.8 million of debt outstanding at various rates and terms, principally under promissory notes and capital leases. Interest rates on these credit instruments are fixed and comparable to current market rates.

The functional currency for our foreign operation is the euro. As such, changes in exchange rates between the euro and the U.S. dollar could adversely affect our future earnings. Given the level of income we currently derive from our foreign operations, we consider this exposure to be minimal. A 10% change in exchange rates would not have a significant impact on our future earnings. Additionally, at September 30, 2002, we had $14.2 million in intercompany advances denominated in euros for which the exchange rate gain or loss is charged to results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the notes thereto, and reports thereon, commencing at page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2003 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2003 Annual Meeting of Shareholders.

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements and Schedule on page F-1 of this Report.

(2)	The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is listed in the Index to Consolidated Financial Statements and Schedule on page F-1 of this report.

(b) Reports on Form 8-K — Not applicable.

(c) Exhibits

Exhibit
Number	Exhibit

3.1	First Amended and Restated Articles of Incorporation of Registrant, as amended
3.2	Amended and Restated Bylaws of Registrant (1)
4.1	Form of Certificate of Common Stock (2)
4.2	Indenture dated as of March 24, 1998, between Action Performance Companies, Inc. and First Union National Bank, as Trustee, including forms of Notes (3)
10.4.2	1993 Stock Option Plan, as amended and restated through January 16, 1997 (6)
10.8	Form of Indemnification Agreement entered into with the Directors of the Registrant (2)
10.27	Manufacturing Agreement between the Registrant and Early Light International Co. Ltd. dated November 1, 2000 (5)
10.52	1998 Non-qualified Stock Option Plan(3)
10.49	Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance Companies, Inc. (7)
10.50	Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc. (7)
10.52	1998 Non-qualified Stock Option Plan (3)
10.54	Registration Rights Agreement dated March 24, 1998, by and among Action Performance Companies, Inc., NationsBanc Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc., and Piper Jaffray Inc. (3)
10.56	1999 Employee Stock Purchase Plan (8)
10.57	Standard Form Industrial Lease (Single Tenant) dated June 28, 1999, between H-B Tempe, L.L.C. and Action Performance Companies, Inc. (9)
10.58	Master Lease Agreement dated August 9, 1999 between General Electric Capital Corporation and goracing.com, inc., together with Schedule No. 01, Commitment Letter dated October 4, 1999, and Corporate Guaranty by Action Performance Companies, Inc. (9)
10.59	Distribution Agreement dated September 13, 2000 by and between the Registrant and QVC, Inc. (5)
10.60	Sublease dated March 28, 2000 by and between Action Performance Companies, Inc., and Integrated Information Systems, Inc. (5)
10.61	Equipment Sublease dated March 28, 2000 by and among goracing.com, inc., Action Performance Companies, Inc., and Integrated Information Systems, Inc. (5)
10.62	Equipment Sublease dated March 28, 2000 by and between Integrated Information Systems, Inc. and goracing.com, inc. (5)
10.63	Loan and Security Agreement dated September 29, 2000 by and among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and American National Bank and Trust Company of Chicago. (5)

Exhibit
Number	Exhibit

10.64	Pledge Agreement dated October 2, 2000 by and between Racing Collectables Club of America, Inc., and American National Bank and Trust Company of Chicago.(5)
10.65	Pledge Agreement dated October 2, 2000 by and between Action Performance Companies, Inc., and American National Bank and Trust Company of Chicago. (5)
10.66	Pledge Agreement dated October 2, 2000 by and between goracing.com, inc., and American National Bank and Trust Company of Chicago. (5)
10.67	Second Amendment to Loan and Security Agreement, dated January 31, 2001, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (10)
10.68	First Amended and Restated 2000 Stock Option Plan (11)
10.69	Consent and Third Amendment to Loan and Security Agreement, dated September 2002, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA.
21	List of Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Statement regarding consent of Arthur Andersen LLP
99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(5)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission on December 29, 2000.

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 22, 1997.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(9)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission on December 29, 1999.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 13, 2002.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-88114).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Date: December 20, 2002	/s/	Fred W. Wagenhals

Fred W. Wagenhals, Chairman of the Board,
President, and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 20, 2002

/s/ R. David Martin R. David Martin	Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	December 20, 2002

/s/ Melodee L. Volosin Melodee L. Volosin	Executive Vice President — Sales and Director	December 20, 2002

/s/ John S. Bickford John S. Bickford	Vice President — Strategic Alliances and Director	December 20, 2002

/s/ Herbert M. Baum Herbert M. Baum	Director	December 20, 2002

/s/ Edward J. Bauman Edward J. Bauman	Director	December 20, 2002

/s/ Roy A. Herberger Roy A. Herberger	Director	December 20, 2002

/s/ Robert L. Matthews Robert L. Matthews	Director	December 20, 2002

/s/ Lowell L. Robertson Lowell L. Robertson	Director	December 20, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Fred W. Wagenhals, certify that:

1.       I have reviewed this annual report on Form 10-K of Action Performance Companies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ Fred W. Wagenhals

Fred W. Wagenhals
Chairman of the Board, President, and
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, R. David Martin, certify that:

1.	I have reviewed this annual report on Form 10-K of Action Performance Companies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ R. David Martin

R. David Martin
Chief Financial Officer, Secretary, and Treasurer

ACTION PERFORMANCE COMPANIES, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Action Performance Companies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Action Performance Companies, Inc. and its subsidiaries at September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Company’s consolidated financial statements as of September 30, 2001, and for each of the two years in the period ended September 30, 2001, prior to the revision described in the Goodwill and Other Intangibles Note to the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements.

As discussed above, the Company’s consolidated financial statements as of September 30, 2001, and for each of the two years in the period ended September 30, 2001, were audited by other independent accountants who have ceased operations. As described in the Goodwill and Other Intangibles Note, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of October 1, 2001. We audited the transitional disclosures for 2001 and 2000 included in the Goodwill and Other Intangibles Note. In our opinion, the transitional disclosures for 2001 and 2000 in the Goodwill and Other Intangibles Note are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/PricewaterhouseCoopers LLP

Phoenix, Arizona
November 5, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY’S REGISTRATION STATEMENTS.

AS DISCUSSED IN THE GOODWILL AND OTHER INTANGIBLES NOTE, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS.” THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2001 AND 2000 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Action Performance Companies, Inc.:

We have audited the accompanying consolidated balance sheets of ACTION PERFORMANCE COMPANIES, INC. (an Arizona corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/Arthur Andersen LLP
Phoenix, Arizona
November 2, 2001

ACTION PERFORMANCE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

September 30, 2002 and 2001
(in thousands, except per share data)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,585	$64,514
Accounts receivable, net of allowance of $2,127 and $2,141	61,313	40,725
Inventories	33,467	25,120
Prepaid royalties	6,938	10,222
Deferred taxes	3,155	2,672
Prepaid expenses and other	2,397	1,392

Total current assets	176,855	144,645

PROPERTY AND EQUIPMENT, net	46,378	40,356
GOODWILL	84,514	76,937
LICENSES, TRADEMARKS, AND OTHER INTANGIBLES, net	24,000	12,785
OTHER ASSETS	6,169	4,230

	$337,916	$278,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,958	$18,371
Accrued royalties	15,146	16,792
Accrued expenses	10,545	11,281
Income tax payable	4,265	7,474
Current portion of long-term debt	423	424

Total current liabilities	59,337	54,342

LONG-TERM LIABILITIES:
Deferred taxes	4,554	3,968
4 3/4% convertible subordinated notes	38,935	54,933
Other long-term debt	1,425	2,063
Other	1,142	742

Total long-term liabilities	46,056	61,706

MINORITY INTERESTS	3,135	3,079

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 62,500 and 25,000 shares authorized; 17,948 and 17,313 shares issued	179	173
Additional paid-in capital	146,545	121,669
Treasury stock, at cost, 80 and 143 shares	(1,975)	(1,221)
Accumulated other comprehensive loss	(4,606)	(5,625)
Retained earnings	89,245	44,830

Total shareholders’ equity	229,388	159,826

	$337,916	$278,953

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended September 30, 2002, 2001 and 2000
(in thousands, except per share data)

	2002	2001	2000

Net sales	$406,902	$323,352	$258,105
Cost of sales	250,810	208,375	209,102

Gross profit	156,092	114,977	49,003

Operating expenses:
Selling, general and administrative	77,214	69,456	107,942
Amortization of goodwill and trademark	—	4,097	11,295
Amortization of licenses and other intangibles	2,797	2,060	5,458

Total operating expenses	80,011	75,613	124,695

Income (loss) from operations	76,081	39,364	(75,692)
Interest expense	(3,029)	(5,102)	(6,291)
Minority interests and other, net	862	(1,040)	(696)

Income (loss) before income taxes and extraordinary items	73,914	33,222	(82,679)
Income taxes	28,113	10,205	(24,592)

Income (loss) before extraordinary items	45,801	23,017	(58,087)
Extraordinary gain (loss) on extinguishment of debt, net of $507 and ($5,300) income tax benefit (expense)	(854)	8,919	—

Net income (loss)	44,947	31,936	(58,087)
Currency translation	1,019	1,014	(5,925)

Comprehensive income (loss)	$45,966	$32,950	$(64,012)

EARNINGS PER COMMON SHARE:
Basic —
Income (loss) before extraordinary items	$2.61	$1.41	$(3.52)
Extraordinary items, net of tax	(0.05)	0.54	—

Net income (loss)	$2.56	$1.95	$(3.52)

Diluted —
Income (loss) before extraordinary items	$2.46	$1.37	$(3.52)
Extraordinary items, net of tax	(0.05)	0.53	—

Net income (loss)	$2.41	$1.90	$(3.52)

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended September 30, 2002, 2001 and 2000
(in thousands)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive
			Paid-in	Treasury	Income	Retained
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Total

BALANCE, SEPTEMBER 30, 1999	16,929	$169	$102,555	$—	$(714)	$70,981	$172,991
Stock option exercises	21	1	129	—	—	—	130
Stock option tax benefits	—	—	19	—	—	—	19
Common stock issuances for employee stock purchase plan	14	—	110	—	—	—	110
Common stock purchases, 592 shares	—	—	—	(6,520)	—	—	(6,520)
Currency translation	—	—	—	—	(5,925)	—	(5,925)
Net loss	—	—	—	—	—	(58,087)	(58,087)

BALANCE, SEPTEMBER 30, 2000	16,964	170	102,813	(6,520)	(6,639)	12,894	102,718
Stock option exercises	329	3	2,986	—	—	—	2,989
Stock option tax benefits	—	—	1,396	—	—	—	1,396
Warrant issuances for services and licenses	—	—	1,641	—	—	—	1,641
Common stock issuances for employee stock purchase plan and other	20	—	205	—	—	—	205
Treasury stock issuances for note repurchases, 829 shares	—	—	12,628	6,859	—	—	19,487
Common stock purchases, 380 shares	—	—	—	(1,560)	—	—	(1,560)
Currency translation	—	—	—	—	1,014	—	1,014
Net income	—	—	—	—	—	31,936	31,936

BALANCE, SEPTEMBER 30, 2001	17,313	173	121,669	(1,221)	(5,625)	44,830	159,826
Stock option exercises	437	4	6,465	—	—	—	6,469
Stock option tax benefits	—	—	2,864	—	—	—	2,864
Warrant exercises	15	—	103	—	—	—	103
Warrant issuances for services and licenses	—	—	2,903	—	—	—	2,903
Common stock issuances for employee stock purchase plan and other	4	—	46	—	—	—	46
Treasury stock issuances for note repurchases, 145 shares	—	—	5,638	1,284	—	—	6,922
Common stock issuances for note repurchases	95	2	4,514	—	—	—	4,516
Common stock purchases, 83 shares	—	—	—	(2,038)	—	—	(2,038)
Shares issued for business acquisitions	84	—	2,343	—	—	—	2,343
Currency translation	—	—	—	—	1,019	—	1,019
Cash dividends declared	—	—	—	—	—	(532)	(532)
Net income	—	—	—	—	—	44,947	44,947

BALANCE, SEPTEMBER 30, 2002	17,948	$179	$146,545	$(1,975)	$(4,606)	$89,245	$229,388

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$44,947	$31,936	$(58,087)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Deferred income taxes	(133)	8,560	(9,227)
Depreciation and amortization, excluding special charges	23,722	28,366	25,111
Special charges	—	—	58,988
Extraordinary (gain) loss on extinguishment of debt	1,361	(14,219)	—
(Gain) loss on property and equipment sales	566	311	(176)
Stock option tax benefits	2,864	1,396	19
Minority interest undistributed earnings	57	298	298
Change in assets and liabilities, net of businesses acquired and disposed:
Accounts receivable, net	(18,518)	(19,347)	10,920
Inventories	(4,522)	5,935	(561)
Prepaid royalties	3,285	(2,960)	(7,771)
Other assets	(2,116)	699	(3,531)
Accounts payable and accrued expenses	5,869	1,413	(2,757)
Accrued royalties	(1,655)	7,069	(3,502)
Income tax payable and receivable, net	(3,366)	22,337	(14,000)
Other liabilities	(989)	(581)	3,255

Net cash provided by (used in) operating activities	51,372	71,213	(1,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(25,800)	(16,580)	(25,862)
Property and equipment sales proceeds	261	60	1,963
(Acquisitions) dispositions, net of costs	(19,006)	2,513	(3,063)
Notes receivable collected, net	—	—	1,080
Other	(238)	—	—

Net cash used in investing activities	(44,783)	(14,007)	(25,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercise proceeds	6,469	2,989	130
Employee stock purchase plan stock issuance proceeds	46	30	110
Warrant exercise proceeds	103	—	—
Common stock purchases for treasury	(1,975)	(1,482)	(6,520)
Long-term debt repayments, net	(6,397)	(17,111)	(2,015)

Net cash used in financing activities	(1,754)	(15,574)	(8,295)

Effect of exchange rate changes on cash and cash equivalents	236	124	(567)

Net change in cash and cash equivalents	5,071	41,756	(35,765)
Cash and cash equivalents, beginning of year	64,514	22,758	58,523

Cash and cash equivalents, end of year	$69,585	$64,514	$22,758

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

Operations

Action Performance Companies, Inc., an Arizona corporation, and its United States and German subsidiaries (Action) designs and sells licensed motorsports collectible and consumer products. Our products include die-cast scaled replicas of motorsports vehicles, apparel (including t-shirts, hats, and jackets), and memorabilia. Recent acquisitions have added seasonal gifts, leather jackets, terry products, and golf gifts. In the United States, Action is a licensee of the National Association for Stock Car Auto Racing (NASCAR), Indy Racing League (IRL), World of Outlaws and National Hot Rod Association (NHRA). In Germany, we merchandise Formula One and high-end auto manufacturer die-cast replica vehicles. We closed our Australian and England subsidiaries (collectively Goodsports) effective September 30, 2001. See “Acquisitions and Dispositions” for further discussion.

Our products are marketed in the United States, Germany and worldwide through:

     •     Distributor networks which target specialty retailers,

     •     Mobile trackside stores which target motorsports event attendees,

     •     Mass-market retailers,

     •     A members only collectors’ catalog club, managed by QVC,

     •     Television programming on QVC,

     •     Internet sites including goracing.com, an Internet site maintained by QVC, and

     •     Other distribution channels.

We work closely with drivers, teams, owners, track operators, and sponsors, to design and merchandise products. We outsource production of the die-cast and most of the apparel and memorabilia. We retain ownership and control over designs and tooling, however, and maintain close working relationships with outsourced manufacturers to help assure quality product.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Action Performance Companies, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Action’s fiscal year ends September 30. Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory values, depreciation, amortization, prepaid royalty allowances, taxes and contingencies. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title passes to the customer, the fee is fixed or determinable and collection is probable. Most distributor sales are recognized when product is shipped to a distributor because title to the product passes to the distributors at shipment. Sales to mass-market retailers are recognized when title to product passes to the retailer, either at time of shipment to the retailer or receipt by the retailer. Under terms of our consignment agreement with QVC, collectors’ club catalog sales are recognized when QVC ships product to the consumer. We recognize trackside sales when the consumer purchases product at the point of sale. A portion of the product sold through television programming is consignment product, for which sales are recognized when QVC ships the product to the consumer. Internet and other sales are generally recognized when delivered to the consumer.

Inventory

Inventories are stated at cost (first-in, first-out method or average cost) or estimated net realizable value if lower. The cost of purchased inventory includes the cost of the purchased product and freight in. Cost of sales also includes freight out.

Licenses and Royalties

License agreements generally require payments of royalties to drivers, sponsors, teams, and other parties on a calendar year basis. Royalties payable are recognized as cost of sales when the related sale is recognized. Guarantees advanced under license agreements are carried as prepaid royalties until earned by the third party, or considered to be unrecoverable. We evaluate prepaid royalties regularly and expense prepaids to cost of sales to the extent projected to be unrecoverable through sales. Royalties are generally payable within thirty days of each quarter end.

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

Long-Lived Assets

We periodically evaluate long-lived assets used in operations for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Determination of recoverability is based on the sum of the expected long-term undiscounted cash flows compared to the carrying amount of the long-lived assets being evaluated.

Goodwill and Other Intangibles

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. Licenses, trademarks and other intangibles, which have definitive lives, are amortized using the straight-line method over their contractual lives or their estimated useful life if shorter. Goodwill and intangibles with indefinite lives are subject to an impairment test, based on fair value, at least annually. We evaluate goodwill and other intangibles for impairment at least annually, in accordance with SFAS 142. For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount.

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

Stock-Based Compensation

We account for employee stock-based compensation in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations (APB No. 25). Common stock options issued under our plans generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS

We implemented Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs (Issue 00-10), as required, in the quarter ended September 30, 2001. Amounts billed to customers for shipping and handling have been reclassified as sales in all periods presented. Prior to implementation, amounts billed to customers for shipping and handling were classified as a reduction of cost of sales. These billings totaled $2.5 million in 2001 and $3.4 million in 2000.

We adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) effective October 1, 2001. This standard establishes new guidelines for determining the accounting value of goodwill and other intangibles and eliminates the amortization requirement for goodwill and intangibles with an indefinite life. Goodwill and intangibles with indefinite lives will be subject to an impairment test, based on fair value, at least annually.

We have completed impairment evaluations of goodwill and of other intangibles, which include licenses and trademarks and other intangibles, in accordance with SFAS 142. The reporting units for SFAS 142 are domestic die-cast, domestic apparel and memorabilia, foreign die-cast, and corporate and other, which are also our reporting segments. Goodwill and trademarks, which have an indefinite life, have been allocated to those reporting units as indicated below in “Segment Information.” We have made no adjustments to income (loss) to date in connection with the evaluations.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and extends the presentation of discontinued operations to include more disposal transactions. The statement also requires an impairment loss be recognized for assets held for use when the carrying amount is not recoverable, using an undiscounted cash flow test. We adopted the statement in the first quarter of 2002. Adoption did not have a material effect on financial position or results of operations.

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

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), supercedes former guidance addressing the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured when the liability is incurred (as opposed to upon the date of an entity’s commitment to a plan as provided for under previous guidance). The provisions of SFAS 146 will be effective for any exit or disposal activities that are initiated after December 31, 2002.

SPECIAL CHARGES

In 2000 we recorded charges of $17.5 million arising from the decision to abandon our Internet strategy relating to goracing.com. The goracing.com network at that time consisted of various motorsports related, e-commerce enabled Web sites that we developed, operated and maintained. The charges include provision for the write-off of goodwill, endorsements, sponsorship commitments, employee severance and termination costs, and the withdrawal of the initial public offering of goracing.com. The charges are reflected in the 2000 financial statements as follows (in millions):

2000

Selling, General and Administrative:
Non-cash charges-
Accounts receivable and prepaids	$1.5
Initial public offering withdrawal	2.3
Other	0.3
Cash charges-
Professional fees	0.8
Employee severance and termination costs	0.7
Endorsements and sponsorships	4.3

Selling, general and administrative	9.9
Amortization of Goodwill and Trademark	4.5
Amortization of Licenses	3.1

$17.5

We completely utilized the accruals for the above cash charges of $5.8 million with cash payments of $0.7 million in 2001 and $5.1 million in 2000.

As a result of the decision to abandon our Internet strategy and in response to demand changes, we evaluated our operations and concluded it was necessary to reorganize the company and refocus on our core strengths. Consequently, in addition to the goracing.com charges, the 2000 financial statements include charges of $47.3 million for restructuring and other costs. Anticipated sponsorships and driver and marketing programs did not materialize as anticipated, contributing to $13.3 million in inventory write-downs. Vendor discounts totaling $3.0 million were anticipated but not received due to lower than anticipated volumes. A change in the estimated useful lives of tooling equipment and identification of obsolete items caused tooling write-downs and amortization totaling $8.5 million. We decided to concentrate future production on core drivers and core programs contributing to write-downs of prepaid royalties and sponsorship fees of $7.8 million. Revised estimates of the collectibility of certain customer account balances indicated $6.1 million of additional receivable reserve requirements. We determined the goodwill related to the die-cast helmet product line was worthless resulting in a $1.9 million impairment.

These charges are reflected in the 2000 financial statements as follows (in millions):

2000

Cost of Sales:
Inventory write-downs	$13.3
Vendor discounts	3.0
Depreciation-
Tooling write-down	1.9
Tooling amortization	6.6
Prepaid royalty and sponsorship fees	7.8

Total cost of sales	32.6

Selling, General and Administrative:
Accounts receivable	6.1
Other assets	4.3

Total selling, general and administrative	10.4

Amortization of Goodwill and Trademark	1.9
Minority Interests and Other, Net:
Other	0.4
Equity investments	2.0

$47.3

ACQUISITIONS AND DISPOSITIONS

In September 2002, we acquired a producer of premium leather jackets and other apparel, which will operate as Jeff Hamilton Collection, Inc. (Jeff Hamilton). A portion of the product is decorated with team logos under licenses with many of the major sports leagues. The purchase price of $4.5 million in cash, including payment of certain existing liabilities, and $1.0 million in common stock was initially allocated $1.0 million to tangible net assets, primarily inventory, $4.3 million to trademark and $0.2 million to other intangible assets consisting of backlog, licenses and non-contractual customer relationships. The purchase price is subject to adjustment based on the final acquisition balance sheet. Under the terms of the agreement, we will pay additional consideration of $1.7 million in cash if Jeff Hamilton achieves net income before income tax targets in 2003 and 2004. Net assets were assigned to the domestic apparel and memorabilia reporting unit. The business had annual sales of approximately $10 million in the last year. Revenues since the date of acquisition totaled $0.8 million in 2002.

In July 2002, we acquired terry and golf product businesses, which will operate as McArthur Towel and Sports, Inc. (McArthur). McArthur distributes terry and golf products to specialty retailers and institutions. A portion of the product is decorated with team logos under licenses with many of the major sports leagues and college teams. The purchase price of $4.6 million in cash was initially allocated $2.3 million to tangible net assets, primarily inventory, $1.9 million to goodwill (which is expected to be deductible for tax purposes) and $0.4 million to other intangible assets, consisting of backlog, patent, licenses and non-contractual customer relationships. Net assets were assigned to the domestic apparel and memorabilia reporting unit. The businesses had annual sales of approximately $14 million in the last year. Revenues since the date of acquisition totaled $3.2 million in 2002.

In June 2002, we acquired Trevco Trading Corp. (Trevco). Trevco markets gifts and ornaments, which are produced overseas, to mass retailers. The initial cash purchase price of $5.5 million was allocated $0.5 million to tangible net assets, $2.3 million to goodwill (which is expected to be deductible for tax purposes) and $2.7 million to other intangible assets, consisting of backlog, non-contractual customer relationships and a 5-year non-compete agreement. The intangible assets are being amortized over lives ranging from 3 months to 5 years. Under the terms of the merger agreement, additional consideration was payable if Trevco achieved revenue and operating income targets for the five months ended September 30, 2002. As of September 30, 2002, Trevco achieved its revenue and operating targets and an additional $1.0 million in cash and $1.3 million in stock were accrued to goodwill as additional purchase price. Under the terms of the merger agreement, we may issue a second round of additional consideration, either 50 thousand or 75 thousand shares of common stock, if Trevco achieves revenue and operating income targets in 2004. The additional consideration will be added to the purchase price if and when the financial targets are achieved. Trevco’s sales fall primarily in our fourth quarter. Net assets were assigned to the domestic apparel and memorabilia reporting unit. Revenues since the date of acquisition totaled $8.9 million in 2002.

In September 2001, the board of directors approved liquidation of Goodsports Holdings Pty Ltd (Goodsports), a subsidiary and marketer of licensed Formula One product, operating primarily in England. In October 2001, liquidation proceedings began in England. Action will receive no proceeds from the liquidation. In 2001, we accrued $0.9 million, pre-tax, for severance, legal, accounting and other costs related to the liquidation. In 1999, we had acquired Goodsports for consideration consisting of assumption of certain liabilities. Historical operating results for Goodsports are summarized in Segment Information as the foreign apparel and memorabilia segment.

In July 2001, we purchased an 80% ownership interest in Castaway Collectables LLC (Castaway), a development stage company. We allocated $0.7 million to goodwill (which is expected to be tax deductible) in the purchase price allocation. The first shipments of Castaway product occurred in December 2001. Castaway net assets were assigned to the domestic die-cast reporting unit.

Effective May 2001, we acquired Hasbro’s Winner’s Circle brand name and related die-cast inventory and tooling (Winner’s Circle). We allocated $0.5 million of the initial $1.3 million purchase price to tooling and inventory, and the remainder to the trademark and a non-compete agreement. As additional consideration, we agreed to pay 3% of related product sales, excluding apparel, to Hasbro, quarterly, for five years. The additional consideration added to the price of the trademark was $1.1 million in 2002 and $0.4 million in 2001. The trademark will not be amortized under SFAS 142. We began designing, manufacturing and marketing licensed die-cast racecar toy replicas for the mass-retail market in May 2001. Winner’s Circle net assets were assigned to the domestic die-cast reporting unit. In 2002, we began selling mass-market apparel under the Winner’s Circle brand.

In November 2000, we sold Fantasy Sports Enterprises, Inc. (Fantasy Sports) for an aggregate sale price of $4.2 million. Net proceeds to the Company totaled $3.8 million, which approximated Fantasy Sports’ net assets. In October 1999, we had acquired substantially all of the assets and assumed certain liabilities of Fantasy Sports for $3.1 million in cash. Fantasy Sports operated Fantasy Cup Auto Racing through its Web site. In connection with the October 1999 acquisition, we had recorded goodwill of approximately $4.0 million, which, until disposition, had been amortizing straight-line over 15 years.

In November 2002, we entered into a joint venture with TMP International, Inc, the producer of McFarlane Toys, to produce and market a new series of action figures based on NASCAR drivers. The joint venture will be constituted as Action-McFarlane LLC and production will begin in mid 2003.

Pro forma financial information has not been presented as the acquisitions, both individually and in the aggregate, are not material to our financial position or results of operations.

SEGMENT INFORMATION

Reportable segments are based on divisions operating geographically, domestic and abroad, and specializing in either die-cast or apparel and memorabilia. The domestic die-cast operation is based in Phoenix, Arizona. The domestic apparel and memorabilia operation is based in Charlotte, North Carolina with a mass-market retail distribution center and screen-printing facility in Atlanta, Georgia and warehouse and distribution facilities in Charlotte, North Carolina, Baraboo, Wisconsin and Los Angeles, California. Trackside operations are included in the domestic apparel and memorabilia segment. The foreign die-cast operation is based in Aachen, Germany. The foreign apparel and souvenir operation (Goodsports) was based in England. Goodsports was closed effective September 30, 2001.

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

			Depreciation	Operating
	External	Inter-segment	and	Income	Net Capital
	Revenues	Revenues	Amortization	(Loss)	Expenditures

			(a)	(a)
2002:
Domestic die-cast	$209,481	$11,582	$10,536	$72,290	$7,704
Domestic apparel and memorabilia	164,819	7	2,769	30,671	3,724
Foreign die-cast	29,433	—	4,494	5,515	9,696
Corporate and other	3,169	—	5,923	(32,186)	4,415
Eliminations	—	(11,589)	—	(209)	—

Total per consolidated financial statements	$406,902	$—	$23,722	$76,081	$25,539

2001:
Domestic die-cast	$135,571	$9,972	$13,568	$36,274	$8,670
Domestic apparel and memorabilia	142,954	—	5,028	23,181	386
Foreign die-cast	28,793	122	3,789	6,385	6,692
Foreign apparel	11,055	190	263	(2,591)	257
Corporate and other	4,979	—	5,718	(23,059)	515
Eliminations	—	(10,284)	—	(826)	—

Total per consolidated financial statements	$323,352	$—	$28,366	$39,364	$16,520

			Depreciation	Operating
	External	Inter-segment	and	Income		Net Capital
	Revenues	Revenues	Amortization	(Loss)		Expenditures

			(a)	(a)
2000:
Domestic die-cast	$120,078	$5,659	$23,110 (c)	$3,367	(c)	$15,108
Domestic apparel and memorabilia	105,292	—	4,897	(2,737	)(d)	2,748
Foreign die-cast	19,661	—	2,668	2,054		5,776
Foreign apparel	9,816	—	228	(5,108	)(e)	246
Corporate and other	3,258	—	12,208 (f)	(73,268	)(f)	21
Eliminations	—	(5,659)	—	—		—

Total per consolidated financial statements	$258,105	$—	$43,111	$(75,692)		$23,899

	Identifiable Assets		Goodwill and Trademarks

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2002	2001	2002	2001

Domestic die-cast (b)	$60,744	$52,526	$13,769	$12,716
Domestic apparel and memorabilia	122,775	92,136	61,841	51,079
Foreign die-cast	47,660	40,599	15,334	14,217
Corporate and other (g)	114,369	95,869	—	—
Eliminations	(7,632)	(2,177)	—	—

Total per consolidated financial statements	$337,916	$278,953	$90,944	$78,012

(a)	Goodwill and trademark ceased amortizing October 1, 2001, with the adoption of SFAS 142. Deprecation and amortization and operating income (loss), included goodwill and trademark amortization totaling $4.1 million ($0.7 million for domestic die-cast, $2.9 million for domestic apparel and memorabilia, and $0.5 million for foreign die-cast) for 2001 and totaling $11.3 million ($7.9 million for domestic die-cast, $3.0 million for domestic apparel and memorabilia, and $0.4 million for foreign die-cast) for 2000.

(b)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration we pay 3% of the related product sales to Hasbro, quarterly through May 2006. The additional consideration is added to the cost of the trademark quarterly.

(c)	Domestic die-cast segment depreciation and amortization reflects tooling write-down, tooling amortization, and goodwill and intangible impairments special charges totaling $10.4 million. Domestic die-cast segment operating income (loss) reflects these charges and $13.0 million of additional charges.

(d)	Domestic apparel and memorabilia operating income (loss) reflects $7.7 million of inventory write-downs and accounts receivable special charges.

(e)	Foreign apparel segment operating income (loss) includes $1.4 million of other assets special charges.

(f)	Corporate and other depreciation and amortization includes goodwill and intangible write-offs totaling $7.8 million related to goracing.com and other. Corporate and other operating income (loss) reflects these charges and $22.3 million of additional special charges related to goracing.com, prepaid royalties and sponsorships, accounts receivable, equity investments, and other.

(g)	Corporate and other assets includes $66.3 million in cash at September 30, 2002, and $60.9 million in cash at September 30, 2001.

INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2002	2001

Raw Materials (apparel blank stock and undecorated merchandise)	$4,304	$3,462
Finished Goods (die-cast collectibles and finished apparel)	29,163	21,658

	$33,467	$25,120

We depend upon third parties to manufacture all die-cast product and most apparel and memorabilia. Most significantly, one manufacturer produces over 80% of die-cast product. Any difficulty experienced by this manufacturer in producing and delivering the die-cast collectible product could have an adverse effect on our results of operations.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30 (in thousands):

	2002	2001	Estimated Useful Life

Land, building and leasehold improvements	$12,938	$8,392	2-25 years
Tooling	96,051	79,269	1-3 years
Equipment, software and other	22,815	21,196	3-5 years
Trackside trailers and vehicles	9,916	5,231	5 years

	141,720	114,088
Less — accumulated depreciation	(95,342)	(73,732)

	$46,378	$40,356

During 2000, we reduced the depreciable lives of certain tooling equipment from 5 and 2 years to 3 and 1.5 years, respectively. The revision was based on current information pertaining to the remaining economic useful lives of these assets, taking into consideration factors such as changes in the timing of the introduction of auto body design changes by the major U.S. automobile manufacturers and the increased rate at which tooling equipment is being used in the manufacturing process. This change in accounting estimate increased depreciation $6.6 million in 2000 (See Special Charges).

GOODWILL AND OTHER INTANGIBLES

Goodwill and trademarks with indefinite lives ceased amortizing effective October 1, 2001, with the adoption of SFAS 142. Intangibles with definite lives consist principally of licenses and other intangibles and will continue amortizing under SFAS 142. Goodwill amortization was $4.1 million and $11.3 million or $2.8 million and $7.3 million, net of tax for 2001 and 2000. Excluding the impact of goodwill amortization, net income before extraordinary items and net income for 2001 and 2000, would have been the following (in thousands, except per share data):

	2001	2000

Income (loss) before extraordinary items	$25,781	$(50,773)
Net income (loss)	34,700	(50,773)
Earnings (loss) per common share:
Basic —
Income (loss) before extraordinary items	$1.57	$(3.07)
Net income (loss)	2.12	(3.07)
Diluted —
Income (loss) before extraordinary items	$1.53	$(3.07)
Net income (loss)	2.06	(3.07)

The estimated aggregate intangibles amortization expense expected as of September 30, 2002, follows (in thousands):

Year
2003	$3,270
2004	2,910
2005	2,744
2006	2,660
2007	2,486
Thereafter	3,500

Total	$17,570

Goodwill and other intangibles consists of the following at September 30 (in thousands):

		Weighted Average		Weighted Average
		Amortization		Amortization
	2002	Period	2001	Period

Intangibles with Indefinite Lives:
Carrying amount —
Goodwill	$101,212	NA	$93,470	23.6 years
Trademarks	6,451	NA	1,095	15.0 years

	107,663		94,565	23.5 years
Accumulated amortization	(16,719)		(16,553)

	90,944		78,012

Intangibles with Definite Lives:
Carrying amount
Licenses	23,470	9.1 years	18,021	8.9 years
Customer relationships	2,239	4.6 years	—	NA
Non-compete agreement	360	5.0 years	—	NA
Patent	68	4.0 years	—	NA
Backlog	539	0.3 years	—	NA

	26,676	8.5 years	18,021	8.9 years
Accumulated amortization	(9,106)		(6,311)

	17,570		11,710

	$108,514		$89,722

Increases to goodwill as a result of acquisitions aggregated $6.5 million in 2002 and $0.7 million in 2001.

DEBT AND FINANCING

The 4 3/4% convertible subordinated notes (the Notes) are convertible at the option of the holders into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. The Notes are generally unsecured obligations of the Company. The indenture governing the Notes does not limit or prohibit additional indebtedness, including senior indebtedness. We may, at our option, redeem the Notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the indenture. The Notes mature April 1, 2005. Upon the occurrence of a “change in control” or a “termination of trading,” as defined in the indenture, each holder of the Notes will have the right to require Action to repurchase notes, in whole or in part, at face value plus accrued and unpaid interest. The related offering expenses and initial purchase discount of 3% are included in other long-term assets and are being amortized into interest expense using the effective interest rate method.

During 2002 and 2001, we repurchased Notes with a face value of $16.0 million and $45.1 million at a pre-tax loss of $1.4 million and pre-tax gain of $13.4 million, respectively. In 2002, the notes were repurchased using $5.7 million in cash and 145 thousand shares from treasury and 95 thousand newly issued shares with a market value of $11.4 million. The difference between the treasury shares’ $1.3 million cost and $6.9 million market value increased additional paid in capital. In 2001, the notes were repurchased using $11.1 million in cash and 829 thousand shares from treasury with a market value of $19.5 million. The difference between the treasury shares’ $6.9 million cost and $19.5 million market value increased additional paid-in capital.

During 2001 we also paid $4.0 million in cash to settle a long-term obligation, extending through 2007, and valued at $4.8 million. The resulting $0.8 million pre-tax gain is included in extraordinary items. The settlement also eliminated future contingent royalty payments for trademark usage through 2007.

Other long-term debt of $0.5 million was also extinguished early, at no gain or loss in 2001.

Other long-term debt consists of the following at September 30 (in thousands):

	2002	2001

Notes payable, secured by property and equipment, 6.0% to 8.4%	$1,848	$2,487
Less current portion	(423)	(424)

	$1,425	$2,063

The aggregate future maturities of the 4 3/4% convertible subordinated notes (the Notes) and other long-term debt at September 30, 2002, follows (in thousands):

		Other
Year	Notes	Long-Term Debt

2003	$—	$423
2004	—	426
2005	38,935	168
2006	—	181
2007	—	195
Thereafter	—	455

Total	$38,935	$1,848

The fair value of the Notes on September 30, 2002, using quoted market prices, was $35.0 million. The carrying amounts of other long-term debt approximate fair value based on current market prices for similar debt instruments.

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

The line of credit bears interest at Bank One’s base rate, or LIBOR plus 2.5%. A commitment fee of 0.5% of the average unused line of credit and 1.5%-2.5% of the average letters of credit is payable annually on the loan. The Agreement maturity date was extended from December 2002 to March 2003. Outstanding letters of credit total $10.6 million at September 30, 2002. The Agreement is secured principally by inventory, receivables, and equipment and no longer prohibits the payment of dividends.

Under the agreement, as amended, we are required to meet certain financial tests principally related to debt coverage, tangible net worth, and funded indebtedness to EBIDA (earnings before interest, depreciation and amortization). We were in compliance with the covenants at September 30, 2002.

CREDIT RISK

Sales to our top five customers accounted for 24.8%, 16.0% and 11.5% of sales in 2002, 2001 and 2000. Sales to our largest customer, Wal-Mart Stores, Inc. (Wal-Mart), were approximately 11.4% of revenue in 2002. Accounts receivable from Wal-Mart at September 30, 2002, totaled $15.2 million and $9.2 million of those receivables were supported by letters of credit. Sales to our second largest customer Kmart Corporation, and its divisions, (Kmart) were approximately 3.9% of revenue in 2002. Accounts receivable from Kmart at September 30, 2002, totaled $5.1 million and $0.6 million of those receivables were supported by letters of credit issued by K-mart divisions not included in its bankruptcy filing. Other assets, long-term, at September 30, 2002, included $1.7 million of pre-bankruptcy receivables from Kmart Corporation, net of an allowance of $1.0 million.

Cash equivalents consists of $48.5 million of investments in overnight reverse repurchase agreements and $10.2 million invested in money market funds at September 30, 2002. Repurchase agreements are collateralized at 102% of securities provided as collateral by the counterparty bank. The bank provides securities with a market value at least equal to the funds held by the bank under the underlying repurchase agreement.

SHAREHOLDERS’ EQUITY

As of September 30, 2002, options on 913,189 shares of common stock were available for grant to key employees, consultants, independent contractors and non-employee directors under the 1998 Non-Qualified Stock Option Plan and the 2000 Stock Option Plan, as approved by shareholders. The stock option plans allow awards in the form of incentive stock options, non-statutory stock, stock appreciation rights and shares of common stock. In October 2001, the board of directors amended the 2000 Stock Option Plan and increased the number of shares issuable under the plan from 7% of issued common shares not to exceed 2 million shares, to 13% of issued common shares not to exceed 3 million shares. The shareholders approved this amendment. The board also increased the number of shares reserved for issuance under the 2000 Stock Option Plan, from 2 million shares to 3 million shares. At September 30, 2002, the shares reserved for issuance under the expired 1993 Stock Option Plan, the 1998 Non-Qualified Stock Option Plan and the 2000 Stock Option Plan totaled 2.7 million shares.

Stock option plan activity and data follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,764,029	$13.50	1,279,775	$16.27	996,387	$21.23
Granted	507,000	39.18	1,063,000	9.91	491,500	8.94
Exercised	(437,641)	14.76	(329,232)	9.07	(20,918)	6.16
Canceled	(52,672)	10.87	(249,514)	18.25	(187,194)	27.48

Outstanding at end of year	1,780,716	$20.58	1,764,029	$13.50	1,279,775	$16.27

Outstanding exercisable at end of year	626,355	$18.18	519,016	$21.30	659,323	$17.47
Options available for grant at end of year	913,189		258,487		1,020,038
Weighted average fair value of options granted in the year		$15.23		$5.38		$7.43

Options outstanding and exercisable by price range as of September 30, 2002, are as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.38–$8.77	577,676	8.2	$4.55	174,830	$5.12
8.78 – 17.54	135,732	6.6	9.63	65,894	9.48
17.55 – 26.30	427,475	6.6	21.51	220,798	22.18
26.31 – 35.07	157,833	4.2	27.17	122,833	26.76
35.08 – 43.84	482,000	9.1	39.90	42,000	40.00

2.38 – 43.84	1,780,716	7.6	$20.58	626,355	$18.18

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

	2002	2001	2000

Volatility	57.2%	81.0%	112.6%
Risk-free interest rate	2.6%	4.5%	5.3%
Dividend rate	0.7%	0.0%	0.0%
Expected life of options	3 years	3 years	6 years

Options generally vest ratably over three years. Had compensation costs been determined consistent with SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of stock options granted over the respective vesting period of the options, the net income (loss) before extraordinary items and per share amounts would have been the following pro forma amounts (in thousands, except per share data):

	2002	2001	2000

Net Income (Loss) Before Extraordinary Items:
As Reported	$45,801	$23,017	$(58,087)
Pro Forma	$42,676	$20,309	$(60,597)
Basic EPS:
As Reported	$2.61	$1.41	$(3.52)
Pro Forma	$2.43	$1.24	$(3.67)
Diluted EPS:
As Reported	$2.46	$1.37	$(3.52)
Pro Forma	$2.29	$1.21	$(3.67)

In 2002, we issued warrants to purchase a total of 200 thousand shares of common stock in connection with license agreements, at an average exercise price of $28.06 per share. The warrants had a fair market value of $2.2 million as estimated by the Black-Scholes option pricing method (average assumed volatility 48.51%, risk-free rate 3.99% and term of 5.0 years). Issuance resulted in increases in additional paid-in-capital and intangible assets.

In 2001, we issued warrants to purchase 200 thousand shares of common stock at an average exercise price of $14.23 per share, in connection with business acquisitions and license agreements. The common stock had an average market price of $14.55 on the issuance dates. The warrants had a fair value of $1.6 million as estimated by the Black-Scholes option pricing method (average assumed volatility 60%, risk-free rate 4.31% and term of 5.1 years). Issuance resulted in increases in additional paid-in-capital and intangible assets.

A total of 1.8 million shares of the Company’s common stock are reserved for sale to employees under the Action Performance Companies, Inc. 1999 Employee Stock Purchase Plan. The plan allows eligible employees to purchase shares of common stock at the lesser of 85% of the fair value of such shares at the beginning or end of each semi-annual offering period. Purchases are limited to 15% of an employee’s eligible compensation, subject to a maximum limitation. Employee withholdings under the plan commenced on August 1999 and share purchases occur semi-annually.

In July 2001, the Board of Directors approved a one-year program in which we may purchase up to 1 million shares of our common stock in the open market or in privately negotiated transactions. Under this program, 80 thousand shares were purchased at an average price of $24.70 per share. In July 2002, the Board of Directors approved a one-year program in which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transaction. In October 2002, under this program, 110 thousand shares were purchased at a price of $18.39 per share.

In May 2002, at a special meeting of shareholders, the shareholders approved an increase in the number of authorized common shares from 25.0 million shares to 62.5 million shares.

EMPLOYEE BENEFITS

Our defined contribution plan qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code and is available to substantially all domestic employees. Participating employees may defer from 1% to 15% of their pre-tax compensation. The plan provides for an employer matching contribution of fifty cents for each dollar contributed by the employee, up to a maximum of 2% of the employee’s defined compensation. The plan also provides for an annual employer profit sharing contribution in such amounts as the Board of Directors may determine. In 2002, 2001 and 2000, employer-matching contributions expensed totaled $158 thousand, $157 thousand, and $191 thousand.

EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators in the EPS computations for income (loss) before extraordinary items follow (in thousands):

	2002	2001	2000

NUMERATOR:
Basic – income (loss) before extraordinary items	$45,801	$23,017	$(58,087)
Effect of dilutive 4 3/4%convertible subordinated notes, tax affected interest	1,497	—	—

Diluted – adjusted income (loss) before extraordinary items and assumed conversions	$47,298	$23,017	$(58,087)

DENOMINATOR:
Basic – weighted average shares	17,565	16,373	16,515
Effect of dilutive stock options and warrants	721	476	—
Effect of dilutive 4 3/4% convertible subordinated notes	945	—	—

Diluted – adjusted weighted average shares and assumed conversion of 4 3/4% convertible subordinated notes	19,231	16,849	16,515

The impact of options and warrants outstanding for the purchase of 482 thousand shares of common stock at an average price of $39.90 were not included in the calculation of diluted EPS for 2002 because to do so would be antidilutive. The options and warrants had exercise prices greater than the average market price of the common stock in 2002, but could potentially dilute EPS in the future. The impacts of outstanding 4 3/4% convertible subordinated notes were not included in the calculation of diluted EPS for 2001 and 2000, because to do so also would have been antidilutive.

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

A reconciliation of the federal income tax rate to the Company’s effective rate follows:

	2002	2001	2000

Statutory federal rate	35%	35%	(35)%
State taxes, net of federal benefit	2	2	(2)
Foreign incremental rate	1	—	—
Non-deductible expenses	—	1	2
Valuation allowances	—	(2)	5
US benefit of Goodsports closure	—	(5)	—

	38%	31%	(30)%

Income taxes, excluding income taxes on extraordinary gain (loss), consists of the following (in thousands):

	2002	2001	2000

Current:
Federal	$26,850	$4,557	$(15,765)
State	449	409	—
Foreign	947	1,228	400

	28,246	6,194	(15,365)

Deferred:
Change in net deferred tax liability	(133)	8,560	(9,227)
Change in estimated income tax receivable	—	(4,549)	—

	(133)	4,011	(9,227)

Income taxes	$28,113	$10,205	$(24,592)

The components of deferred taxes at September 30 follow (in thousands):

	2002	2001

Deferred Tax Assets:
Domestic-
Inventory cost capitalization	$1,451	$800
Reserves and accruals	5,773	3,718
Deferred compensation	277	320
Intangible asset capitalization	881	1,239
Capital loss carryforwards	754	758
State net operating losses	1,362	1,548
Valuation allowance	(2,013)	(2,131)
Foreign-
Reserves and accruals	263	217
Net operating losses	1,439	2,483
Valuation allowance	(834)	(1,164)

Net deferred tax assets	9,353	7,788

Deferred Tax Liabilities:
Domestic-
Accelerated tax depreciation	(1,121)	(1,829)
Accelerated tax amortization	(5,317)	(3,462)
Reserves and accruals	(184)	(314)
Unrealized gain on investments	(34)	—
Foreign-
Accelerated tax depreciation	(1,071)	(897)
Accelerated tax amortization	(3,014)	(2,530)
Reserves and accruals	(11)	(52)

Net deferred tax liabilities	(10,752)	(9,084)

Net deferred tax liability	$(1,399)	$(1,296)

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. During 2002, we reduced valuation allowances by $0.4 million because 2002 taxable income was sufficient to realize state and foreign net operating loss tax assets. Valuation allowances as of September 30, 2002, include $0.8 million to fully reserve a foreign tax asset for net operating losses generated by a German subsidiary, $1.2 million to fully reserve tax assets for state net operating losses expected to expire before realized and $0.8 million to fully reserve capital loss carryforwards. Those capital loss carryforwards of $2.0 million expire $1.0 million in 2005 and $1.0 million in 2006.

Prior to May 2002, undistributed earnings were deemed permanently reinvested. Beginning in May 2002, United States federal income taxes have been provided on undistributed earnings of German subsidiaries

SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions follow (in thousands):

	2002	2001	2000

Supplemental disclosures:
Interest paid	$2,705	$5,222	$6,276
Income taxes paid (refunded), net	27,815	(17,032)	2,332
Non-cash transactions:
Common stock issued in acquisitions	2,343	175	—
Warrants issued in acquisitions	—	241	—
Warrants issued for licenses	2,903	1,399	—
Licenses contributed for minority interest	—	173	—
Shares issued to repurchase debt	10,153	12,628	—
Debt and liabilities incurred or assumed in acquisitions	—	—	833
Dividends declared	533	—	—

COMMITMENTS AND CONTINGENCIES

Aggregate future minimum guaranteed royalty payments and personal service agreement payments are as follows as of September 30, 2002 (in thousands):

		Personal
Year	Royalty	Service

2003	$16,589	$1,563
2004	20,128	1,450
2005	16,292	1,100
2006	11,795	413
2007	6,908	100
Thereafter	29,770	—

Total	$101,482	$4,626

Royalties expensed under licenses, including guaranteed minimums, were $67.8 million, $46.2 million and $48.4 million for 2002, 2001 and 2000.

Aggregate future payments and receipts under noncancellable operating leases and subleases are as follows as of September 30, 2002 (in thousands):

	Lease	Sublease
Year	Payments	Receipts

2003	$5,916	$384
2004	3,675	384
2005	3,517	384
2006	3,281	384
2007	3,130	352
Thereafter	14,298	—

Total	$33,817	$1,888

Rent expense recognized for noncancellable operating leases, net of sublease income, totaled $2.1 million, $2.7 million, and $5.7 million for 2002, 2001 and 2000.

One of our sublessees fell in arrears on lease payments, during 2002. The subleases with this party include a building lease, which expires October 2009, and equipment and furniture leases, which expired October 2002. The building lease has annual lease payments of $1.0 million. We acquired the equipment and furniture under the subleases in October 2002. During 2002, we have reserved $3.0 million representing our current estimate of the total potential loss under these sublease agreements.

Commitments at September 30, 2002, included $3.6 million for property and equipment and $10.6 million of outstanding letters of credit.

We entered into a contractual agreement providing severance benefits to our chairman in the event of a potential change of ownership or termination of employment. Commitments under this arrangement totaled approximately $1.8 million at September 30, 2002.

In the ordinary course of business we are subject to certain lawsuits and asserted and unasserted claims. We believe that the resolution of any such matters will not have a material adverse effect on financial position, results of operations, or cash flows.

RELATED PARTY TRANSACTIONS

In September 2002, we sold a building to an independent third party, which had been originally purchased from our chairman in 1999 for $2.1 million. This sale resulted in a $0.4 million loss.

Schedule II

ACTION PERFORMANCE COMPANIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2002, 2001 and 2000
(in thousands)

		Additions-Charged	(Charged to) or
	Balance at	to costs and	credited from other		Deductions	Balance at
Description	beginning of year	expenses	accounts		(A)	end of year

Allowance for doubtful accounts:
2002	$2,141	$1,589	$(548	)(B)	$(1,055)	$2,127
2001	3,392	768	(144	)(C)	(1,875)	2,141
2000	1,421	7,022	—		(5,051)	3,392
Other Assets - Allowance for doubtful accounts, long term:
2002	$—	$—	$1,030	(D)	$—	$1,030
2001	—	—	—		—	—
2000	—	—	—		—	—

(A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.

(B)	Amounts indicated as charged to other accounts represent recoveries of $0.4 million, a reclass of $(1.0) million to allowance for doubtful accounts, long term (Other Assets), and $0.1 million acquired in the acquisition of Jeff Hamilton Collection, Inc.

(C)	Amounts indicated as charged to other accounts represent allowance written off in connection with disposition of the investment in Goodsports Holdings Pty Ltd.

(D)	Amounts indicated as credited from other accounts represent a $1.0 million reclassification of the allowance for doubtful accounts to allowance for doubtful accounts, long-term (Other Assets).

EXHIBIT INDEX

Exhibit
Number	Exhibit

3.1	First Amended and Restated Articles of Incorporation of Registrant, as amended

3.2	Amended and Restated Bylaws of Registrant (1)

4.1	Form of Certificate of Common Stock (2)

4.2	Indenture dated as of March 24, 1998, between Action Performance Companies, Inc. and First Union National Bank, as Trustee, including forms of Notes (3)

10.4.2	1993 Stock Option Plan, as amended and restated through January 16, 1997 (6)

10.8	Form of Indemnification Agreement entered into with the Directors of the Registrant (2)

10.27	Manufacturing Agreement between the Registrant and Early Light International Co. Ltd. dated November 1, 2000 (5)

10.52	1998 Non-qualified Stock Option Plan(3)

10.49	Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance Companies, Inc. (7)

10.50	Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc. (7)

10.52	1998 Non-qualified Stock Option Plan (3)

10.54	Registration Rights Agreement dated March 24, 1998, by and among Action Performance Companies, Inc., NationsBanc Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc., and Piper Jaffray Inc. (3)

10.56	1999 Employee Stock Purchase Plan (8)

10.57	Standard Form Industrial Lease (Single Tenant) dated June 28, 1999, between H-B Tempe, L.L.C. and Action Performance Companies, Inc. (9)

10.58	Master Lease Agreement dated August 9, 1999 between General Electric Capital Corporation and goracing.com, inc., together with Schedule No. 01, Commitment Letter dated October 4, 1999, and Corporate Guaranty by Action Performance Companies, Inc. (9)

10.59	Distribution Agreement dated September 13, 2000 by and between the Registrant and QVC, Inc. (5)

10.60	Sublease dated March 28, 2000 by and between Action Performance Companies, Inc., and Integrated Information Systems, Inc. (5)

10.61	Equipment Sublease dated March 28, 2000 by and among goracing.com, inc., Action Performance Companies, Inc., and Integrated Information Systems, Inc. (5)

10.62	Equipment Sublease dated March 28, 2000 by and between Integrated Information Systems, Inc. and goracing.com, inc. (5)

10.63	Loan and Security Agreement dated September 29, 2000 by and among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and American National Bank and Trust Company of Chicago. (5)

Exhibit
Number	Exhibit

10.64	Pledge Agreement dated October 2, 2000 by and between Racing Collectables Club of America, Inc., and American National Bank and Trust Company of Chicago.(5)

10.65	Pledge Agreement dated October 2, 2000 by and between Action Performance Companies, Inc., and American National Bank and Trust Company of Chicago. (5)

10.66	Pledge Agreement dated October 2, 2000 by and between goracing.com, inc., and American National Bank and Trust Company of Chicago. (5)

10.67	Second Amendment to Loan and Security Agreement, dated January 31, 2001, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (10)

10.68	First Amended and Restated 2000 Stock Option Plan (11)

10.69	Consent and Third Amendment to Loan and Security Agreement, dated September 2002, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA.

21	List of Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Statement regarding consent of Arthur Andersen LLP

99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(5)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission on December 29, 2000.

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 22, 1997.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(9)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission on December 29, 1999.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 13, 2002.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-88114).