Form 10-Q
period 2002-12-31
ACTION PERFORMANCE COMPANIES INC
filed 2003-02-05
CIK 892147

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 15, 2003

Common Stock, $0.01 par value	17,840,409 Shares

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Balance Sheets
December 31, 2002 and September 30, 2002
(in thousands, except per share data)

	December 31,	September 30,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$79,623	$69,585
Accounts receivable, net	44,041	61,313
Inventories	33,519	33,467
Prepaid royalties	7,238	6,938
Deferred taxes	3,201	3,155
Prepaid expenses and other	4,074	2,397

Total current assets	171,696	176,855
Property and Equipment, net	53,813	46,378
Goodwill	85,577	84,514
Licenses and Other Intangibles, net	23,489	24,000
Other Assets	5,824	6,169

	$340,399	$337,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,305	$28,958
Accrued royalties	11,088	15,146
Accrued expenses	7,197	10,545
Income taxes payable	8,233	4,265
Current portion of long-term debt	434	423

Total current liabilities	51,257	59,337

Long-Term Liabilities:
Long-term debt	43,273	40,360
Deferred taxes and other	6,419	5,696

Total long-term liabilities	49,692	46,056

Commitments and Contingencies
Minority Interests	3,213	3,135
Shareholders’ Equity:
Common stock, $.01 par value: 62,500 shares authorized; 18,020 and 17,948 shares issued	180	179
Additional paid-in capital	147,202	146,545
Treasury stock, at cost, 190 and 80 shares	(3,999)	(1,975)
Accumulated other comprehensive loss	(3,823)	(4,606)
Retained earnings	96,677	89,245

Total shareholders’ equity	236,237	229,388

	$340,399	$337,916

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended December 31, 2002 and 2001
(in thousands, except per share data)

	2002	2001

Net sales	$85,799	$84,136
Cost of sales	55,277	52,285

Gross profit	30,522	31,851

Operating expenses:
Selling, general, and administrative	17,362	17,172
Amortization of licenses and other intangibles	900	506

Total operating expenses	18,262	17,678

Income from operations	12,260	14,173

Interest expense	(579)	(845)
Other income	1,126	113

Income before income taxes	12,807	13,441
Income taxes	4,841	5,211

Net Income	7,966	8,230

Other comprehensive income	783	356

Comprehensive income	$8,749	$8,586

Earnings Per Common Share:
Basic	$0.45	$0.48
Diluted	$0.44	$0.46

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2002 and 2001
(in thousands)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,966	$8,230
Adjustments to reconcile net income to cash provided by operations-
Depreciation and amortization	6,249	5,862
Stock option tax benefits	407	1,226
Gain on extinguishment of debt	—	(239)
Other	(123)	(123)
Changes in assets and liabilities, net-
Accounts receivable, net	17,465	1,941
Accounts payable	(4,939)	(4,426)
Income taxes payable	3,833	(1,110)
Inventories	170	957
Prepaid royalties and accrued royalties	(4,358)	(3,457)
Other	(6,333)	(5,102)

Net cash provided by operating activities	20,337	3,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(11,135)	(5,533)
Other	(407)	(238)

Net cash used in investing activities	(11,542)	(5,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings — German mortgage	3,001	—
Long-term debt repayments, net	(365)	(198)
Common stock purchases for treasury	(2,024)	—
Stock option exercise proceeds	251	2,139

Net cash provided by financing activities	863	1,941

Effect of exchange rates on cash and cash equivalents	380	(91)

Net change in cash and cash equivalents	10,038	(162)
Cash and cash equivalents, beginning of period	69,585	64,514

Cash and cash equivalents, end of period	$79,623	$64,352

Supplemental Disclosures:
Interest paid	$990	$1,346
Income taxes paid, net	303	4,814

The accompanying notes are an integral part of these consolidated statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

INTERIM FINANCIAL REPORTING

The accompanying condensed consolidated financial statements for Action Performance Companies, Inc. and subsidiaries have been prepared without audit by independent public accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, all normal recurring adjustments necessary for a fair statement of financial position and results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the interim periods are not necessarily indicative of the operating results that may be expected for the fiscal year ending September 30, 2003.

Certain prior period amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002” (SFAS 145), changes the classification of all gains and losses from extinguishment of debt, which under FASB Statement No. 4 were required to be classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt are now classified as a component of operations. We adopted SFAS No. 145 effective October 1, 2002. We have classified gains and losses from extinguishment of debt in all periods presented as a component of other income and adjusted income taxes accordingly. There was no net impact on net income previously reported.

SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (SFAS 148) amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. We have adopted the disclosure requirements for SFAS 148 for the quarter ending December 31, 2002 as presented below under the Shareholders’ Equity Note.

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

We evaluate performance and allocate resources based on segment operating income (loss). The accounting policies of the reportable segments are the same as those used in the consolidated financial statements. Domestic licensing costs and certain management costs are not allocated to the domestic operating segments and are included in corporate and other. Intangible licenses are included in corporate and other assets. Each domestic segment is allocated royalty expense based on the incremental royalty due on that segment’s sales. Domestic royalty guarantees advanced and unearned are allocated as an expense of the domestic segments. Financial information for the reportable segments follows (in thousands):

	Three Months Ended December 31,

	External	Inter-segment	Depreciation and	Operating Income
	Revenues	Revenues	Amortization	(Loss)

			(a)	(a)
2002:
Domestic die-cast	$40,408	$2,070	$2,454	$12,412
Domestic apparel and memorabilia	35,640	—	870	4,402
Foreign die-cast	9,152	—	1,467	1,638
Corporate and other	599	519	1,458	(6,163)
Eliminations	—	(2,589)	—	(29)

Total per consolidated financial statements	$85,799	$—	$6,249	$12,260

2001 (c):
Domestic die-cast	$47,659	$2,571	$2,920	$16,172
Domestic apparel and memorabilia	28,026	—	493	1,722
Foreign die-cast	7,462	—	1,012	1,557
Corporate and other	989	238	1,437	(5,583)
Eliminations	—	(2,809)	—	305

Total per consolidated financial statements	$84,136	$—	$5,862	$14,173

	Identifiable Assets		Goodwill and Trademarks

	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,
	2002	2002	2002	2002

Domestic die-cast (a)	$54,533	$60,744	$14,166	$13,769
Domestic apparel and memorabilia	116,727	122,775	61,852	61,841
Foreign die-cast	54,241	47,660	16,378	15,334
Corporate and other (b)	123,156	114,369	—	—
Eliminations	(8,258)	(7,632)	—	—

Total per consolidated financial statements	$340,399	$337,916	$92,396	$90,944

(a)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration, we pay 3% of the related product sales to Hasbro, quarterly, through May 2006. The additional consideration is added to the cost of the trademark quarterly.

(b)	Corporate and other identifiable assets includes $73.3 million in cash at December 31, 2002, and $66.3 million in cash at September 30, 2002.

(c)	Certain prior period amounts have been reclassified to conform to the current year presentation.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the numerators and denominators in the EPS computations for net income follow (in thousands):

	Three Months Ended December 31,

	2002	2001

NUMERATOR:
Basic — net income	$7,966	$8,230
Effect of dilutive 4 3/4% convertible subordinated notes, tax effected interest	319	449

Diluted — adjusted net income before assumed conversions	$8,285	$8,679

DENOMINATOR:
Basic — weighted average shares	17,791	17,245
Effect of dilutive stock options and warrants	404	673
Effect of dilutive 4 3/4% convertible subordinated notes	808	1,135

Diluted — adjusted weighted average shares and assumed conversion of 4 3/4% convertible subordinated notes	19,003	19,053

The impact of options and warrants outstanding for the purchases of 1.2 million shares of common stock at an average price of $30.34 were not included in the calculation of diluted EPS for the three months ended December 31, 2002, because to do so would be antidilutive. The options and warrants had exercise prices greater than the average market price of the common stock for the three months ended December 31, 2002, but could potentially dilute EPS in the future.

SHAREHOLDERS’ EQUITY

We account for stock-based compensation plans under APB No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to or exceeding the fair value of the common stock on the date of grant. For SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing method with the following assumptions:

	Three Months Ended December 31,

	2002	2001(a)

Volatility	65.9%	N/A
Risk-free interest rate	2.1%	N/A
Dividend rate	0.7%	N/A
Expected life of options	3 years	N/A

(a)  There were no options granted during the three months ended December 31, 2001.

Options granted to employees generally vest ratably over three years. Options granted to independent directors generally vest immediately upon grant. Had compensation costs been determined consistent with SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of stock options granted over the respective vesting period of the options, the net income and per share amounts would have been the following pro forma amounts (in thousands, except per share data):

	Three Months Ended December 31,

	2002	2001

Net Income:
As Reported	$7,966	$8,230
Pro Forma	$7,129	$7,770
Basic EPS:
As Reported	$0.45	$0.48
Pro Forma	$0.40	$0.45
Diluted EPS:
As Reported	$0.44	$0.46
Pro Forma	$0.39	$0.43

In January 2003, we granted additional options to purchase 582 thousand shares at an exercise price of $17.62 per share.

In July 2002, the Board of Directors approved a one-year program under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions. In October 2002, under this program, we purchased 110 thousand shares at a price of $18.39 per share.

GAIN ON EXTINGUISHMENT OF DEBT

During the three months ended December 31, 2001, we repurchased 4 3/4% convertible subordinated notes with a face value of $5.0 million, at a gain of $0.2 million, net of tax. The repurchase traded in December 2001 and settled in cash in January 2002. We did not repurchase 4 3/4% convertible subordinated notes during the three months ended December 31, 2002.

ALLIANCES

In November 2002, we entered into a joint venture with TMP International, Inc, the producer of McFarlane Toys, to produce and market a new series of action figures based on NASCAR drivers. The joint venture will be constituted as Action-McFarlane LLC and production is currently expected to begin in late 2003.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain lawsuits and asserted and unasserted claims. We do not believe that the resolution of any such matters will have a material adverse effect on financial position, results of operations, or cash flows.

One of our sublessees fell in arrears on lease payments, during 2002. The subleases with this party include a building lease, which expires October 2009, and equipment and furniture leases, which expired October 2002. The building lease has annual lease payments of $1.0 million. We acquired the equipment and furniture under the subleases in October 2002. In fiscal 2002, we reserved $3.0 million representing our current estimate of the total potential loss under these sublease agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading designer and marketer of licensed motorsports products related to NASCAR, including die-cast scaled replicas of motorsports vehicles, apparel, and memorabilia. We currently have exclusive license agreements with many of the most recognized names in NASCAR. We also design and sell products relating to other motorsports, including racing sanctioned by the NHRA, Formula One, the IRL, and the World of Outlaws. In Germany, we merchandise Formula One and high-end auto manufacturer die-cast replica vehicles. We work closely with drivers, team owners, track operators, and sponsors to design and merchandise our products. Third parties manufacture all of the replica motorsports vehicles and most apparel and memorabilia, generally utilizing our designs, tools, and dies. We retain ownership and control over designs and tooling and have close working relationships with our third-party manufacturers to help assure product quality.

We have structured our operations to enable us to respond to challenging business conditions and to service higher levels of sales with limited increases in operating expenses and capital investments. The principal elements of this operating structure include the following:

•	We have the ability to exert a high degree of control over product pricing.

•	Manufacturing costs are largely fixed as a percentage of sales due to outsourcing under fixed-price contracts.

•	Royalties are paid generally as a percentage of sales.

•	Due to our agreements with distributors and QVC, incremental volume does not proportionately increase our operating expenses.

•	Research and development is limited to basic design and engineering.

•	Capital expenditures are principally limited to tooling for die-cast.

•	Functions, such as manufacturing and others outside of our core skills, are generally outsourced.

Revenue

We derive revenue primarily from the sale of our licensed motorsports products. The popularity and performance of drivers and teams under license, the popularity of motorsports in general and NASCAR in particular, the general demand for licensed sports merchandise, and our ability to design, produce, and distribute our products in a timely manner influence the level of our net sales.

We distribute our products through a broad range of channels, including a network of wholesale distributors, leading mass-market retailers, mobile trackside stores, QVC, and our collectors’ club catalog. We recognize revenue when persuasive evidence of an arrangement exists, title passes to the customer, the fee is fixed or determinable, and collection is probable. Most distributor sales are recognized when product is shipped to a distributor because title to the product passes to the distributor at shipment. Sales to mass-market retailers are recognized when title to product passes to the retailer, either at time of shipment to the retailer or receipt by the retailer. Under terms of our consignment agreement with QVC, collectors’ club catalog sales are recognized when QVC ships product to the consumer. We recognize trackside sales when the consumer purchases product at the point of sale. A portion of the product sold through television programming is consignment product, for which sales are recognized when QVC ships the product to the consumer. Internet and other sales are generally recognized when delivered to the consumer.

Cost of Sales

Cost of sales consists primarily of the cost of products procured from third-party manufacturers, royalty payments to licensors, depreciation of tooling and dies, and freight charges. Substantial portions of our die-cast products are manufactured under an exclusive agreement with Early Light, a third-party manufacturer in China. We obtain substantially all of our apparel and memorabilia products on a purchase order basis from several third-party manufacturers and suppliers.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of employee compensation, advertising and promotion, rent and other facility costs, and depreciation and amortization. The majority of these costs are fixed and, as a result, incremental sales volume generally results in a decline in selling, general, and administrative expenses as a percentage of net sales.

Seasonality

Because the auto-racing season is concentrated between the months of February and November, the second and third calendar quarters of each year (our third and fourth fiscal quarters) are historically characterized by higher sales.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, fixed assets, goodwill and other intangible assets, income taxes, royalties, contingencies, and litigation. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances may be required. Our accounts receivable are written off once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which includes collection attempts by company employees and outside collection agencies.

Inventory Reserves

We write-down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions prove to be less favorable than those projected by management, additional inventory write-downs may be required.

Royalties

Our license agreements generally require payments of royalties to drivers, sponsors, teams, and other parties on a calendar year basis. Royalties payable are recognized as cost of sales when the related sale is recognized. Guarantees advanced under license agreements are carried as prepaid royalties until earned by the third party or considered to be unrecoverable. We evaluate prepaid royalties regularly and expense prepaids to cost of sales to the extent projected to be unrecoverable through sales.

Goodwill and Other Intangibles

We evaluate goodwill and other intangibles for impairment at least annually, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. We have not recognized any impairment losses to date. If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

Deferred Tax Assets

We estimate our actual current tax exposure obligations together with the temporary differences that have resulted from the differing treatment of items dictated by generally accepted accounting principles versus U.S. and German tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we were to believe the recovery was less than likely, we would establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination was made.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and related interpretations (APB No. 25). Common stock options issued under our plans generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

Results of Operations

The following table sets forth the percentage of total revenue represented by certain expense and revenue items for the periods ended December 31:

	Three Months Ended

	2002	2001

Sales	100.0%	100.0%
Cost of sales	64.4	62.1

Gross profit	35.6	37.9

Selling, general, and administrative	20.2	20.4
Amortization of licenses and other intangibles	1.1	0.6

Income from operations	14.3	16.9
Interest expense	(0.7)	(1.0)
Other income	1.3	0.1

Income before income taxes	14.9	16.0
Income taxes	(5.6)	(6.2)

Net income	9.3%	9.8%

Three Months Ended December 31, 2002 Compared with Three Months Ended December 31, 2001

Net sales increased 2.0% to $85.8 million for the three months ended December 31, 2002, from $84.1 million in the prior year quarter. Domestic die-cast sales decreased $7.3 million, or 15.2%, from the prior year quarter while foreign die-cast sales increased $1.7 million or 22.7%. The decrease in domestic die-cast sales resulted from a $13.8 million decline in wholesale die-cast sales, which was offset by a $5.6 million increase in mass retail die-cast sales and a $0.9 million increase in collector club sales. Domestic apparel and memorabilia segment sales, exclusive of trackside, increased $9.2 million, or 45.9%, from the prior year quarter. This increase includes $5.1 million from mass retail, $6.9 million from 2002 acquisitions, and a decrease of $2.8 million in wholesale apparel sales. Trackside sales decreased 19.6% to $6.4 million from the very strong revenues of $8.0 million in the prior year quarter. The decline in wholesale die-cast sales are from the lack of product availability due to the previously announced delays in production of die-cast models of newly redesigned Chevrolet Monte Carlo and Pontiac NASCAR vehicles.

Gross profit declined to 35.6% of sales in the first quarter of 2003 from 37.9% in the comparable fiscal 2002 period. Domestic die-cast margins suffered as a result of decreased wholesale die-cast volume and “close out” sales in Germany. These declines in gross margin were partially offset by the impact of higher margin apparel sales being a larger component of total sales this year than last year.

Selling, general, and administrative expenses were $17.4 million, or 20.2% of sales, in the quarter ended December 31, 2002, comparable to the $17.2 million, or 20.4% of sales in the prior year quarter.

Interest expense of $0.6 million for the three months ended December 31, 2002, was $0.3 million lower than interest expense for the prior year period as a result of the convertible subordinated note repurchases after December 31, 2001.

Other income includes $1.4 million of foreign currency translation gains in the quarter ended December 31, 2002. The gains resulted from the impact the 7.0% improvement in the euro-to-U.S. dollar exchange rate had on German advances payable, which are denominated in U.S. dollars.

The effective tax rate of 37.8% in the first fiscal quarter reflects current expectations for the effective tax rate for fiscal 2003 and is slightly lower than the 38.8% effective tax rate on the prior year quarter.

Liquidity and Capital Resources

Working capital improved $2.9 million to $120.4 million at December 31, 2002, from $117.5 million at September 30, 2002. Cash increased $10.0 million to $79.6 million at December 31, 2002, from $69.6 million at September 30, 2002. Cash increased as a result of collection of receivables ($17.5 million), a 3 year, 5.2% mortgage on the building expansion in Germany ($3.0 million), and other operating activities. The increases in cash were offset by reductions in cash for net property and equipment expenditures ($11.1 million), common stock purchases for treasury ($2.0 million), and other operating activities.

Days sales outstanding, calculated on quarterly sales, decreased 7.5% to 47.2 days as of December 31, 2002, compared to 51.0 days as of September 30, 2002 and 42.3 days at December 31, 2001. The increase in DSOs from December 31, 2001, reflects our increased mass-retail revenues, which have a longer DSO.

Days in inventory, calculated on quarterly cost of sales, increased 24.8% to 55.8 days as of December 31, 2002, compared to 44.7 days as of September 30, 2002, due to inventory requirements of subsidiaries acquired since December 31, 2001, and our growing mass-retail apparel sales. Our backlog at December 31, 2002, was approximately $80 million compared to $90 million at September 30, 2002. This backlog is expected to increase as specials depending on the Monte Carlo and Pontiac tooling are finalized.

As of December 31, 2002, 4 3/4% convertible subordinated notes with a face value of $38.9 million remained outstanding. The subordinated notes are convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on notes is payable semi-annually on April 1 and October 1 of each year. The notes mature on April 1, 2005. The notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior indebtedness, as defined in the notes. The indenture governing the notes does not limit or prohibit our company or our subsidiaries from incurring additional debt, including senior indebtedness. We have the option to redeem the notes in whole or in part at any time on or after April 1, 2001, at redemption prices set forth in the indenture governing the notes. Upon the occurrence of a “change in control” or a “termination of trading,” as defined in the indenture, the holders of the subordinated notes will have the right to require us to repurchase all or any part of such holders’ notes at 100% of their principal amount, plus accrued and unpaid interest.

Net capital expenditures related to ongoing investments in tooling and building additions in Charlotte, North Carolina and Aachen, Germany, totaled $11.1 million for the three months ended December 31, 2002, and included $1.5 million applicable to foreign operations. Net capital expenditures for 2003 are expected to approximate $25 million.

Under our loan and security agreement with Bank One, we are required to meet certain financial tests, principally related to debt coverage, tangible net worth, and funded indebtedness to EBIDA (earnings before interest, depreciation, and amortization). We were in compliance with those covenants at December 31, 2002. Outstanding letters of credit totaled $10.0 million at December 31, 2002.

In July 2002, the Board of Directors approved a one-year program under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions. In October 2002, under this program, we purchased 110,000 shares at a price of $18.39 per share.

On December 2, 2002, we declared a cash dividend payable on our common stock of $0.03 per share for the first quarter of 2003. The first quarter 2003 dividend was paid on January 13, 2003, to shareholders of record as of December 23, 2002.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements, including statements regarding business strategies, business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended September 30, 2002, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk since year-end. The risk is limited to interest rate risk associated with credit instruments and foreign currency exchange rate risk associated with operations in Germany. We have never used derivative financial instruments to manage or reduce market risk.

The functional currency for our foreign operation is the euro. As such, changes in exchange rates between the euro and the U.S. dollar could adversely affect our future earnings. Given the level of income we currently derive from our foreign operations, we consider this exposure to be minimal. Additionally, at September 30, 2002, we had $21.0 million in intercompany advances denominated in dollars for which the exchange rate gain or loss is charged to results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submissions of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — None

(1) Exhibit 99.1 Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(2) Exhibit 99.2 Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K -

On January 28, 2003, we filed a current report on Form 8-K reporting under Item 5 that we issued a press release announcing our first quarter fiscal year 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date

/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	January 31, 2003

/s/ R. David Martin R. David Martin	Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	January 31, 2003

CERTIFICATION

I, Fred W. Wagenhals, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Action Performance Companies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Fred W. Wagenhals Fred W. Wagenhals Chairman of the Board, President, and Chief Executive Officer January 31, 2003

CERTIFICATION

I, R. David Martin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Action Performance Companies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ R. David Martin R. David Martin Chief Financial Officer, Secretary, and Treasurer January 31, 2003

Exhibit Index

Exhibit Number	Description

(1) Exhibit 99.1	Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(2) Exhibit 99.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002