Form 10-Q
period 2003-03-31
ACTION PERFORMANCE COMPANIES INC
filed 2003-05-09
CIK 892147

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 0-21630

ACTION PERFORMANCE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

ARIZONA (State of Incorporation)	86-0704792 (I.R.S. Employer Identification No.)

4707 E. Baseline Road Phoenix, AZ 85042
(Address, including zip code, of principal executive offices)

(602) 337-3700 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   [X]   No   [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 15, 2003

Common Stock, $0.01 Par Value	17,853,460 Shares

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Balance Sheets
March 31, 2003 and September 30, 2002
(in thousands, except per share data)

	March 31,	September 30,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$64,797	$69,585
Accounts receivable, net	51,163	61,313
Inventories	36,237	33,467
Prepaid royalties	8,619	6,938
Deferred taxes	3,230	3,155
Prepaid expenses and other	5,202	2,397

Total Current Assets	169,248	176,855
Property and Equipment, net	58,176	46,378
Goodwill	86,251	84,514
Licenses and Other Intangibles, net	22,832	24,000
Other Assets	4,980	6,169

	$341,487	$337,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,072	$28,958
Accrued royalties	10,431	15,146
Accrued expenses	7,002	10,545
Income taxes payable	5,242	4,265
Current portion of long-term debt	515	423

Total Current Liabilities	46,262	59,337

Long-Term Liabilities:
Long-term debt	43,308	40,360
Deferred taxes and other	5,655	5,696

Total Long-Term Liabilities	48,963	46,056

Commitments and Contingencies
Minority Interests	2,934	3,135
Shareholders’ Equity:
Common stock, $.01 par value, 62,500 shares authorized, 18,043 and 17,948 shares issued	180	179
Additional paid-in capital	147,384	146,545
Treasury stock, at cost, 190 and 80 shares	(3,999)	(1,975)
Accumulated other comprehensive loss	(3,632)	(4,606)
Retained earnings	103,395	89,245

Total Shareholders’ Equity	243,328	229,388

	$341,487	$337,916

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
Three and Six Months Ended March 31, 2003 and 2002
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	2003	2002	2003	2002

Net sales	$91,056	$100,185	$176,855	$184,321
Cost of sales	59,005	61,328	114,282	113,613

Gross profit	32,051	38,857	62,573	70,708

Operating expenses:
Selling, general and administrative	19,799	18,929	37,161	36,101
Amortization of licenses and other intangibles	835	581	1,735	1,087

Total operating expenses	20,634	19,510	38,896	37,188

Income from operations	11,417	19,347	23,677	33,520
Interest expense	(610)	(861)	(1,189)	(1,706)
Other income (expense), net	699	(249)	1,825	(136)

Income before income taxes	11,506	18,237	24,313	31,678
Income taxes	4,252	7,076	9,093	12,287

Net income	7,254	11,161	15,220	19,391
Other comprehensive income (loss)	191	(1,229)	974	(873)

Comprehensive income	$7,445	$9,932	$16,194	$18,518

Earnings Per Common Share:
Basic	$0.41	$0.64	$0.85	$1.12
Diluted	$0.40	$0.60	$0.83	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2003 and 2002
(in thousands)

	Six Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,220	$19,391
Adjustments to reconcile net income to cash provided by operations-
Depreciation and amortization	12,942	11,589
Stock option tax benefits	446	3,180
Gain on extinguishment of debt	—	(235)
Other	248	565
Changes in assets and liabilities, net-
Accounts receivable, net	10,561	(1,638)
Accounts payable and accrued expenses	(9,932)	(8,121)
Income taxes payable	949	(5,078)
Inventories	(2,496)	(394)
Prepaid royalties and accrued royalties	(6,396)	(1,507)
Other	(5,046)	(771)

Net cash provided by operating activities	16,496	16,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(20,307)	(12,009)
Other	(603)	(237)

Net cash used in investing activities	(20,910)	(12,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings – German mortgage	3,001	—
Long-term debt repayments, net	(422)	(6,227)
Common stock purchases for treasury	(2,024)	—
Dividends paid to common shareholders	(1,070)	—
Dividends paid to minority interest shareholders	(730)	(912)
Stock option exercise proceeds	394	5,154

Net cash used in financing activities	(851)	(1,985)

Effect of exchange rates on cash and cash equivalents	477	(180)

Net change in cash and cash equivalents	(4,788)	2,570
Cash and cash equivalents, beginning of period	69,585	64,514

Cash and cash equivalents, end of period	$64,797	$67,084

Supplemental Disclosures:
Interest paid	$1,078	$1,433
Income taxes paid, net	8,260	14,035

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002” changes the classification of all gains and losses from extinguishment of debt, which under FASB Statement No. 4 were required to be classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, gains and losses from extinguishment of debt are now classified as a component of operations. We adopted SFAS No. 145 effective October 1, 2002. We have classified gains and losses from extinguishment of debt in all periods presented as a component of other income and adjusted income taxes accordingly. There was no net impact on net income previously reported.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, consequently, the adoption of FIN No. 45 had no effect on our financial position, results of operations or cash flows. We believe our current accounting policies are consistent with the interpretation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN No. 46 clarifies the consolidation requirements of variable interest entities. We have adopted the interpretation. We have no interests in unconsolidated variable interest entities and, consequently, adoption of FIN No. 46 had no effect on our financial position, results of operations or cash flows.

SEGMENT INFORMATION

Reportable segments are based on divisions operating geographically, domestic and abroad, and specializing in either die-cast or apparel and memorabilia. The domestic die-cast operation is based in Phoenix, Arizona. The domestic apparel and memorabilia operation is based in Charlotte, North Carolina, with a mass-market retail distribution center in Atlanta, Georgia, and warehouse and distribution facilities in Charlotte, North Carolina, Baraboo, Wisconsin, and Los Angeles, California. Trackside operations are included in the domestic apparel and memorabilia segment. The foreign die-cast operation is based in Aachen, Germany.

We evaluate performance and allocate resources based on segment operating income (loss). The accounting policies of the reportable segments are the same as those used in the consolidated financial statements. Domestic licensing costs and certain other management and shared costs are not allocated to the domestic operating segments and are included in corporate and other. Intangible licenses are included in corporate and other assets. Each domestic segment is allocated royalty expense based on the incremental royalty due on that segment’s sales. Domestic royalty guarantees advanced and unearned are allocated as an expense of the domestic segments. Financial information for the reportable segments follows (in thousands):

		Three Months Ended March 31,

		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)

2003:
Domestic die-cast	$34,656	$2,639	$2,834	$9,590
Domestic apparel and memorabilia	47,279	182	820	7,391
Foreign die-cast	8,149	—	1,655	1,532
Corporate and other	972	533	1,384	(6,406)
Eliminations	—	(3,354)	—	(690)

Total per consolidated financial statements	$91,056	$—	$6,693	$11,417

2002 (c):
Domestic die-cast	$53,428	$3,621	$2,658	$17,423
Domestic apparel and memorabilia	38,741	—	513	8,006
Foreign die-cast	7,351	—	1,118	1,561
Corporate and other	665	457	1,438	(6,998)
Eliminations	—	(4,078)	—	(645)

Total per consolidated financial statements	$100,185	$—	$5,727	$19,347

		Six Months Ended March 31,

		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)

2003:
Domestic die-cast	$75,064	$4,709	$5,288	$22,002
Domestic apparel and memorabilia	82,919	182	1,690	11,793
Foreign die-cast	17,301	—	3,122	3,170
Corporate and other	1,571	1,052	2,842	(12,569)
Eliminations	—	(5,943)	—	(719)

Total per consolidated financial statements	$176,855	$—	$12,942	$23,677

2002 (c):
Domestic die-cast	$101,087	$6,192	$5,578	$33,595
Domestic apparel and memorabilia	66,767	—	1,006	9,728
Foreign die-cast	14,813	—	2,130	3,118
Corporate and other	1,654	695	2,875	(12,581)
Eliminations	—	(6,887)	—	(340)

Total per consolidated financial statements	$184,321	$—	$11,589	$33,520

	Identifiable Assets		Goodwill and Trademarks

	March 31,	Sept. 30,	March 31,	Sept. 30,
	2003	2002	2003	2002

Domestic die-cast (a)	$58,462	$60,744	$14,362	$13,769
Domestic apparel and memorabilia	128,848	122,775	61,852	61,841
Foreign die-cast	54,994	47,660	17,035	15,334
Corporate and other (b)	109,011	114,369	—	—
Eliminations	(9,828)	(7,632)	—	—

Total per consolidated financial statements	$341,487	$337,916	$93,249	$90,944

(a)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration, we pay 3% of the related product sales to Hasbro, quarterly, through May 2006. The additional consideration is added to the cost of the trademark quarterly.

(b)	Corporate and other identifiable assets includes $60.0 million in cash at March 31, 2003, and $66.3 million in cash at September 30, 2002.

(c)	Certain prior period amounts have been reclassified to conform to the current year presentation.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the numerators and denominators in the EPS computations for net income for the periods ended March 31 follows (in thousands):

	Three Months Ended		Six Months Ended

	2003	2002	2003	2002

NUMERATOR:
Basic – net income	$7,254	$11,161	$15,220	$19,391
Effect of dilutive 4 3/4% convertible subordinated notes, tax effected interest	324	405	643	852

Diluted – adjusted net income before assumed conversions	$7,578	$11,566	$15,863	$20,243

DENOMINATOR:
Basic – weighted average shares	17,847	17,434	17,819	17,338
Effect of dilutive stock options and warrants	343	799	382	771
Effect of dilutive 4 3/4% convertible subordinated notes	808	1,028	808	1,082

Diluted – adjusted weighted average shares and assumed conversion of 4 3/4% convertible subordinated notes	18,998	19,261	19,009	19,191

The impact of options and warrants outstanding at March 31, 2003, for the purchase of 1.3 million shares of common stock, at an average price of $30.09 were not included in the calculation of diluted EPS for the six months ended March 31, 2003, because to do so would be antidilutive. The options and warrants had exercise prices greater than the average market price of the common stock for the six months ended March 31, 2003, but could potentially dilute EPS in the future.

SHAREHOLDERS’ EQUITY

We account for stock-based compensation plans under APB No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to or exceeding the fair value of the common stock on the date of grant. For SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing method with the following assumptions for the periods ended March 31:

	Three Months Ended		Six Months Ended

	2003	2002	2003	2002

Volatility	56.1%	57.7%	56.3%	57.7%
Risk-free interest rate	2.1%	2.6%	2.1%	2.6%
Dividend rate	0.7%	0.7%	0.7%	0.7%
Expected life of options	3 years	3 years	3 years	3 years

Options granted to employees generally vest ratably over three years. Options granted to independent directors generally vest immediately upon grant. Had compensation costs been determined consistent with SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of stock options granted over the respective vesting period of the options, the net income and per share amounts would have been the following pro forma amounts for the periods ended March 31 (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	2003	2002	2003	2002

Net Income:
As Reported	$7,254	$11,161	$15,220	$19,391
Pro Forma	$6,351	$10,150	$13,391	$17,920
Basic EPS:
As Reported	$0.41	$0.64	$0.85	$1.12
Pro Forma	$0.36	$0.58	$0.75	$1.04
Diluted EPS:
As Reported	$0.40	$0.60	$0.83	$1.06
Pro Forma	$0.35	$0.55	$0.73	$0.98

In July 2002, the Board of Directors approved a one-year program under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions. In October 2002, under this program, we purchased 110 thousand shares at a price of $18.39 per share.

GAIN ON EXTINGUISHMENT OF DEBT

During the three and six months ended March 31, 2002, we repurchased 4 3/4% convertible subordinated notes with a face value of $1.0 million and $6.0 million, for cash of $1.0 million and 4.7 million, respectively. We did not repurchase 4 3/4% convertible subordinated notes during the three and six months ended March 31, 2003. On May 1, 2003, we repurchased 4 3/4% convertible subordinated notes with a face value of $5.0 million with $4.9 million cash.

ALLIANCES

In November 2002, we entered into a 50/50 joint venture with TMP International, Inc, the producer of McFarlane Toys, to produce and market a new series of action figures based on NASCAR drivers. The joint venture, called Action-McFarlane LLC, is currently expected to begin production in late 2003.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain lawsuits and asserted and unasserted claims. We do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations, or cash flows.

One of our sublessees fell in arrears on lease payments during 2002. The subleases with this party include a building lease, which expires October 2009, and equipment and furniture leases, which expired October 2002. The building lease has annual lease payments of $1.0 million. We acquired the equipment and furniture under the subleases in October 2002. In fiscal 2002, we reserved $3.0 million, representing our then current estimate of the total potential loss under the building sublease agreements. In March 2003, we decided to move our corporate headquarters to this building from our current corporate headquarters, which is also a leased building. We currently estimate that the $0.9 million reserve remaining at March 31, 2003, will be adequate to cover lease payments on the current corporate headquarters building after we move, until sublet. We plan to move in late summer.

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

Cost of Sales

Cost of sales consists primarily of the cost of products procured from third-party manufacturers, royalty payments to licensors, depreciation of tooling and dies, and freight charges. Substantial portions of our die-cast products are manufactured under an exclusive agreement with Early Light, a third-party manufacturer in China. We obtain substantially all of our apparel and memorabilia products from several third-party manufacturers and suppliers.

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

Deferred Tax Assets

We estimate our actual current tax obligations together with the temporary differences that have resulted from the differing treatment of items dictated by generally accepted accounting principles versus U.S. and German tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we were to believe the recovery was less than likely, we would establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination was made.

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

Results of Operations

The following table sets forth the percentage of total revenue represented by certain expense and revenue items for the periods ended March 31:

	Three Months Ended		Six Months Ended

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.8	61.2	64.6	61.6

Gross profit	35.2	38.8	35.4	38.4

Selling, general and administrative	21.7	18.9	21.0	19.6
Amortization of licenses and other intangibles	0.9	0.6	1.0	0.6

Income from operations	12.6	19.3	13.4	18.2
Interest expense	(0.7)	(0.9)	(0.7)	(0.9)
Other income (expense)	0.8	(0.2)	1.0	(0.1)

Income before income taxes	12.7	18.2	13.7	17.2
Income taxes	4.7	7.1	5.1	6.7

Net income	8.0	11.1	8.6	10.5

Three Months Ended March 31, 2003, Compared with Three Months Ended March 31, 2002

Net sales decreased 9.1% to $91.1 million for the three months ended March 31, 2003, from $100.2 million in the prior year quarter. Domestic die-cast sales decreased $18.8 million, or 35.1%, from the prior year quarter while foreign die-cast sales increased $0.8 million or 10.9%. The decline in wholesale and collectors club die-cast revenue was due to the previously reported Monte Carlo and Pontiac re-tooling issue. The re-tooling is now complete. Other products and distribution channels showed strength and partially offset the decline in die-cast revenues. Domestic apparel and memorabilia segment sales, exclusive of trackside, increased $6.5 million, or 24.1%, from the prior year quarter. This increase includes $1.7 million from mass retail, $4.1 million from 2002 acquisitions, and an increase of $0.7 million in wholesale apparel sales. Trackside sales increased 17.4% to $14.0 million from $11.9 million in the prior year quarter due to the timing of the Texas race.

Gross profit declined to 35.2% of sales in the three months ended March 31, 2003, from 38.8% in the comparable fiscal 2002 quarter. Gross margins were impacted by lower domestic die-cast margins and lower margins from our German subsidiary. Domestic die-cast margins suffered as a result of die-cast product cost increases and the lack of premium selling prices due to fewer special programs. German die-cast margins were lower as a result of higher tooling costs. These declines in gross margin were partially offset by the impact of higher margin apparel sales being a larger component of total sales this year than last year.

Selling, general, and administrative expenses were $19.8 million, or 21.7% of sales, in the three months ended March 31, 2003, compared to the $18.9 million, or 18.9% of sales in the prior year quarter. Selling, general, and administrative expenses increased only $0.9 million, despite incremental selling, general, and administrative expenses arising from companies acquired in fiscal 2002 totaling $1.7 million. We obtained selling, general, and administrative expense reductions by continued strong cost controls.

Amortization of licenses and intangibles for the three months ended March 31, 2003, includes $0.3 million in incremental expenses arising from companies acquired in fiscal 2002.

Interest expense of $0.6 million for the three months ended March 31, 2003, was $0.3 million lower than interest expense for the prior year quarter as a result of convertible subordinated note repurchases.

Other income included $0.9 million of foreign currency translation gains in the three months ended March 31, 2003. The gains resulted from the impact the 4.0% improvement in the euro-to-U.S. dollar exchange rate had on German advances payable, which are denominated in U.S. dollars.

The effective tax rate of 37.0% in the three months ended March 31, 2003, reflected current expectations for the effective tax rate for fiscal 2003 and was slightly lower than the 38.8% effective tax rate in the prior year quarter.

Six Months Ended March 31, 2003 Compared with Six Months Ended March 31, 2002

Net sales decreased 4.1% to $176.9 million for the six months ended March 31, 2003, from $184.3 million in the prior year period. Domestic die-cast sales decreased $26.0 million, or 25.7%, from the prior year period while foreign die-cast sales increased $2.5 million, or 16.8%. The decline in wholesale and collectors club die-cast revenue was due to the previously reported Monte Carlo and Pontiac re-tooling issue. The re-tooling is now complete. The decrease in wholesale and collectors club die-cast sales was offset by a $5.9 million increase in mass retail die-cast sales. Other products and distribution channels showed strength and partially offset the decline in die-cast revenues. Domestic apparel and memorabilia segment sales, exclusive of trackside, increased $15.6 million, or 33.4%, from the prior year period. This increase included $6.8 million from mass retail, $11.0 million from 2002 acquisitions, and a decrease of $2.2 million in wholesale apparel sales. Trackside sales increased 2.5% to $20.4 million from revenues of $19.9 million in the prior year. The increase in trackside revenues due to the timing of the Texas race was offset by lower year-over-year trackside sales in the six-month period.

Gross profit declined to 35.4% of sales in the six months ended March 31, 2003 from 38.4% in the comparable fiscal 2002 period. Gross margins were impacted by lower domestic die-cast margins and lower margins from our German subsidiary. Domestic die-cast margins suffered as a result of die-cast product cost increases and the lack of premium selling prices due to fewer special programs. German die-cast margins were lower as a result of higher tooling costs. These declines in gross margin were partially offset by the impact of higher margin apparel sales being a larger component of total sales this year than last year.

Selling, general, and administrative expenses were $37.2 million, or 21.0% of sales, in the six months ended March 31, 2003, compared to the $36.1 million, or 19.6% of sales in the prior year period. Selling, general, and administrative expenses increased only $1.1 million, despite incremental selling, general, and administrative expenses arising from companies acquired in fiscal 2002 totaling $3.5 million. We obtained selling, general, and administrative expense reductions by continued strong cost controls.

Amortization of licenses and intangibles for the six months ended March 31, 2003, includes $0.6 million in incremental expenses arising from companies acquired in fiscal 2002.

Interest expense of $1.2 million for the six months ended March 31, 2003, was $0.5 million lower than interest expense for the prior year period as a result of convertible subordinated note repurchases.

Other income included $2.3 million of foreign currency translation gains in the six months ended March 31, 2003. The gains resulted from the impact the 11.1% improvement in the euro-to-U.S. dollar exchange rate had on German advances payable, which are denominated in U.S. dollars.

The effective tax rate of 37.4% in the six months ended March 31, 2003, reflected current expectations for the effective tax rate for fiscal 2003 and was slightly lower than the 38.8% effective tax rate in the prior year period.

Liquidity and Capital Resources

Working capital improved $5.5 million to $123.0 million at March 31, 2003, from $117.5 million at September 30, 2002. Cash decreased $4.8 million to $64.8 million at March 31, 2003, from $69.6 million at September 30, 2002. Cash decreased due to net property and equipment expenditures ($20.3 million), common stock purchases for treasury ($2.0 million), dividends to common shareholders ($1.1 million), and other activities. The decreases in cash were offset by increases in cash for collection of receivables ($10.6 million), a 3-year, 5.2% mortgage on the building expansion in Germany ($3.0 million), and other activities.

Days sales outstanding, calculated on quarterly sales, decreased to 50.6 days as of March 31, 2003, compared to 51.0 days as of September 30, 2002, and 37.9 days as of March 31, 2002. The increase in days sales outstanding from March 31, 2002, reflected increased mass-retail revenues, which have a longer days sales outstanding.

Days in inventory, calculated on quarterly cost of sales, increased to 55.3 days as of March 31, 2003, compared to 44.7 days as of September 30, 2002, and 37.3 days as of March 31, 2002, due to inventory requirements of subsidiaries acquired since December 31, 2001, and growing mass-retail apparel sales. Backlog was approximately $86 million at March 31, 2003, and $90 million at September 30, 2002.

As of March 31, 2003, 4 3/4% convertible subordinated notes with a face value of $38.9 million were outstanding. On May 1, 2003, $5.0 million of these notes were repurchased with $4.9 million cash. The subordinated notes are convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on notes is payable semi-annually on April 1 and October 1 of each year. The notes mature on April 1, 2005. The notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior indebtedness, as defined in the notes. The indenture governing the notes does not limit or prohibit our company or our subsidiaries from incurring additional debt, including senior indebtedness. We have the option to redeem the notes in whole or in part at any, at redemption prices set forth in the indenture governing the notes. Upon the occurrence of a “change in control” or a “termination of trading,” as defined in the indenture, the holders of the subordinated notes will have the right to require us to repurchase all or any part of such holders’ notes at 100% of their principal amount, plus accrued and unpaid interest.

Net capital expenditures related principally to ongoing investments in tooling, investments made to upgrade our IT systems in Charlotte, North Carolina, the installation of a point-of-sales system in trackside trailers and building additions in Charlotte, North Carolina and Aachen, Germany. Capital expenditures totaled $20.3 million for the six months ended March 31, 2003, and included $3.7 million applicable to foreign operations. Net capital expenditures for 2003 are expected to approximate $30 million.

On March 12, 2003, we entered into an amendment to the loan and security agreement with Bank One that increased the revolving credit facility, modified certain covenants, and extended the term of the agreement through March 31, 2005. The amended agreement provides for a revolving credit facility of $35 million. The agreement provides for borrowings of up to $20 million and is available to support letters of credit, to the extent not utilized for borrowings. Prior to the amendment, the revolving credit facility was $20 million. Outstanding letters of credit totaled $11.1 million at March 31, 2003.

The line of credit bears interest at Bank One’s base rate or LIBOR plus 2.5%. We pay a commitment fee of 0.5% of the average unused credit facility and a fee of 1.0% of the average undrawn letters of credit.

Under the agreement, as amended, we are required to meet certain financial tests principally related to ratios of debt coverage, total liabilities to tangible net worth, and funded indebtedness to EBIDA (earnings before interest, depreciation, and amortization). We were in compliance with those covenants at March 31, 2003. We have never borrowed under the agreement, originally dated September 2000.

In July 2002, the Board of Directors approved a one-year program under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions. In October 2002, under this program, we purchased 110,000 shares at a price of $18.39 per share.

In September 2002, we initiated an ongoing quarterly dividend policy with an initial dividend of $.03 per share. On December 2, 2002, we declared a cash dividend payable on our common stock of $0.03 per share, which was accrued at December 31, 2002, and paid on January 13, 2003, to shareholders of record as of December 23, 2002. On March 5, 2003, we declared a cash dividend payable on our common stock of $0.03 per share, which was accrued at March 31, 2003, and paid on April 14, 2003, to shareholders of record as of March 21, 2003.

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

The functional currency for our foreign operation is the euro. As such, changes in exchange rates between the euro and the U.S. dollar could adversely affect our future earnings. Given the level of income we currently derive from our foreign operations, we consider exposure to be minimal. However, at March 31, 2003, we had $20.8 million in intercompany advances to our German subsidiary denominated in dollars for which the euro exchange rate gain or loss is charged to results of operations. We are considering using derivative financial instruments to manage or reduce foreign currency risk.

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

Not applicable

ITEM 3.  Defaults Upon Senior Securities

Not applicable

ITEM 4.  Submissions of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on March 5, 2003. The following nominees were elected to the board of directors to serve as directors until their successors are elected and qualified: Fred W. Wagenhals, R. David Martin, Melodee L. Volosin, John S. Bickford, Sr., Edward J. Bauman, Herbert M. Baum, Lowell L. Robertson, Robert L. Matthews, Roy A. Herberger, Jr. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants of our company for fiscal 2003, by the following vote: 16,307,416 for, 65,194 against, and 3,200 abstaining.

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

We filed a current report on Form 8-K, dated March 12, 2003, reporting that we amended our loan and security agreement with Bank One.

We filed a current report on Form 8-K, dated April 28, 2003, reporting that we issued a press release announcing our second quarter fiscal year 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date

/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	May 8, 2003

/s/ R. David Martin R. David Martin	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	May 8, 2003

CERTIFICATION

I, Fred W. Wagenhals, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Action Performance Companies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ Fred W. Wagenhals Fred W. Wagenhals Chairman of the Board, President, and Chief Executive Officer May 8, 2003

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

/s/ R. David Martin R. David Martin Chief Financial Officer, Secretary, and Treasurer May 8, 2003

Exhibit Index

(1)	Exhibit 99.1 Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(2)	Exhibit 99.2 Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002