Form 10-Q
period 2003-06-30
ACTION PERFORMANCE COMPANIES INC
filed 2003-07-29
CIK 892147

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.01 Par Value	OUTSTANDING AT JULY 18, 2003 17,886,414 Shares

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Balance Sheets
June 30, 2003 and September 30, 2002
(in thousands, except per share data)

	June 30,	September 30,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$60,559	$69,585
Accounts receivable, net	50,129	61,313
Inventories	38,390	33,467
Prepaid royalties	7,564	6,938
Deferred taxes	3,272	3,155
Prepaid expenses and other	5,866	2,397

Total Current Assets	165,780	176,855
Property and Equipment, net	60,220	46,378
Goodwill	87,214	84,514
Licenses and Other Intangibles, net	22,368	24,000
Other Assets	4,212	6,169

	$339,794	$337,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,095	$28,958
Accrued royalties	10,766	15,146
Accrued expenses	6,318	10,545
Income taxes payable	4,913	4,265
Current portion of long-term debt	529	423

Total Current Liabilities	43,621	59,337

Long-Term Liabilities:
Long-term debt	34,486	40,360
Deferred taxes and other	8,451	5,696

Total Long-Term Liabilities	42,937	46,056

Commitments and Contingencies
Minority Interests	3,026	3,135
Shareholders’ Equity:
Common stock, $.01 par value, 62,500 shares authorized, 18,076 and 17,948 shares issued	181	179
Additional paid-in capital	147,802	146,545
Treasury stock, at cost, 190 and 80 shares	(3,999)	(1,975)
Accumulated other comprehensive loss	(2,585)	(4,606)
Retained earnings	108,811	89,245

Total Shareholders’ Equity	250,210	229,388

	$339,794	$337,916

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
Three and Nine Months Ended June 30, 2003 and 2002
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	2003	2002	2003	2002

Net sales	$87,617	$112,085	$264,472	$296,406
Cost of sales	56,558	68,347	170,840	181,960

Gross profit	31,059	43,738	93,632	114,446

Operating expenses:
Selling, general and administrative	20,402	20,225	57,563	56,326
Amortization of licenses and other intangibles	840	679	2,575	1,766

Total operating expenses	21,242	20,904	60,138	58,092

Income from operations	9,817	22,834	33,494	56,354
Interest expense	(539)	(666)	(1,728)	(2,372)
Other income (expense), net	804	(1,631)	2,629	(1,767)

Income before income taxes	10,082	20,537	34,395	52,215
Income taxes	3,771	7,993	12,864	20,280

Net income	6,311	12,544	21,531	31,935
Other comprehensive income	1,047	3,814	2,021	2,941

Comprehensive income	$7,358	$16,358	$23,552	$34,876

Earnings Per Common Share:
Basic	$0.35	$0.70	$1.21	$1.83
Diluted	$0.35	$0.66	$1.18	$1.72

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2003 and 2002
(in thousands)

	Nine Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,531	$31,935
Adjustments to reconcile net income to cash provided by operations-
Depreciation and amortization	19,593	17,346
Stock option tax benefits	594	3,610
(Gain) loss on extinguishment of debt	(34)	1,361
Other	2,985	3,362
Changes in assets and liabilities, net-
Accounts receivable, net	11,696	(9,068)
Inventories	(4,443)	1,328
Prepaid royalties and accrued royalties	(5,397)	(1,629)
Accounts payable and accrued expenses	(13,230)	(3,168)
Income taxes payable	620	(5,226)
Other	(5,932)	(1,399)

Net cash provided by operating activities	27,983	38,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(26,854)	(18,011)
Other	(688)	(6,359)

Net cash used in investing activities	(27,542)	(24,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings – German mortgage	3,001	—
Long-term debt repayments	(9,355)	(7,384)
Common stock purchases for treasury	(2,024)	—
Dividends paid to common shareholders	(1,605)	—
Distributions to minority interest shareholders	(878)	(1,140)
Stock option exercise proceeds	665	6,150

Net cash used in financing activities	(10,196)	(2,374)

Effect of exchange rates on cash and cash equivalents	729	343

Net change in cash and cash equivalents	(9,026)	12,051
Cash and cash equivalents, beginning of period	69,585	64,514

Cash and cash equivalents, end of period	$60,559	$76,565

Supplemental Disclosures:
Interest paid	$2,089	$2,650
Income taxes paid, net	9,405	19,349

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

INTERIM FINANCIAL REPORTING

The accompanying condensed consolidated financial statements for Action Performance Companies, Inc. and subsidiaries have been prepared without audit by independent auditors pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, all normal and recurring adjustments necessary for a fair statement of financial position and results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the interim periods are not necessarily indicative of the operating results that may be expected for the fiscal year ending September 30, 2003.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 had no effect on our financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. We are currently evaluating SFAS No. 149 to determine its impact on our financial position, results of operations, and cash flows.

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

	Three Months Ended June 30,

		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)

2003:
Domestic die-cast	$40,325	$1,600	$2,846	$10,558
Domestic apparel and memorabilia	38,541	171	796	4,885
Foreign die-cast	8,208	—	1,718	1,355
Corporate and other	543	542	1,291	(7,274)
Eliminations	—	(2,313)	—	293

Total per consolidated financial statements	$87,617	$—	$6,651	$9,817

2002 (c):
Domestic die-cast	$57,202	$2,962	$2,418	$20,034
Domestic apparel and memorabilia	47,160	—	647	9,700
Foreign die-cast	6,777	—	1,085	1,157
Corporate and other	946	276	1,607	(7,996)
Eliminations	—	(3,238)	—	(61)

Total per consolidated financial statements	$112,085	$—	$5,757	$22,834

	Nine Months Ended June 30,

		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)

2003:
Domestic die-cast	$115,389	$6,309	$8,134	$32,560
Domestic apparel and memorabilia	121,460	353	2,486	16,678
Foreign die-cast	25,509	—	4,840	4,525
Corporate and other	2,114	1,594	4,133	(19,843)
Eliminations	—	(8,256)	—	(426)

Total per consolidated financial statements	$264,472	$—	$19,593	$33,494

2002 (c):
Domestic die-cast	$158,289	$9,154	$7,996	$53,629
Domestic apparel and memorabilia	113,927	—	1,653	19,428
Foreign die-cast	21,590	—	3,215	4,275
Corporate and other	2,600	971	4,482	(20,577)
Eliminations	—	(10,125)	—	(401)

Total per consolidated financial statements	$296,406	$—	$17,346	$56,354

	Identifiable Assets		Goodwill and Trademarks

	June 30,	Sept. 30,	June 30,	Sept. 30,
	2003	2002	2003	2002

Domestic die-cast (a)	$62,948	$60,744	$14,381	$13,769
Domestic apparel and memorabilia	123,421	122,775	61,852	61,841
Foreign die-cast	57,757	47,660	17,998	15,334
Corporate and other (b)	103,892	114,369	—	—
Eliminations	(8,224)	(7,632)	—	—

Total per consolidated financial statements	$339,794	$337,916	$94,231	$90,944

(a)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration, we pay 3% of the related product sales to Hasbro, quarterly, through May 2006. The additional consideration is added to the cost of the trademark quarterly.

(b)	Corporate and other identifiable assets includes $55.5 million in cash and cash equivalents at June 30, 2003, and $66.3 million in cash and cash equivalents at September 30, 2002.

(c)	Certain prior period amounts have been reclassified to conform to the current year presentation.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the numerators and denominators in the EPS computations for net income for the periods ended June 30 follows (in thousands):

	Three Months Ended		Nine Months Ended

	2003	2002	2003	2002

NUMERATOR:
Basic – net income	$6,311	$12,544	$21,531	$31,935
Effect of dilutive 4¾% convertible subordinated notes, tax effected interest	—	319	—	1,173

Diluted – adjusted net income before assumed conversions	$6,311	$12,863	$21,531	$33,108

DENOMINATOR:
Basic – weighted average shares	17,868	17,801	17,835	17,493
Effect of dilutive stock options and warrants	423	777	393	767
Effect of dilutive 4¾% convertible subordinated notes	—	810	—	991

Diluted – adjusted weighted average shares and assumed conversion of 4¾% convertible subordinated notes	18,291	19,388	18,228	19,251

The impact of options and warrants outstanding at June 30, 2003, for the purchase of 1.2 million shares of common stock, at an average price of $30.36 were not included in the calculation of diluted EPS for the three months ended June 30, 2003, because to do so would be antidilutive. The impact of options and warrants outstanding at June 30, 2003, for the purchase of 1.2 million shares of common stock, at an average price of $30.16 were not included in the calculation of diluted EPS for the nine months ended June 30, 2003, because to do so would be antidilutive. The options and warrants had exercise prices greater than the average market price of the common stock for the three and nine months ended June 30, 2003, but could potentially dilute EPS in the future. The impacts of outstanding 4¾% convertible subordinated notes were not included in the calculation of diluted EPS for the three and nine months ended June 30, 2003 because to do so also would have been antidilutive. The notes could potentially dilute EPS in the future.

SHAREHOLDERS’ EQUITY

We account for stock-based compensation plans under APB No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to or exceeding the fair value of the common stock on the date of grant. For SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing method with the following assumptions for the periods ended June 30:

	Three Months Ended		Nine Months Ended

	2003	2002 (a)	2003	2002

Volatility	42.4%	N/A	55.9%	57.7%
Risk-free interest rate	2.1%	N/A	2.1%	2.6%
Dividend rate	1.0%	N/A	0.7%	0.7%
Expected life of options	3 years	N/A	3 years	3 years

(a)	There were no options granted during the three months ended June 30, 2002.

Options granted to employees generally vest ratably over three years. Options granted to independent directors generally vest immediately upon grant. Had compensation costs been determined consistent with SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of stock options granted over the respective vesting period of the options, the net income and per share amounts would have been the following pro forma amounts for the periods ended June 30 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	2003	2002	2003	2002

Net Income:
As Reported	$6,311	$12,544	$21,531	$31,935
Pro Forma	$5,375	$11,731	$18,767	$29,652
Basic EPS:
As Reported	$0.35	$0.70	$1.21	$1.83
Pro Forma	$0.30	$0.66	$1.05	$1.70
Diluted EPS:
As Reported	$0.35	$0.66	$1.18	$1.72
Pro Forma	$0.30	$0.62	$1.03	$1.60

In July 2002, the Board of Directors approved a one-year program under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions. In October 2002, under this program, we purchased 110 thousand shares at a price of $18.39 per share. In July 2003, the Board of Directors approved a one-year extension under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions.

GAIN ON EXTINGUISHMENT OF DEBT

During the three and nine months ended June 30, 2003, we repurchased 4¾% convertible subordinated notes with a face value of $9.0 million, for cash of $8.9 million.

During the three and nine months ended June 30, 2002, we repurchased 4¾% convertible subordinated notes with a face value of $10.0 million and $16.0 million respectively, using 145 thousand shares from treasury and 95 thousand newly issued shares at an average price of $47.60 and using $5.7 million in cash and 145 thousand shares from treasury and 95 thousand newly issued shares at an average price of $47.60, respectively.

ALLIANCES

In November 2002, we entered into a 50/50 joint venture with TMP International, Inc, the producer of McFarlane Toys, to produce and market a new series of action figures based on NASCAR drivers. The joint venture, called Action-McFarlane LLC, will begin production in the fiscal fourth quarter.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain lawsuits and asserted and unasserted claims. We do not believe that the resolution of any such matters will have a material adverse effect on our financial position, results of operations, or cash flows.

One of our sublessees fell in arrears on lease payments during 2002. The subleases with this party include a building lease, which expires October 2009, and equipment and furniture leases, which expired October 2002. The building lease has annual lease payments of $1.0 million. We acquired the equipment and furniture under the subleases in October 2002. In fiscal 2002, we reserved $3.0 million, representing our then current estimate of the total potential loss under the building sublease agreements. In March 2003, we decided to move our corporate headquarters to this building from our current corporate headquarters, which is also a leased building. We currently estimate that the $0.9 million reserve remaining at June 30, 2003, will be adequate to cover lease payments on the current corporate headquarters building after we move, until sublet. We plan to move in late summer.

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

We have structured our operations to enable us to respond to challenging business conditions and to service higher levels of sales with limited increases in operating expenses and capital investments. The principal elements of this operating structure include the following:

•	We have the ability to exert a high degree of control over product pricing.

•	Die-cast manufacturing costs are largely fixed as a percentage of sales due to outsourcing under fixed-price contracts.

•	Royalties are paid generally as a percentage of sales.

•	Due to our agreements with distributors and QVC, incremental volume does not proportionately increase our operating expenses.

•	Research and development is limited to basic design and engineering.

•	Capital expenditures are principally limited to tooling for die-cast.

•	Functions, such as manufacturing and others outside of our core skills, are generally outsourced.

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

Due to the variable nature of most of the components of our cost of sales, our gross margin generally does not fluctuate significantly. However, certain factors do affect our gross margin, including the following:

•	product mix,

•	our ability to control product pricing,

•	the effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales,

•	the type of freight charges, and

•	additional charges related to lower than minimum order quantities and cancellation of specific purchase orders.

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

Results of Operations

The following table sets forth the percentage of total revenue represented by certain expense and revenue items for the periods ended June 30:

	Three Months Ended		Nine Months Ended

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.5	61.0	64.6	61.4

Gross profit	35.5	39.0	35.4	38.6

Selling, general and administrative	23.3	18.0	21.8	19.0
Amortization of licenses and other intangibles	1.0	0.6	1.0	0.6

Income from operations	11.2	20.4	12.6	19.0
Interest expense	(0.6)	(0.6)	(0.6)	(0.8)
Other income (expense)	0.9	(1.5)	1.0	(0.6)

Income before income taxes	11.5	18.3	13.0	17.6
Income taxes	4.3	7.1	4.9	6.8

Net income	7.2	11.2	8.1	10.8

Three Months Ended June 30, 2003, Compared with Three Months Ended June 30, 2002

Net sales decreased 21.8% to $87.6 million for the three months ended June 30, 2003, from $112.1 million in the prior year quarter. Domestic die-cast sales decreased $16.9 million, or 29.5%, from the prior year quarter while foreign die-cast sales increased $1.4 million or 21.1%. The decline in revenue was due to the $8.6 million decline in mass-merchant retailer sales and an $8.8 million decline in domestic wholesale distribution and promotion die-cast revenues due, in part, to a decline in “special paint scheme programs.” Domestic apparel and memorabilia segment sales, exclusive of trackside, decreased $3.9 million, or 13.9%, from the prior year quarter. This decrease included $4.8 million from mass-merchant retailer revenue declines, as retailers deferred shipments during the third quarter, offset by an increase of $1.0 million in wholesale distribution and promotion. Domestic apparel and memorabilia segment sales included revenues of $3.9 million from companies acquired after June 30, 2002. Trackside sales decreased 24.6% to $14.6 million from $19.3 million in the prior year quarter. The timing of the Texas race caused $2.9 million of the decline and the remainder of the decline was due to adverse weather conditions and a weak economy.

Gross profit declined to 35.5% of sales in the three months ended June 30, 2003, from 39.0% in the comparable fiscal 2002 quarter. The decline in domestic margin was attributable to die-cast product cost increases, lower volume of “special paint scheme program” die-cast sales and a program to accelerate the disposition of slow moving inventory. German die-cast margins were lower as a result of higher tooling costs. These declines in gross margin were partially offset by the impact of higher margin apparel sales being a larger component of total sales this year than last year.

Selling, general, and administrative expenses were $20.4 million compared to $20.2 million in the prior year quarter. Selling, general, and administrative expenses increased $0.2 million, despite incremental selling, general, and administrative expenses arising from companies acquired after June 30, 2002 totaling $1.1 million. We obtained selling, general, and administrative expense reductions by continued strong cost controls.

Amortization of licenses and intangibles for the three months ended June 30, 2003, includes $0.1 million in incremental expenses arising from companies acquired in fiscal 2002.

Interest expense of $0.5 million for the three months ended June 30, 2003, was $0.1 million lower than interest expense for the prior year quarter as a result of convertible subordinated note repurchases.

Other income (expense) included $0.8 million of foreign currency translation gains in the three months ended June 30, 2003. The gains resulted from the impact the 5.7% improvement in the euro-to-U.S. dollar exchange rate had on German advances payable, which are denominated in U.S. dollars. Other income (expense) also included gains on extinguishment of debt of $34 thousand and losses on extinguishment of debt of $1.6 million for the three months ended June 30, 2003 and 2002, respectively.

The effective tax rate of 37.4% in the three months ended June 30, 2003, reflected current expectations for the effective tax rate for fiscal 2003 and was slightly lower than the 38.9% effective tax rate in the prior year quarter.

Nine Months Ended June 30, 2003 Compared with Nine Months Ended June 30, 2002

Net sales decreased 10.8% to $264.5 million for the nine months ended June 30, 2003, from $296.4 million in the prior year period. Domestic die-cast sales decreased $42.9 million, or 27.1%, from the prior year period while foreign die-cast sales increased $3.9 million, or 18.2%. The decline in revenue was due to the $2.8 million decline in mass-merchant retailer sales and a $38.7 million decline in domestic wholesale distribution and promotion die-cast revenues due to a decline in “special paint scheme programs” and the previously reported Monte Carlo and Pontiac re-tooling issue. The re-tooling is now complete. Other products and distribution channels showed strength and partially offset the decline in die-cast revenues. Domestic apparel and memorabilia segment sales, exclusive of trackside, increased $11.8 million, or 15.8%, from the prior year period. This increase included $2.6 million from mass-merchant retailers, and an increase of $9.1 million in wholesale distribution and promotion. Domestic apparel and memorabilia segment sales included revenues of $14.2 million from companies acquired after June 30, 2002. Trackside sales decreased 10.8% to $35.0 million from revenues of $39.2 million in the prior year. The decrease in trackside revenues was due to adverse weather conditions and a weak economy.

Gross profit declined to 35.4% of sales in the nine months ended June 30, 2003 from 38.6% in the comparable fiscal 2002 period. The decline in domestic margin was attributable to die-cast product cost increases, lower volume of “special paint scheme program” die-cast sales and a program to accelerate the disposition of slow moving inventory. German die-cast margins were lower as a result of higher tooling costs. These declines in gross margin were partially offset by the impact of higher margin apparel sales being a larger component of total sales this year than last year.

Selling, general, and administrative expenses were $57.6 million in the nine months ended June 30, 2003, compared to $56.3 million in the prior year period. Selling, general, and administrative expenses increased only $1.2 million, despite incremental selling, general, and administrative expenses arising from companies acquired in fiscal 2002 totaling $4.4 million. We obtained selling, general, and administrative expense reductions by continued strong cost controls.

Amortization of licenses and intangibles for the nine months ended June 30, 2003, includes $0.4 million in incremental expenses arising from companies acquired in fiscal 2002.

Interest expense of $1.7 million for the nine months ended June 30, 2003, was $0.6 million lower than interest expense for the prior year period as a result of convertible subordinated note repurchases.

Other income (expense) included $3.1 million of foreign currency translation gains in the nine months ended June 30, 2003. The gains resulted from the impact the 17.4% improvement in the euro-to-U.S. dollar exchange rate had on German advances payable, which are denominated in U.S. dollars. Other income (expense) also included $34 thousand in gains on extinguishment of debt for the nine months ended June 30, 2003 and $1.4 million in losses on extinguishment of debt in the nine months ended June 30, 2002.

The effective tax rate of 37.4% in the nine months ended June 30, 2003, reflected current expectations for the effective tax rate for fiscal 2003 and was slightly lower than the 38.8% effective tax rate in the prior year period.

Liquidity and Capital Resources

Working capital improved $4.7 million to $122.2 million at June 30, 2003, from $117.5 million at September 30, 2002. Cash decreased $9.0 million to $60.6 million at June 30, 2003, from $69.6 million at September 30, 2002. Cash decreased due to net property and equipment expenditures ($26.9 million), repurchase of convertible notes ($8.9 million); common stock purchases for treasury ($2.0 million), dividends to common shareholders ($1.6 million), and other activities. The decreases in cash were offset by increases in cash for collection of receivables ($11.7 million), a 3-year, 5.2% mortgage on the building expansion in Germany ($3.0 million), and cash generated from operations.

Days sales outstanding, calculated on quarterly sales, increased to 52.1 days as of June 30, 2003, compared to 51.0 days as of September 30, 2002, and 41.2 days as of June 30, 2002. The increase in days sales outstanding from June 30, 2002, reflects the overdue balance of one large customer that was collected in July.

At June 30, 2003, inventories increased $2.2 million over amounts at March 31, 2003, $4.9 million over amounts at September 30, 2002, and $14.3 million over amounts at June 30, 2002. However, die-cast inventories declined $0.3 million from amounts at March 31, 2003, declined $1.5 million from amounts at September 30, 2002, and increased $1.2 million from amounts at June 30, 2002. Apparel and other inventories increased in each period due to companies acquired subsequent to June 30, 2002, seasonal fluctuations, and delayed mass retail shipments. Backlog was approximately $80 million at June 30, 2003, and $90 million at September 30, 2002.

As of June 30, 2003, 4¾% convertible subordinated notes with a face value of $29.9 million were outstanding. The subordinated notes are convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on notes is payable semi-annually on April 1 and October 1 of each year. The notes mature on April 1, 2005. The notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior indebtedness, as defined in the notes. The indenture governing the notes does not limit or prohibit our company or our subsidiaries from incurring additional debt, including senior indebtedness. We have the option to redeem the notes in whole or in part at any time, at redemption prices set forth in the indenture governing the notes. Upon the occurrence of a “change in control” or a “termination of trading,” as defined in the indenture, the holders of the subordinated notes will have the right to require us to repurchase all or any part of such holders’ notes at 100% of their principal amount, plus accrued and unpaid interest.

Net capital expenditures related principally to ongoing investments in tooling, investments made to upgrade our IT systems in Charlotte, North Carolina, the installation of a point-of-sales system in trackside trailers and building additions in Charlotte, North Carolina and Aachen, Germany. Capital expenditures totaled $26.9 million for the nine months ended June 30, 2003, and included $6.0 million applicable to foreign operations. Net capital expenditures for 2003 are expected to approximate $30 million for the fiscal year.

On March 12, 2003, we entered into an amendment to the loan and security agreement with Bank One that increased the revolving credit facility, modified certain covenants, and extended the term of the agreement through March 31, 2005. The amended agreement provides for a revolving credit facility of $35 million. The agreement provides for borrowings of up to $20 million to support letters of credit, to the extent not utilized for borrowings. Prior to the amendment, the revolving credit facility was $20 million. Outstanding letters of credit totaled $18.1 million at June 30, 2003.

The line of credit bears interest at Bank One’s base rate or LIBOR plus 2.5%. We pay a commitment fee of 0.5% of the average unused credit facility and a fee of 1.0% of the average undrawn letters of credit.

Under the agreement, as amended, we are required to meet certain financial tests principally related to ratios of debt coverage, total liabilities to tangible net worth, and funded indebtedness to EBIDA (earnings before interest, depreciation, and amortization). We were in compliance with those covenants at June 30, 2003. We have never borrowed under the agreement, originally dated September 2000.

In July 2002, the Board of Directors approved a one-year program under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions. In October 2002, under this program, we purchased 110,000 shares at a price of $18.39 per share. In July 2003, the Board of Directors approved a one-year extension under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions.

In September 2002, we initiated an ongoing quarterly dividend policy with an initial dividend of $.03 per share. A summary of dividends paid on common stock after September 30, 2002 follows (in thousands, except per share data):

Amount	Rate Per Share	Declaration Date	Record Date	Paid

$535	$0.03	September 19, 2002	October 10, 2002	October 28, 2002
$535	$0.03	December 2, 2002	December 23, 2002	January 13, 2003
$535	$0.03	March 5, 2003	March 21, 2003	April 14, 2003
$894	$0.05	June 2, 2003	June 13, 2003	July 14, 2003

Dividend accruals are included in accrued expenses.

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

The functional currency for our foreign operation is the euro. As such, changes in exchange rates between the euro and the U.S. dollar could adversely affect our future earnings. Given the level of income we currently derive from our foreign operations, we consider exposure to be minimal. At June 30, 2003, however, we had $20.8 million in intercompany advances to our German subsidiary denominated in dollars for which the euro exchange rate gain or loss is credited or charged to results of operations.

We currently use a derivative as part of our risk management strategy. In June 2003 we entered into a foreign currency forward designed to offset 25% of the effect changes in the euro exchange rate have on earnings related to the intercompany advances of our German subsidiaries denominated in dollars. This forward does not qualify for hedge accounting and is recorded on the balance sheet at fair value. Changes in fair value are recorded each period in other income (expense). At June 30, 2003, this forward with a notional value of 5 million euros ($5.8 million as of June 30, 2003), maturing in November 2003, remained unsettled. The notional amount does not quantify risk or represent our liability, but is used in calculation of cash settlements under the contract. As of June 30, 2003, $35 thousand of net unrealized losses on the contract were recorded in other income (expense).

We are exposed to credit risk in the event of non-performance by the counterparty. However, the counterparty to this transaction is a major financial institution we deem credit worthy. We do not anticipate non-performance.

ITEM 4. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 2. Changes in Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submissions of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a current report on Form 8-K, dated April 28, 2003, reporting that we issued a press release announcing our second quarter fiscal year 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date

/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	July 29, 2003

/s/ R. David Martin R. David Martin	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	July 29, 2003

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002