Form 10-K
period 2003-09-30
ACTION PERFORMANCE COMPANIES INC
filed 2003-12-16
CIK 892147

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

Commission file number 0-21630

ACTION PERFORMANCE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

ARIZONA	86-0704792
(State of Incorporation)	(I.R.S. Employer Identification No.)

1480 South Hohokam Drive
Tempe, Arizona 85281
(602) 337-3700
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]  No [   ]

The aggregate market value of Common Stock held by nonaffiliates of the registrant (15,996,853 shares) based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on March 31, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $338,333,441. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 1, 2003, there were outstanding 18,284,844 shares of registrant’s common stock, par value $.01 per share.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ACTION PERFORMANCE COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED SEPTEMBER 30, 2003

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our expectations, anticipation, intentions, beliefs, or strategies regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2004 and thereafter; our strategy to cultivate new license agreements, pursue strategic acquisitions and alliances, and increase our mass-market distribution; and the success of particular product or marketing programs. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business - Risk Factors”.

i

PART I

ITEM 1. BUSINESS

Introduction

We are the leading designer and marketer of licensed motorsports products related to NASCAR, including die-cast scaled replicas of motorsports vehicles, apparel, and memorabilia. NASCAR is the most prominent motorsports sanctioning body in the United States and sanctions the Nextel Cup (formerly Winston Cup) series of stock car races. We currently have exclusive license agreements with many of the most recognized names in NASCAR. We also design and sell products relating to other motorsports, including racing sanctioned by the NHRA, Formula One, the IRL, IROC, and the World of Outlaws. We distribute our products through a broad range of channels, including a network of wholesale distributors, leading mass-market retailers, mobile trackside stores, QVC, and our members-only collectors’ club catalog. Sales of our products related to NASCAR represented approximately 80% of our revenue during fiscal 2003 and we expect sales of our products related to NASCAR will represent approximately 70% of our revenue in fiscal 2004 as a result of recent acquisitions (See “Recent Acquisitions”).

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

We derive approximately 50% of our revenue from sales of licensed die-cast scaled replicas of motorsports vehicles in the collectible and mass-retail markets. In the United States, we market our Action Racing Collectables, AP, Revell, and Brookfield Collector’s Guild collectible die-cast brands primarily through our network of wholesale distributors. We market our Winner’s Circle brand die-cast products to mass-market retailers and our RCCA brand though our collectors’ club, which is managed by QVC. In Germany, we market our Minichamps collectible die-cast brand primarily through a worldwide network of wholesale distributors.

We derive approximately 35% of our revenue from sales of licensed apparel, gifts, and memorabilia. These products are marketed in the United States primarily under our Chase Authentics brand and Winner’s Circle brand. We market our Chase Authentics brand products through wholesale distributors and our Winner’s Circle brand products to mass-market retailers.

We derive approximately 15% of our revenue from trackside sales in the United States. We market Chase Authentics brand apparel and memorabilia and Action Racing Collectables brand die-cast at mobile trackside stores. Approximately 90% of our trackside sales are derived from the sale of apparel and memorabilia. As our revenues grow, we anticipate trackside sales will decrease as a percentage of total revenue.

In this report, we refer to various distinct segments of motorsports racing, including the National Association of Stock Car Auto Racing, or NASCAR; the National Hot Rod Association, or NHRA; Formula One; the Indy Racing League, or IRL; and International Race of Champions, or IROC; and the World of Outlaws.

Our fiscal year ends September 30. In this report, unless otherwise noted, “2003”, “2002”, “2001”, “2000”, and “1999”, refer to our fiscal years.

Our website is located at www.action-performance.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NYSE regulations. The documents are also available in print to any shareholder who requests by contacting our corporate secretary at the company offices.

The Motorsports Industry

Motorsports is one of the fastest growing spectator sports in the United States. Racing formats in the United States include, among others, NASCAR, NHRA, IRL, IROC and World of Outlaws.

The most popular auto racing format in the United States is stock car racing, the racing of specially equipped standard passenger automobiles. The most prominent stock car sanctioning organization is NASCAR, which was founded and developed in the late 1940’s in the southeastern United States. Today, NASCAR operates three primary racing series: The Nextel Cup (formerly Winston Cup), the Busch Grand National, and the Craftsman Truck Series, each with races throughout the United States. Of these, the Winston Cup, which in the 2003 season consisted of 39 televised events, is the most popular in terms of attendance and television viewership. The Busch series included 34 racing events in the 2003 season, and the Craftsman Truck series included 25 events. We focus our product offerings on the Nextel Cup (formerly Winston Cup) items. Busch series and Craftsman Truck series product offerings are limited primarily to promotional items.

Sales of our products related to NASCAR represented approximately 80% of our revenue during fiscal 2003. Based on television viewership and trackside attendance, motorsports racing is one of the most watched and fastest growing sports in the United States. Television ratings grew in 2001, due in part to a six-year, $2.4 billion television broadcast contract with FOX, NBC, and their affiliates. During the 2001 season, the first year of the new contract, average household viewership of Winston Cup increased 36% compared with 2000. In the 2002 season, the trend continued with NBC/TNT ratings increasing from 3.8 to 4.3 and Fox maintaining a 5.8 rating. Television ratings in the 2003 season were comparable to those in the 2002 season, with NASCAR the second most watched regular season sport, second only to the NFL. NASCAR Winston Cup viewership increased 3%, growing from 5.1 million in the 2001 season to 5.26 million in the 2002 season. Busch and Craftsman Truck Series viewership increased 10% and 2%, respectively.

Since 2000, new speedways have been opened in the Kansas City and Chicago metropolitan areas. These new speedways are bringing NASCAR and other major motorsports events to new geographic markets with much larger population bases than many of the traditional NASCAR venues located in the southeastern United States, further expanding the awareness of NASCAR racing. In 2004, NASCAR has moved an event held in 2003 in a geographic market with a smaller population base to a track in a geographic market with a larger population base.

In June 2003, NASCAR changed the name of its top racing series from the “Winston Cup” to the “Nextel Cup”. The change was the result of NASCAR signing NEXTEL as the sponsor of its top series for a 10-year period, starting with the 2004 season. The Nextel agreement ended 33 years of R.J. Reynolds sponsorship of the series, branded the Winston Cup.

According to NASCAR research, NASCAR boasts more Fortune 500 primary and major associate sponsors than any other sport in the United States and NASCAR ranks fourth behind the NFL and NCAA in major sports licensed product sales, reporting an estimated $1.4 billion in calendar 2002. The demographic profiles and loyal fan bases in motorsports have attracted significant corporate sponsorship to many aspects of the motorsports industry. Sponsors support racing team and venue operations, seek driver endorsements, and sponsor major media coverage of motorsports. Major corporate sponsors of motorsports include the major automobile manufacturers, consumer product companies, and nationally recognized retail organizations.

We believe that the long-term nature of the broadcast contracts will provide the incentive for networks to promote events heavily to increase ratings, further the reach of NASCAR popularity into less penetrated markets, and accelerate corporate sponsorship.

Our Competitive Strengths

We believe our leading market position is a result of the following competitive strengths:

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

High Quality and Authenticity

Our well-recognized brands are known for high quality and authenticity, providing us with a solid base of existing customers as well as an attractive platform to launch new products. We believe that the significant time and effort we devote to the quality and authenticity of our products enhances their appeal and attractiveness to motorsports fans.

Broad Distribution

We have established a broad range of distribution channels through which our products are marketed, including a network of wholesale distributors that sell to thousands of specialty retailers; leading mass-market retailers, including Wal-Mart, Kmart, Target, and Toys “R” Us; mobile trackside stores; QVC; our collectors’ catalog club; and the goracing.com Internet site.

Highly Scalable Operating Model

Our operating model allows us to service higher levels of sales with limited increases in operating expenses and capital investment. The principal elements of this operating structure include the following:

•	We have the ability to exert a high degree of control over product pricing.

•	Manufacturing costs are largely fixed due to outsourcing under fixed-price contracts.

•	Royalties are paid generally as a percentage of sales.

•	Due to our agreements with distributors and QVC, incremental volume does not proportionately increase our operating expenses.

•	Research and development is limited to basic design and engineering.

•	Capital expenditures are principally limited to tooling for die-cast.

•	Functions, such as manufacturing and others outside of our core skills, are generally outsourced.

This model allows us to focus on our core strengths, which are the design and marketing of motorsports products and innovative programs that appeal to motorsports fans. Because we strive to structure our operations, so that many of our operating expenses are fixed, increases in sales generally will result in increased operating margins. We can limit advertising expenditures and still increase revenues given the nature of our licensed products.

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

Pursuing Strategic Acquisitions and Alliances

We plan to pursue opportunities to acquire other businesses and form strategic alliances that fit our current business model and broaden our product offerings, add distribution channels, increase management depth, or otherwise offer growth opportunities. Recently, we have completed acquisitions consistent with this strategy. In May 2001, we acquired the Winner’s Circle trademark, helping us to gain entry into the mass-retail market for die-cast scaled replicas. From June 2002 through September 2003, we completed several acquisitions, which broadened our product offerings, added distribution reach, or increased management depth. In June 2002, we acquired Trevco Trading Corp, which designs and distributes primarily licensed seasonal gift products, including products under NASCAR driver and team licenses, primarily to the mass-retail market. In July 2002, we acquired terry and golf product businesses, which we operate as McArthur Towel and Sports, Inc. In September 2002, we acquired a designer and marketer of premium licensed leather jackets and other apparel, which we operate as Jeff Hamilton Collection, Inc. In September 2003, we acquired Funline Merchandise Co., Inc., a marketer and distributor of stylized die-cast motorsports vehicles, historically operating in the mass-retail market.

Selectively Increasing Our Mass-Market Distribution and Establishing New Distribution Channels

We plan to continue to increase our penetration of mass-market distribution channels and establish new distribution channels in order to expand the market for our products. For example, during 2001, we entered the mass-retail market for die-cast scaled replicas of motorsports vehicles, and certain of our products are now sold in Wal-Mart, Kmart, Toys "R" Us, and Target. Through acquisitions in 2002 and 2003, we further expanded our mass-market retail presence. In addition, we plan to continue to enhance our other distribution channels, which include the following:

•	our distributor network, which targets specialty retailers;

•	our mobile trackside stores, which target motorsports event attendees;

•	our collectors’ club, which is managed by QVC;

•	direct response television and e-business;

•	through our agreement with QVC;

•	special promotion programs; and

•	catalog-merchandising programs targeted at corporate motorsports sponsors.

Increasing Our Development of Special Promotional Programs

Our focus is to continue creating and conducting special promotional programs under our licensing agreements that allow us to generate new product designs with entertainment and sports properties. Special promotional programs typically involve one-time productions of our licensed die-cast collectibles, apparel, and memorabilia. These promotions often focus on milestones, such as the 100th Anniversary of The New York Yankees, or spotlight new entertainment releases, such as the release of Warner Brothers movie Terminator 3: Rise of the Machines. In association with Warner Brothers, we designed racecars themed around the Terminator 3: Rise of the Machines movie for five drivers, representing various racing series, such as NASCAR, IRL, and NHRA. These unique items are then sold through our sales channels and distribution chains. Since these items are unique, we increase demand beyond our standard paint schemes.

We plan to continue to engage in discussions and contact third parties to bring additional special promotions to a variety of racing series. All programs are intended to increase brand awareness and name recognition, as well as to increase excitement in the sport, enabling us to sell additional quantities of our product.

Continuing to Enhance Existing and Introducing New Products

We continually seek to enhance our existing products and to introduce new products that appeal to motorsports enthusiasts. During the last three years, we have launched several new products, such as die-cast replicas of raced versions of motorsports vehicles, replica die-cast engines, and a NASCAR gift line. We added the existing product lines of the acquired entities and intend to expand each of the acquired product lines by adding NASCAR-licensed product.

Recent Acquisitions

In June 2002, we acquired Trevco Trading Corp. Trevco designs and distributes primarily licensed seasonal gift products, including products under NASCAR driver and team licenses. Products are produced by a contract manufacturer in China and sold on a direct import basis, by both in-house and independent sales representatives to mass retailers, many of which were not our customers historically. We have entered into a long-term outsourcing agreement with Trevco’s contract manufacturer to continue current production and to design and produce future product lines. We have enhanced the historical product line with our licenses and sell those products to mass-retailers and through our domestic distributors. We believe we broadened our management depth in gift design, procurement, and marketing with the acquisition.

In July 2002, we acquired terry and golf product businesses, which operate as McArthur Towel and Sports, Inc. McArthur distributes terry and golf products primarily to specialty retailers and institutions. A portion of the acquired product line is decorated with team logos under licenses with professional teams in the National Football League, National Hockey League, National Basketball Association, Major League Baseball, Professional Golf Association, and colleges and universities. We distribute the products to teams for in-stadium promotions and to specialty and mass retailers, golf pro shops, and other organizations that promote and sponsor events with licensed premiums and gifts. We are expanding the existing products by designing and producing similar specialty licensed products with our licensed NASCAR driver and team logos and images. We are also designing and distributing to the specialty retailers die-cast decorated with team logos under licenses with professional teams. We also believe the acquisition allowed us to broaden our management depth in corporate promotions.

In September 2002, we acquired a producer of premium leather jackets and other apparel, which we operate as Jeff Hamilton Collection, Inc. In connection with the acquisition, we purchased the “Jeff Hamilton” marks. A portion of the product line is decorated with team logos under licenses with the NBA, NFL, and other major sports leagues. The product is marketed primarily to specialty fashion and other “upstairs retail” channels. We are expanding this product line by leveraging our existing licenses into new, high-margin products for our NASCAR distribution channels. We believe we have enhanced our apparel design capabilities as a result of the acquisition.

In September 2003, we acquired Funline Merchandise Co., Inc., a distributor of stylized non-NASCAR motorsports die-cast. Funline distributes Muscle Machines, Jesse James WEST COAST CHOPPERS™, and other popular die-cast collectible vehicles. Funline distributes its products primarily to the mass-merchant retail market. Since these products are sold at lower price-points than our NASCAR die-cast product lines, we intend to use the Funline products and price points with our existing distribution channels. We are expanding the existing products by designing and distributing similar stylized die-cast vehicles with our licensed NASCAR driver and team logos and images to sell in other distribution channels. We believe we have enhanced our product line as a result of the acquisition. We also believe the acquisition allowed us to broaden our management depth in dealing with product design and trade processes in China.

Licenses

We focus on developing long-term relationships with, and we engage in comprehensive efforts to license, popular drivers, team owners, and other personalities in each top racing category, their sponsors, various sanctioning bodies, and others in the motorsports industry. Through these licensing efforts, we develop opportunities to market innovative products that appeal to motorsports enthusiasts. We believe that our license agreements with top racecar drivers and other licensors significantly enhance the consumer appeal and marketability of our products. By aligning our company with top racing personalities and providing them with a broad range of revenue opportunities, we believe that we will be able to leverage those relationships to attract additional licensors in order to generate increased revenue for our company as well as increased earnings for the licensors.

Significant Driver License and Endorsement Agreements; Significant Team Owner Licenses

We have long-term license agreements with former NASCAR Winston Cup Points champions Dale Earnhardt, Jeff Gordon, Dale Jarrett, Bobby Labonte, Tony Stewart, Rusty Wallace, and 12-time NHRA Funny Car champion John Force. These licenses generally provide us with a right of first refusal to market certain die-cast, apparel, and other products bearing the driver’s name and likeness. The license agreements also generally provide that, to the extent that we exercise our right of first refusal, the driver will not personally market and will not permit others to market, through the same channels of distribution used by our company, any products bearing the driver’s likeness that are the same or similar to products marketed by our company. Each of the license agreements requires us to pay the licensor royalties based on a percentage of the wholesale or retail price of licensed products that we sell. Certain of the license agreements also provide for minimum guaranteed royalty payments each year during the term of the agreement. Certain of these license agreements give the licensors the right to terminate or significantly shorten the term of the agreements if our business is sold or transferred or if there is a significant change in our management team.

We also have personal service and endorsement agreements with popular racecar drivers. During the term of the endorsement agreements, we have the right to use the driver’s name, likeness, signature, and endorsement in connection with the advertisement, promotion, and sale of the die-cast collectibles and other products approved by the driver and marketed by our company.

We also have license agreements with several of the most popular NASCAR race car team owners, including Chip Ganassi Racing; Dale Earnhardt, Inc. and The Estate of Dale Earnhardt, Inc.; Evernham Motorsports, LLC; JG Motorsports, Inc.; Redline Sports Marketing, Inc., which is the licensing entity for the Joe Gibbs race teams; Richard Childress Racing Enterprises, Inc.; and Robert Yates Racing, Inc. The team owner licenses provide us with either the exclusive right or a right of first refusal to market certain products bearing the likeness and number of each owner’s NASCAR cars and other racing vehicles. To the extent that we exercise our right of first refusal, the team owner licenses provide that the licensor will not permit others to market, through the same distribution channels used by our company, any of the licensed products. Certain of the team owner licenses also provide that the licensors will not directly market any of the licensed products through such channels. Each of the license agreements with the team owners requires us to pay the licensor royalties based on a percentage of the wholesale or retail price of licensed products that we sell. Certain of the license agreements also provide for minimum guaranteed royalty payments to the licensors.

The following table sets forth certain information with respect to the license or personal service agreements with the drivers and team owners described above:

Licensor	Driver	Expiration Date

The Estate of Dale Earnhardt and Dale Earnhardt, Inc.	Dale Earnhardt	November 7, 2011

Jeff Gordon and JG Motorsports, Inc.	Jeff Gordon	December 31, 2005

Rusty Wallace and Rusty Wallace, Inc.	Rusty Wallace	December 31, 2007

John Force and John Force Racing, Inc.	John Force	December 31, 2007

Robert Yates Racing, Inc.	Dale Jarrett	December 31, 2017
Elliott Sadler

Richard Childress Racing Enterprises, Inc.	Kevin Harvick	May 23, 2012
Robby Gordon

Redline Sports Marketing, Inc. (Joe Gibbs race teams)	Bobby Labonte	December 31, 2006
Tony Stewart

Dale Earnhardt, Inc.	Dale Earnhardt, Jr.	December 31, 2005
	Michael Waltrip	December 31, 2004

Evernham Motorsports, LLC	Bill Elliott, Jr.	May 23, 2012
Jeremy Mayfield
Kasey Kahne

Chip Ganassi Racing	Sterling Marlin	December 31, 2011
Casey Mears
Jamie McMurray

Additional Product Licenses

We maintain other licenses with various other drivers, car owners, sponsors, and manufacturers, including other NASCAR drivers, on a non-exclusive basis, NHRA drivers and teams, Formula One teams, Ford Motor Company, several divisions of General Motors Corp., and Daimler-Chrysler. We also maintain licenses for some products with professional sports organizations, such as the National Basketball Association, National Football League, National Hockey League, Major League Baseball, and various professional sports franchises and collegiate sports teams.

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

We have a license agreement with NASCAR that gives us the non-exclusive right to use the “NASCAR” name and logo on all of our NASCAR-related products and product packaging as well as on related sales, marketing, and promotional materials. We pay NASCAR royalty payments based on a percentage of the wholesale or retail price of licensed products that we sell. The license agreement had an original expiration of October 7, 2003, with respect to licensed products that bear both the NASCAR mark and the name, image, or likeness of a NASCAR driver, team, or track, automatically renewed for a five year period beginning October 7, 2003, and automatically renews for an additional five-year period beginning October 7, 2008, unless there is an event of default, as defined in the license agreement.

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

Products

Our principal products are die-cast scaled replicas of actual motorsports vehicles, apparel, and memorabilia. We added seasonal gifts, leather jackets, terry products, and stylized die-cast motorsports vehicles to our product lines through acquisitions in 2002 and 2003.

Die-cast

We design our collectible die-cast products as high-quality collectible items. We design and market replicas of motorsports-related vehicles that are constructed using die-cast bodies and chassis with free-spinning wheels and tires. The die-cast replicas that we offer in the United States relate principally to the NASCAR Nextel Cup (formerly Winston Cup) and NHRA drag racing. In Germany, we offer Formula One and high-end auto manufacturer die-cast replicas. Since our September 2003 acquisition of Funline, we also offer stylized non-NASCAR motorsports die-cast.

Our die-cast replicas are scaled replicas of actual racing vehicles, pit wagons, trucks and trailers, and vehicle transporters. We produce our die-cast replicas to a reduced scale of the actual size of the vehicle, ranging from scales of 1:9 to 1:96, with the predominant scales being 1:24 and 1:64. Many of our die-cast replicas include features, such as opening hoods and trunks, detailed engines, and working suspensions. We also devote a significant amount of time and effort to the production of our die-cast replicas to assure that the resulting products display a level of quality and detail that is superior to competing products.

We sell approximately 90% of our die-cast replicas on a wholesale basis. At retail, our die-cast replicas price ranges vary depending on size, type of vehicle, and level of detail. Our 1:24 scale product is priced at retail at prices ranging from approximately $40.00 to $120.00 and typically retail from $60.00 to $70.00. We offer our die-cast replicas primarily through our wholesale distributor network to specialty retailers, our collectors’ club, and direct response television through our relationship with QVC, our trackside stores, and special promotional programs.

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

We design and market licensed miniature die-cast replicas for the mass-retail market through our Winner’s Circle brand of products. Our Winner’s Circle die-cast products range in price at retail from $5.00 to $20.00, depending on size, type of vehicle, and level of detail.

We believe that our presence in the mass-retail die-cast market furthers our strategy to expand our presence in licensed die-cast racecar replica marketing channels and expands our line of licensed motorsports merchandise for mass-retail customers to include both die-cast products and apparel. Prior to our acquisition of the Winner’s Circle brand and related die-cast inventory and tooling from Hasbro Inc. in May 2001, we licensed to Hasbro the rights to produce specific motorsports-related products for sale in the mass-market. The mass-market die-cast products manufactured and marketed under the Winner’s Circle brand are distinct from and are designed not to compete directly with our limited edition motorsports die-cast collectible products.

The Funline die-cast product line, acquired in late 2003, has been designed and marketed for the mass-retail market and ranges in price at retail from $2.00-$20.00, depending on size, type of vehicle, and level of detail.

Apparel and Memorabilia

We design and market various licensed motorsports apparel, including t-shirts, jackets, hats, and memorabilia, such as coffee mugs, ornaments, towels, key chains, and tote bags. Each of these products generally features the name, likeness, image, and car number of a popular racecar driver or other licensed logos and images.

Our licensed motorsports apparel items utilize creative designs that are printed or applied to high-quality shirts, hats, jackets, and other products. We design and sell our motorsports apparel products in a wide range of styles and sizes. We distribute our apparel and memorabilia products to mass-market retailers, through mobile trackside stores, and to wholesale distributors.

We sell Winner’s Circle branded apparel to mass-market retailers. Most of our apparel that is sold in other distribution channels bears our “Chase” brand marks, including “Chase Authentics” and a stylized “C,” which is generally embroidered on the shirt cuff or pocket. NASCAR drivers, including Jeff Gordon, Dale Jarrett, Bobby Labonte, Terry Labonte, and Rusty Wallace, have agreed, subject to certain exceptions, to assure that licensed apparel products bearing their names, likeness, or signatures will also bear “Chase” brand marks. These drivers have also agreed to endorse Chase-branded apparel as the exclusive trackside apparel of the top NASCAR drivers.

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

Wholesale Distribution Network

Die-cast collectibles and apparel and memorabilia products are marketed on a wholesale basis through distributors. Virtually all of the products of our U.S. operations are distributed by 17 U.S. distributors to dealers in the United States and Canada. The products of our German operations are distributed worldwide through a network of 45 distributors operating in 45 countries throughout the world. The distributors solicit orders for our die-cast and apparel products from thousands of specialty retailers throughout the United States and thousands of specialty retailers in other countries throughout the world. The retailers include stores specializing in motorsports collectibles and apparel, stores specializing in other sports collectible items, and a limited number of hobby shops.

Mass-Market Retailers

Our in-house sales force and independent representatives market our Winner’s Circle die-cast products on a wholesale basis to major discount and department stores, such as Wal-Mart, Kmart, Toys “R” Us, and Target. We also utilize our in-house sales force and independent representatives to market motorsports apparel and memorabilia products on a wholesale basis to the same discount and department stores, and to automotive retail stores and convenience stores.

Collectors’ Club

We market certain of our die-cast collectibles, for exclusive periods, through our collectors’ club. Club members pay a lifetime membership fee to QVC that entitles them to receive a membership kit and monthly catalogs. The collectors’ club has approximately 80 thousand active members who have made a purchase in the last year.

Under a ten-year outsourcing and exclusive supply agreement, QVC assumed responsibilities for the day-to-day marketing and distribution operations of our collectors’ club in 2001. Under the agreement, we retain ultimate control over the decision-making processes regarding pricing, production quantities, marketing, and promotion of the products to be sold to club members.

QVC Direct Response Television and Internet

We sell our products to QVC, which markets and sells our die-cast collectible products during a weekly television program on QVC called “For Race Fans Only.” Viewers can order our products, which are generally products that we sell to our wholesale distributors, but have been specially produced and packaged, and are marked “For Race Fans Only.”

We market our die-cast products, apparel, and memorabilia products through our goracing.com Internet site, which serves as an online motorsports retail store. Through a ten-year agreement, QVC has assumed the day-to-day responsibility for operating and promoting our Internet site and processing online orders.

Mobile Trackside Stores

We operate approximately 30 fully equipped trackside stores to capitalize on the large base of potential customers that attend NASCAR-sanctioned races and other events throughout the United States. Some or all of our mobile trackside stores travel to each NASCAR Winston Cup race (39 events in 2003) as well as to other selected racing events. Each mobile trackside store is decorated with the logos and color scheme of a particular racing team and driver and sells a complete assortment of licensed motorsports die-cast collectibles, apparel, and memorabilia dedicated to that team and driver. These mobile stores represent the only authorized trackside opportunities for racing enthusiasts to purchase motorsports products using the name and likeness of the driver and racing team featured in the store.

Promotional Programs

We develop, design, and implement extensive special promotional programs that feature themes or events intended to reinforce brand and corporate awareness for sponsors and other entities, while increasing the market for our company’s products. These promotions often involve the top drivers in a variety of motorsports series. We design and market a broad variety of specially designed die-cast vehicles, apparel, and memorabilia for these programs. For example, in association with Warner Brothers, we designed racecars themed around the Terminator 3: Rise of the Machines movie, for five drivers that were raced in NASCAR, IRL, and NHRA events during 2003. Other associations led to special promotions in 2003 with KISS, Major League Baseball, and Nickelodeon.

In addition to our special promotional programs, we work with large corporate sponsors to design and create promotional programs aimed at increasing the awareness of their brands and encouraging consumers to purchase their products. We provide all levels of creative services (design, graphic layout, and advertising support) and have the capacity to produce a wide array of promotional products, such as die-cast replica racecars, t-shirts, and hats. We also provide in-house marketing and distribution support for these promotional programs, including in-bound order processing and order fulfillment. For some programs, corporate sponsors use our products developed for their program as a free or low-cost award with the purchase of their own products, as sweepstakes offers, as employee gifts or other promotions. We have successfully completed recent programs for United Parcel Service, NAPA Auto Parts, and General Motors. The products that we develop and sell in conjunction with these programs generally are sold directly to the sponsors rather than through our usual distribution channels.

Design and Production

Die-cast Scaled Vehicles

We design each die-cast replica that we market. Many of our die-cast replicas include features, such as opening hoods and trunks, detailed engines, and working suspensions. We also devote a significant amount of time and effort to the production of our die-cast replicas to assure that the resulting products display a level of quality and detail that is superior to competing products. For example, we produce most of our die-cast replicas with pad printing instead of stickers or decals. Our mass-market die-cast replicas have fewer features than our die-cast replicas.

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

Virtually all of our die-cast replicas marketed in the United States are manufactured under an agreement with Early Light Industrial Co. Ltd., a manufacturer in China. We have had a relationship with Early Light since 1994. The term of the agreement currently extends through October 31, 2006 and automatically renews for five successive one-year periods unless terminated by either party by giving written notice to the other party at least 90 days prior to the end of the then-current term.

We own the tooling that Early Light uses to produce die-cast replicas for our company, and we have partial control over the production of our die-cast replicas under the manufacturing agreement. We invested $16.6 million in 2003 and expect to invest $9.0 million in 2004 for tooling used in manufacturing by Early Light. We believe the breadth and quality of the tooling program provides us with a competitive advantage in the motorsports collectible market.

We believe that Early Light is dedicated to high quality and productivity as well as support for new product development. There are significant risks, however, inherent in relying on a single manufacturer for a substantial portion of our die-cast products.

We source the die-cast collectibles marketed by our German operations from other manufacturers in China. We invested $6.7 million in 2003 for tooling, which is used by these manufacturers. We currently do not have a formal, long-term agreement with any of these manufacturers.

We source the die-cast stylized vehicles marketed under the Funline brand from four manufacturers in China. We expect to invest less than $2.5 million in 2004 for tooling to be used by these manufacturers. We have no formal, long-term agreements with any of these manufacturers.

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

We work closely with the third-party apparel and memorabilia manufacturers in order to assure that products conform to design specifications and meet or exceed our quality requirements. We believe that a number of alternative manufacturers for each of these products are readily available in the event that we are unable to obtain products from any particular manufacturer. We own the tooling and dies used to manufacture certain of our motorsports consumer products. As we develop new motorsports apparel and memorabilia products that require specialized tooling, we intend to build or purchase the new tooling that will be required to permit the third-party manufacturers to produce those items.

In connection with our acquisition of Trevco Trading Corporation, we entered into a manufacturing agreement with a Hong Kong company, expiring in September 2006, for the manufacture and design of licensed ornaments, figurines, and other gifts.

Competition

Our motorsports die-cast product competes with similar licensed and unlicensed product, marketed as collectibles, and, to a lesser extent, marketed as toys. Our motorsports apparel and memorabilia compete with similar products sold or licensed by drivers, team owners, sponsors, and other licensors with which we currently do not have licenses as well as with sports apparel licensors and manufacturers in general, and with unlicensed products. Other companies also may increase their participation in our markets. Our promotional products compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards.

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

Employees

As of September 30, 2003, we had approximately 560 full-time employees. We have experienced no work stoppages, and we are not a party to a collective bargaining agreement. We believe that we maintain good relations with our employees.

Executive Officers

The following table sets forth certain information regarding each of our executive officers.

Name	Age	Position Held

Fred W. Wagenhals	62	Chairman of the Board, President, and Chief
		Executive Officer
R. David Martin	57	Chief Financial Officer, Secretary,
		Treasurer, and Director
Melodee L. Volosin	39	Executive Vice President – Sales and
		Director
John S. Bickford, Sr.	56	Executive Vice President — Strategic
		Alliances and Director

Fred W. Wagenhals , founded our company during 1992, and has served as our Chairman of the Board, President, and Chief Executive Officer for more than five years.

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

Risk Factors

The following factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating our company and our business.

Any decrease in popularity or growth rate of motorsports, and NASCAR racing in particular, could adversely affect our business, including our net sales.

The popularity of motorsports and its appeal to consumers have a significant effect on sales of our products. Motorsports competes for television viewership, event attendance, merchandise sales, and sponsorship funding with other sports, entertainment, and recreational events. The competition for the attention of consumers in the sports, entertainment, and recreation industries is intense. Sales of licensed merchandise related to NASCAR racing accounted for approximately 80% of our revenue during 2003. We expect that products related to NASCAR racing will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the popularity of NASCAR sanctioned racing is critical to the success of our business. The popularity of NASCAR racing depends on many factors, including the extent and popularity of television coverage of NASCAR racing events. Any decrease in the popularity or growth rate of motorsports, and NASCAR racing in particular, could have a material adverse effect on our business, including our net sales.

If our existing license agreements are not profitable, or if we are unable to enter into profitable license agreements in the future or renew our existing profitable license agreements, our business could be adversely affected.

We market our products under license agreements with racecar drivers, team owners, sponsors, automobile and truck manufacturers, NASCAR, NHRA, and other entities. We believe these license agreements are critical to the consumer appeal and marketability of our products because most racing fans are interested in purchasing products associated with top drivers and teams. The license agreements vary in scope and duration, but generally authorize us to sell specified licensed products for designated periods of time. Some license agreements require us to pay minimum royalties or other fixed amounts regardless of the level of sales of the licensed products or the profitability of those sales.

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

A driver’s popularity could be adversely affected if the driver fails to maintain a successful racing career or engages in behavior that the general public considers objectionable. If our existing license agreements were not profitable, our business would be adversely affected.

Our business also depends on our ability to enter into profitable license agreements with new licensors, including up-and-coming drivers, and to renew our existing profitable license agreements on advantageous terms in the future. It is difficult to predict which car drivers, team owners, and other licensors will prove to be successful licensors, particularly in the case of up-and-coming drivers. In some cases the process for obtaining the license rights from potential licensors is competitive. Our ability to renew our existing profitable license agreements depends largely on our relationship with the particular licensor, which may be affected by a number of factors outside our control. If we are unable to enter into profitable license agreements with new licensors or renew our existing profitable license agreements, particularly our licenses for Jeff Gordon and Dale Earnhardt, Jr. products that expire December 31, 2005, our business could be materially adversely affected.

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

A large portion of our revenue is generated under a relatively small number of our most successful license agreements. Products sold under licenses from our top five drivers under license currently account for approximately 50% to 60% of our sales. Our success depends, in part, on our ability to capitalize on revenue opportunities from these licenses, which involves various factors, including the following:

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

In particular, we rely on one manufacturer, Early Light Industrial Co. Ltd., which operates facilities in one town in China, to produce most of our die-cast products. In 2003, products manufactured by Early Light accounted for approximately 40% of our revenue. Our manufacturing agreement with Early Light extends through October 31, 2006, and then automatically renews for successive one-year periods unless terminated by either party. We generally do not have long-term contracts with our other third-party manufacturers.

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

We have outsourced the day-to-day operations and distribution of our collectors’ club products to QVC since 2001 under a ten-year exclusive agreement, although we remain responsible for acquisition of licenses, product selection, development, and manufacturing. We face risks associated with our agreement with QVC, including the following:

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

Our future success depends substantially upon the efforts and abilities of Fred W. Wagenhals, our Chairman of the Board, President, and Chief Executive Officer. In particular, Mr. Wagenhals’ relationships with our licensors and third-party manufacturers are important to the success of our business. Some of our license agreements provide the licensor with the option to terminate or materially modify the terms of the agreement in the event that Mr. Wagenhals no longer serves our company in certain designated capacities. The loss of services of Mr. Wagenhals would have a material adverse effect on our company. We maintain key person insurance on the life of Mr. Wagenhals in the amount of $3.0 million.

In addition, our future success depends substantially upon the efforts and abilities of other members of our senior management team, including R. David Martin, our Chief Financial Officer, Melodee L. Volosin, our Executive Vice President – Sales, and John S. Bickford, Sr., our Executive Vice President – Strategic Alliances.

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

We may experience seasonality in our business, which could result in unfavorable quarterly earnings comparisons and affect the trading price of our common stock. Because the auto-racing season is concentrated between the months of February and November, the second and third calendar quarters of each calendar year (our third and fourth fiscal quarters) generally are characterized by higher sales of motorsports products. In addition, variances in our quarter-to-quarter operating results may result from various factors, including the following:

•	the timing and extent of body changes to racecars;

•	the timing and extent of driver, sponsor and team changes;

•	the timing of and ability to complete special promotional programs, which typically result in significant levels of revenue and expense and involve difficult coordination and scheduling issues with multiple parties;

•	the timing of major races, which generally generate significant levels of revenue and income; and

•	the timing of Chinese New Year, which affects our ability to work with Early Light to bring our products to market in time for the beginning of the racing season.

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

We obtain our die-cast products from overseas manufacturers, particularly Early Light, the primary China-based third-party manufacturer of our die-cast products. Because of the manufacturing of these products overseas, we face risks in addition to the risks generally involved in utilizing third-party manufacturers. We also maintain business operations in Germany, and we market motorsports products throughout the world. Our reliance on third-party manufacturers to provide personnel and facilities in China; our maintenance of personnel, equipment, and inventories abroad; and our plans to expand our product sales in international markets expose us to certain economic and political risks and operating challenges. These risks and challenges include the following:

•	coordination of multi-national operations;

•	compliance with local laws and regulatory requirements, as well as changes in such laws and requirements;

•	difficulties in supervising foreign operations;

•	the requirement to provide an international letter of credit in an amount equal to the purchase order for purchases of die-cast products from China-based manufacturers;

•	overlap of tax issues;

•	political and economic conditions abroad; and

•	the possibility of expropriation or nationalization of assets.

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

Substantially all of our products are subject to U.S. Customs Service duties and regulations. These regulations include requirements that we disclose information regarding the country of origin on our products, such as “Made in China.” Within its discretion, the U.S. Customs Service may also establish new regulations, including regulations regarding the amount of duty to be paid and the value of merchandise to be reported. Our costs could increase if the Generalized System of Preferences program is not renewed or extended each year. The Generalized System of Preferences allows selected products of beneficiary countries to enter the United States duty free. In addition, we could be adversely affected if countries that are currently accorded “Most Favored Nation” status by the United States, such as China, cease to have such status. We cannot predict what regulatory changes may occur or the type or amount of any financial impact these changes may have on us in the future. Failure to comply with these regulations may result in the imposition of additional duties or penalties or forfeiture of merchandise.

In addition, China may impose new quotas, duties, tariffs, or other changes or restrictions. This could adversely affect our business, financial condition, results of operations, and ability to continue to import products at current or increased levels.

We have exposure to Chinese and European currency rate fluctuations.

Our die-cast manufacturers invoice us in U.S. dollars. These manufacturers may be subject to the effects of exchange rate fluctuations should the Chinese currency not be stable with the U.S. dollar. The value of the Chinese currency depends to a large extent on the Chinese government policies and China’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the Chinese currency to U.S. dollars has generally been stable. However, we can offer no assurance that this currency will continue to remain stable against the U.S. dollar. The cost of our products could ultimately be affected by changes in the value of Chinese currency.

Substantially all of our sales are denominated in either U.S. dollars or euros, with less than 10% being denominated in euros. As a result, international customers for our products primarily bear any risks associated with exchange rate fluctuations subsequent to the date of the purchase order. We may, however, experience losses as a result of exchange rate fluctuations between the dollar and the euro. We have sought to partially manage such exposure by entering into forward exchange contracts or engaging in similar hedging strategies and may do so in the future. Any currency exchange strategy may be unsuccessful in avoiding exchange-related losses, and the failure to manage currency risks effectively may have a material adverse effect on our business, financial condition, and operating results. In addition, revenue earned in foreign countries may be subject to taxation by more than one jurisdiction, which would adversely affect our earnings.

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

Almost all of our outstanding common stock is eligible for resale in the public market without restriction or further registration unless held by an “affiliate” of our company, as that term is defined under applicable securities laws. A portion of the shares of common stock outstanding is “restricted shares,” as that term is defined in Rule 144 under the securities laws, and may be sold only in compliance with Rule 144, pursuant to registration under the securities laws, or pursuant to an exemption from the registration requirements. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or an affiliate of our company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of the shares. The majority of the shares held by our officers and directors currently are available for sale under Rule 144. Sales of substantial amounts of common stock by our shareholders, or even the potential for such sales, may have a depressive effect on the market price of our common stock.

It may be difficult for a third party to acquire us, even if the acquisition would be in the best interests of shareholders.

As an Arizona corporation, our articles of incorporation contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when those attempts may be in the best interests of our shareholders. Our articles of incorporation also authorize our board of directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting, liquidation, dividend, conversion, or other rights that adversely affect or dilute the voting power of the holders of common stock.

ITEM 2. PROPERTIES

We lease a 65,000 square foot building in Tempe, Arizona as our corporate headquarters. The initial term of the lease expires in October 2009, with a ten-year renewal option. In addition, we use approximately 8,500 square feet of another leased facility in Phoenix, Arizona as warehouse space.

We lease a facility in the vicinity of Charlotte, North Carolina, containing approximately 181,000 square feet for our operations in that area. We utilize approximately 42,000 square feet of the facility for offices and approximately 139,000 square feet for warehouse space and distribution operations. The initial term of the lease expires in June 2018, with four five-year renewal options. We also rent mall space for retail stores to support the Charlotte operation, seasonally, for periods of less than one year.

We lease a facility in Atlanta, Georgia, containing approximately 92,000 square feet, of which we utilize approximately 20,000 square feet for offices and approximately 72,000 square feet for manufacturing and warehouse operations. The lease on this facility expires in April 2008.

We lease a 45,000 square foot facility in Baraboo, Wisconsin. We utilize approximately 10,000 square feet of the facility for offices and approximately 35,000 square feet for warehouse space and distribution operations. The term of this lease expires in December 2004.

We lease a 38,750 square foot facility in Los Angeles, California. We utilize approximately 9,000 square feet of the facility for offices and approximately 29,750 square feet for apparel assembly and warehouse operations. The term of this lease expires in March 2005.

We also lease 48,000 square foot and 35,000 square foot portions of larger facilities in City of Industry, California. We utilize approximately 5,700 square feet of the space for offices and remainder for die-cast warehouse operations. The terms of these leases expire in February 2006 and January 2007.

We own a facility in Aachen, Germany, which is approximately 64,000 square feet. We utilize approximately 46,000 square feet of this facility for our European warehouse and distribution operations and approximately 18,000 square feet for office space. We have approximately 52,000 square feet of additional warehouse space under construction with completion scheduled for March 2004.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Common Stock

	High	Low

2003:
First Quarter	$21.60	$14.65
Second Quarter	24.56	16.50
Third Quarter	26.99	18.15
Fourth Quarter (through December 1, 2003)	27.71	16.74
2002:
First Quarter	$50.27	$30.03
Second Quarter	51.99	27.75
Third Quarter	34.30	20.68
Fourth Quarter	26.71	15.80
2001:
First Quarter	$11.56	$2.31
Second Quarter	27.00	10.25
Third Quarter	29.25	14.75
Fourth Quarter	37.17	17.13

On December 1, 2003, the closing sale price of our common stock on the New York Stock Exchange was $19.44 per share. As of December 1, 2003, there were 435 holders of record of our common stock.

During September 2003, we issued 372,960 shares of common stock at $24.85 per share to three former shareholders of Funline Merchandise Co., Inc. in connection with our acquisition of the stock of Funline. We issued the shares without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In October 2002, we purchased 110 thousand shares of our common stock at a price of $18.39 per share. In July 2003, the Board of Directors approved a one-year program under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions.

Dividend Policy

In September 2002, we initiated an ongoing quarterly dividend policy with an initial dividend of $0.03 per share. A summary of dividends paid on common stock after September 30, 2002 follows (in thousands, except per share data):

Amount	Rate Per Share	Declaration Date	Record Date	Paid

$532	$0.03	September 19, 2002	October 10, 2002	October 28, 2002
$535	$0.03	December 2, 2002	December 23, 2002	January 13, 2003
$535	$0.03	March 5, 2003	March 21, 2003	April 14, 2003
$894	$0.05	June 2, 2003	June 13, 2003	July 14, 2003
$914	$0.05	September 22, 2003	September 26, 2003	October 13, 2003

As long as our cash flow from operations remains adequate for our planned operations, we intend to pay cash dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below as of and for the five years ended September 30, 2003, are derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

	Fiscal Year Ended September 30,

	2003	2002	2001	2000(2)	1999

		(in thousands, except per share amounts)
Consolidated Statement of Operations Data (1):
Net sales	$370,643	$406,902	$323,352	$258,105	$347,842
Cost of sales	245,879	250,810	208,375	209,102	216,165

Gross profit	124,764	156,092	114,977	49,003	131,677
Selling, general and administrative expenses (3)	83,783	77,214	69,456	107,942	71,636
Amortization of goodwill and trademark (4)	—	—	4,097	11,295	2,895
Amortization of licenses and other intangibles	3,416	2,797	2,060	5,458	3,923

Income (loss) from operations	37,565	76,081	39,364	(75,692)	53,223
Interest expense	(2,085)	(3,029)	(5,102)	(6,291)	(6,929)
Gain (loss) on extinguishment of debt (6)	34	(1,361)	14,219	—	—
Foreign exchange gains (7)	3,704	1,500	—	—	—
Other income (expense)	(1,492)	(638)	(1,040)	(696)	601

Income (loss) before income taxes	37,726	72,553	47,441	(82,679)	46,895
Income taxes (6)	13,499	27,606	15,505	(24,592)	18,526

Net income (loss)	$24,227	$44,947	$31,936	$(58,087)	$28,369

Net income (loss) per common share, assuming dilution (5)	$1.33	$2.41	$1.90	$(3.52)	$1.65

Weighted average number of common shares, assuming dilution (5)	18,259	19,231	16,849	16,515	19,179
Cash dividends declared	$2,878	$532	$—	$—	$—
Book value per share	$14.32	$12.84	$9.31	$6.27	$10.22
Consolidated Balance Sheet Data (1):
Working capital	$113,593	$117,518	$90,303	$64,524	$107,797
Total assets	374,758	337,916	278,953	255,917	335,747
Total debt	34,992	40,783	57,420	109,278	111,921
Total shareholders’ equity	261,593	229,388	159,826	102,718	172,991

(1)	This financial data includes the results of acquired operations, including Funline Merchandise Co., Inc., acquired in September 2003; Trevco, McArthur and Jeff Hamilton, acquired in 2002; and Goodsports Holdings Pty Ltd. (Goodsports), acquired in 1999, and closed in 2001. Results also include net sales of Winner’s Circle product beginning as of the date of acquisition of the Winner’s Circle trademark in 2001. Prior to acquisition of the Winner’s Circle trademark, we recorded license income with respect to Winner’s Circle products.

(2)	Results in 2000 include charges of $17.5 million arising from the decision to abandon our Internet strategy relating to goracing.com. The goracing.com network at that time consisted of various motorsports related, e-commerce enabled Web sites that we developed, operated and maintained. The goracing.com charges include provision for the write-off of goodwill, endorsements, sponsorship commitments, employee severance and termination costs, and the withdrawal of the initial public offering of goracing.com. In addition, as a result of the decision to abandon our Internet strategy and in response to demand changes, we evaluated our operations and concluded it was necessary to reorganize the company and refocus on our core strengths. Consequently, in addition to the goracing.com charges, 2000 includes charges of $47.3 million for inventory write-downs because anticipated sponsorship and driver and marketing programs did not materialize, a provision for vendor discounts anticipated but not received due to lower than anticipated volumes, a change in the estimated useful lives of tooling, write-downs of prepaid royalties and sponsorship fees because we decided to concentrate future production on core drivers and core programs, a write-down of goodwill because the die-cast helmet product line was deemed worthless, and other items. The total $64.8 million of restructuring and other special charges are reflected as follows: $32.6 million in cost of sales, $20.3 in selling general and administrative expenses, $6.4 million in amortization of goodwill and trademark, $3.1 million in amortization of licenses and other intangibles, and $2.4 million in other income (expense).

(3)	Results in 1999 include settlement costs and related legal and other expenses of $3.6 million.

(4)	Amortization of goodwill and trademark ceased October 1, 2001, with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

(5)	The impacts of outstanding 4¾% convertible subordinated notes were not included in the calculation of diluted EPS for 2003, 2001 and 2000, because to do so would have been antidilutive. The impact of certain options and warrants for all years presented were not included in the calculation of diluted EPS, because to do so would be antidilutive.

(6)	Amounts for 2002 and 2001 have been adjusted to reflect adoption of SFAS No. 145 effective October 1, 2001. Prior to adoption, gains on extinguishment of debt were reflected as extraordinary items.

(7)	Beginning in May 2002, euro exchange rate gain or loss on intercompany advances to our German subsidiary is included in operations. Prior to May 2002, these advances, denominated in dollars, were deemed permanently reinvested.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading designer and marketer of licensed motorsports products related to NASCAR, including die-cast scaled replicas of motorsports vehicles, apparel, and memorabilia. We currently have exclusive license agreements with many of the most recognized names in NASCAR. We also design and sell products relating to other motorsports, including racing sanctioned by the NHRA, Formula One, the IRL, IROC, and the World of Outlaws. In Germany, we merchandise Formula One and high-end auto manufacturer die-cast replica vehicles. We work closely with drivers, team owners, track operators, and sponsors to design and merchandise our products. Third parties manufacture all of the replica motorsports vehicles and most apparel and memorabilia, generally utilizing our designs, tools, and dies. We retain ownership and control over designs and tooling and have close working relationships with our third-party manufacturers to help assure product quality.

We have structured our operations to enable us to respond to challenging business conditions and to service higher levels of sales with limited increases in operating expenses and capital investments. The principal elements of this operating structure include the following:

•	We have the ability to exert a high degree of control over product pricing.

•	Manufacturing costs are largely fixed due to outsourcing under fixed-price contracts.

•	Royalties are paid generally as a percentage of sales.

•	Due to our agreements with distributors and QVC, incremental volume does not proportionately increase our operating expenses.

•	Research and development is limited to basic design and engineering.

•	Capital expenditures are principally limited to tooling for die-cast.

•	Functions such as manufacturing and others outside of our core skills are generally outsourced.

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

Most of the components of our cost of sales are variable in nature. However, certain factors do affect our gross margin, including the following:

•	product mix,

•	our ability to price our product appropriately,

•	the effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales,

•	the type of freight charges, and

•	additional charges related to lower than minimum order quantities and cancellation of specific purchase orders.

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

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, fixed assets, goodwill and other intangible assets, income taxes, royalties, contingencies, and litigation. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances may be required. Our accounts receivable are written off against the allowance once the account is deemed to be uncollectable. This typically occurs once we have exhausted all efforts to collect the account, which includes collection attempts by company employees and outside collection agencies.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

Licenses and Royalties

Our license agreements generally require payments of royalties to drivers, sponsors, teams, and other parties. Contracts generally provide for royalties to be calculated as a specified percentage of sales. Some contracts, however, provide for guaranteed minimum royalty payments. Royalties payable calculated using the contract percentage rates are recognized as cost of sales when the related sales are recognized. To the extent we project that royalties payable under a contract, calculated using the contract rate, will be lower than guaranteed minimums during the guarantee period, we recognize additional cost of sales over the guarantee period, generally a calendar year. Guarantees advanced under the license agreements are carried as prepaid royalties until earned by the third party, or considered to be unrecoverable. We evaluate prepaid royalties regularly and expense prepaid royalties to cost of sales to the extent projected to be unrecoverable through sales.

Goodwill and Other Intangibles

We evaluate goodwill and other intangibles for impairment annually, and when impairment indicators arise, in accordance with SFAS 142, Goodwill and Other Intangible Assets. For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. We have not recognized any impairment losses to date. If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

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

Stock-Based Compensation

We account for employee stock-based compensation in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations (APB No. 25). Common stock options issued under our plans generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Were we required to record compensation expense for these options, we would record a charge to earnings which might be significant.

Results of Operations

The following table sets forth, for the years indicated, the percentage of total revenue represented by certain expense and revenue items.

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	66.3	61.6	64.4

Gross profit	33.7	38.4	35.6
Selling, general and administrative expense	22.6	19.0	21.5
Amortization of goodwill and trademark (1)	—	—	1.3
Amortization of licenses and other intangibles	0.9	0.7	0.6

Income from operations	10.2	18.7	12.2
Interest expense	(0.6)	(0.7)	(1.6)
Gain (loss) on extinguishment of debt	—	(0.3)	4.4
Foreign exchange gains	1.0	0.4	—
Other income (expense)	(0.4)	(0.2)	(0.3)

Income before income taxes	10.2	17.9	14.7
Income taxes	3.6	6.8	4.8

Net income	6.6%	11.1%	9.9%

(1)	Goodwill and trademark amortization ceased effective October 1, 2001 with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

The following table sets forth for the years indicated, net sales by channel of distribution and net sales from the operations of acquired entities.

	2003	2002	2001

Domestic Die-cast:
Wholesale distribution and promotion	$102,279	$146,286	$101,066
Wholesale to mass-merchant retailers	22,140	35,900	6,382
Retail through collector’s catalog club	24,406	27,295	28,123
Foreign Die-cast - wholesale distribution and promotion	34,631	29,433	28,793

Total die-cast	183,456	238,914	164,364

Domestic Apparel and Memorabilia:
Wholesale distribution and promotion	82,254	65,032	57,625
Wholesale to mass-merchant retailers	49,496	42,523	25,428
Foreign Apparel and Memorabilia- wholesale distribution and promotion (1)	—	—	11,055

Total apparel and memorabilia:	131,750	107,555	94,108
Retail at Trackside	52,456	57,264	59,901
Royalties and Other	2,981	3,169	4,979

Net Sales	$370,643	$406,902	$323,352

Net Sales from Businesses Acquired in 2002	$35,468	$12,967	$—

Net Sales from Businesses Acquired in 2003	$480	$—	$—

(1)	The foreign apparel and memorabilia operation, based in England was closed effective September 30, 2001.

Year Ended September 30, 2003 Compared with Year Ended September 30, 2002

Net sales decreased 8.9% to $370.6 million for 2003, from $406.9 million in 2002. Domestic die-cast sales decreased $60.7 million, or 29.0%, from the prior year while foreign die-cast sales increased $5.2 million, or 17.7%. Domestic wholesale distribution and promotion die-cast revenues were down in part due to the four-month delay in producing Monte Carlo and Pontiac products arising from the retooling of those products, and in part due to reduced “special paint scheme” product volumes resulting from the lack of high-impact specials and the economic environment. Mass-merchant retail domestic die-cast revenues were down because our largest customer ordered virtually no product for delivery in the second half of 2003. Although shipping to this customer has resumed, we cannot predict 2004 order levels from this customer. The 17.7% increase in foreign die-cast sales approximated the change in the average euro-to-U.S. dollar exchange rate between 2003 and 2004. The increase in domestic apparel and memorabilia segment sales, exclusive of trackside was $24.2 million, or 22.5% from the prior year, and included a $22.5 million increase from businesses acquired in 2002. Trackside sales decreased 8.4% to $52.5 million from revenues of $57.3 million in the prior year. Trackside revenues were impacted by adverse weather conditions and a weak economy.

Gross profit declined to 33.7% of sales in 2003 from 38.4% in 2002. The decline in domestic margin was attributable to die-cast product cost increases, the impact of largely fixed tooling costs on lower die-cast volumes, increased freight expenses, and a program to reduce apparel and other specialty inventories before the end of fiscal 2003. Foreign die-cast margins were lower as a result of higher tooling depreciation. These declines in gross margin were partially offset by the impact of higher margin apparel sales being a larger component of total sales in 2003 compared to 2002.

Selling, general, and administrative expenses were $83.8 million in 2003 compared to $77.2 million in 2002. Selling, general, and administrative expenses increased principally as a result of higher promotional expenses, increased commissions, a $0.8 million charge related to the settlement of a mediation proceeding, and a $1.7 million receivable allowance provision for one customer with overdue invoices.

Interest expense of $2.1 million in 2003, was $0.9 million lower than interest expense for 2002 as a result of convertible subordinated note repurchases.

Foreign exchange gains included $3.7 million of foreign currency translation gains in 2003 versus $1.5 million in 2002. The gains resulted from the impact the 14.4% improvement in the euro-to-U.S. dollar exchange rate had on German advances payable, which are denominated in U.S. dollars.

Other income (expense) increased $0.9 million in 2003 from $0.6 million in 2002, to $1.5 million in 2003 because 2003 included $0.7 million of interest expense related to settlement of an IRS audit through 2000.

The effective tax rate of 35.8% for 2003 was lower than the 38.0% effective tax rate in 2002, primarily because the 2003 income tax provision includes credits of $1.4 million reflecting adjustments of prior tax rates and the release of valuation allowances.

Year Ended September 30, 2002 Compared with Year Ended September 30, 2001

Net sales increased 25.8% to $406.9 million in 2002, from $323.4 million in the prior year. Sales increased in both die-cast and apparel distribution channels. Domestic die-cast sales increased 54.5% from the prior year while foreign die-cast sales increased 2.2%. Sales of die-cast products to mass retailers under the Winner’s Circle brand, purchased in June 2001, accounted for 40% of the increase in domestic die-cast sales. The remaining increase in domestic die-cast sales reflects a continuation of the increase in consumer demand, which began in the second quarter of 2001. Domestic apparel and memorabilia segment sales, exclusive of trackside, increased $24.5 million, or 29.5%, from the prior year. Revenues from businesses acquired in 2002 accounted for 52.9% of this increase. The remaining increase in revenues reflects increased demand from both wholesale and mass retail channels.

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

Selling, general, and administrative expenses were $77.2 million, or 19.0% of sales, in 2002 compared to $69.5 million, or 21.5% of sales in 2001, reflecting strong expense controls and the leverage we obtain from increased revenues due to our business model in which there is only limited variability in each seasonal quarter.

Goodwill and trademark amortization ceased effective October 1, 2001, with the adoption of SFAS 142. Goodwill and trademark amortization in 2001 was $4.1 million, or 1.3% of sales.

Interest expense of $3.0 million in 2002, was $2.1 million lower than interest expense for the prior year as a result of the convertible subordinated note repurchases and other long-term debt reductions.

Foreign exchange gains included $1.5 million in 2002, which resulted from the impact the improvement in the euro-to-U.S. dollar exchange rate had on German advances payable, which are denominated in U.S. dollars, after May 2002. Prior to May 2002, the advances were deemed permanently reinvested, and related foreign exchange gains were included in accumulated other comprehensive income (loss).

The 38.0% effective tax rate for 2002 was higher than the 30.7% effective rate for 2001 because 2001 benefited from the recognition of U.S. tax benefits from the closure of our UK operation and valuation allowance reduction.

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the two years ended September 30, 2003 (in thousands, except per share amounts). All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any future period.

	2003

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$85,799	$91,056	$87,617	$106,171
Gross profit	30,522	32,051	31,059	31,132
Income from operations	12,260	11,417	9,817	4,071	(a)
Net income	$7,966	$7,254	$6,311	$2,696	(a)
Net income per common share, assuming dilution	$0.44	$0.40	$0.35	$0.15	(a)
Weighted average number of common shares, assuming dilution	19,003	18,998	18,291	18,368

	2002

	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter

Net sales	$84,136	$100,185	$112,085		$110,496
Gross profit	31,851	38,857	43,738		41,646
Income from operations	14,173	19,347	22,834		19,727
Net income	$8,230	$11,161	$12,544	(b)	$13,012
Net income per common share, assuming dilution	$0.46	$0.60	$0.66	(b)	$0.70
Weighted average number of common shares, assuming dilution	19,053	19,261	19,388		19,148

a)
Results in the fourth quarter of 2003 include the impacts of a $0.8 million pre-tax charge related to the settlement of a mediation proceeding and a $1.7 million pre-tax receivable allowance provision for one customer with overdue invoices.

b)	Results in the third quarter of 2002 include the impact of a $1.6 million pre-tax gain on extinguishment of debt.

Our revenue and operating results are subject to quarterly fluctuations as a result of seasonality factors related to the commencement (February) and completion (November) of the NASCAR race season. We believe that quarter-to-quarter comparisons of our past financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

Working capital declined $3.9 million to $113.6 million at September 30, 2003, from $117.5 million at September 30, 2002. Cash decreased $20.1 million to $49.5 million at September 30, 2003, from $69.6 million at September 30, 2002. Cash decreased due to net property and equipment expenditures ($33.1 million), repurchase of convertible notes ($8.9 million), common stock purchases for treasury ($2.0 million), dividends to common shareholders ($2.5 million), acquisition of Funline ($14.8 million), and other activities. The decreases in cash were offset by increases in cash for a three-year, 5.2% mortgage on the building expansion in Germany ($3.0 million), and cash generated from operations.

Days sales outstanding, calculated on quarterly sales, increased to 55.3 days as of September 30, 2003, excluding the $6.4 million of Funline receivables acquired September 25, 2003, compared to 51.0 days as of September 30, 2002. The increase in days sales outstanding reflects the higher percentage of our sales derived in the fourth quarter of 2003 from segments of our business which generally have longer payment terms, including the acquired apparel and memorabilia operations. It also reflects the lower percentage of sales derived in the fourth quarter of 2003 from domestic die-cast sales to mass-merchant retailers, which typically have shorter payment terms.

At September 30, 2003, inventories increased $1.3 million, excluding the $8.5 million of Funline inventory acquired as of September 25, 2003, over amounts at September 30, 2002. Die-cast inventories declined $0.7 million from amounts at September 30, 2002. Apparel and other inventories increased $2.0 million due to businesses acquired in 2002. Backlog was approximately $61 million at September 30, 2003, and $90 million at September 30, 2002.

During 2003, we repurchased 4¾% convertible subordinated notes with a face value of $9.0 million for cash of $8.9 million. In total, since January 1, 2001, we have repurchased notes with a face value of $70.1 million, using $25.8 million in cash and 1.1 million shares of common stock. We continually evaluate opportunities to redeem or repurchase the notes.

As of September 30, 2003, 4¾% convertible subordinated notes with a face value of $29.9 million remained outstanding. The subordinated notes are convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on notes is payable semi-annually on April 1 and October 1 of each year. The notes mature on April 1, 2005. The notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior indebtedness, as defined in the notes. The indenture governing the notes does not limit or prohibit our company or our subsidiaries from incurring additional debt, including senior indebtedness. We have the option to redeem the notes in whole or in part at any time, at redemption prices set forth in the indenture governing the notes. Upon the occurrence of a “change in control” or a “termination of trading,” as defined in the indenture, the holders of the subordinated notes will have the right to require us to repurchase all or any part of such holders’ notes at 100% of their principal amount, plus accrued and unpaid interest.

Capital expenditures related principally to ongoing investments in tooling, investments made to upgrade our IT systems in Charlotte, North Carolina, the installation of a point-of-sales system in trackside trailers, and building additions in Charlotte, North Carolina and Aachen, Germany. Capital expenditures totaled $33.1 million during 2003, and included $9.0 million applicable to foreign operations. Capital expenditures for 2004 are expected to approximate $23 million.

During 2003, as a result of acquisitions, we entered into amendments to our loan and security agreement with Bank One that increased the revolving credit facility, modified certain covenants, and extended the term of the agreement through March 31, 2005. The amended agreement provides for a revolving credit facility of $35 million. The agreement provides for borrowings of up to $20 million to support letters of credit, to the extent not utilized for borrowings. Prior to the amendments, the revolving credit facility was $20 million. Outstanding letters of credit totaled $11.0 million at September 30, 2003.

The line of credit bears interest at Bank One’s base rate or LIBOR plus 2.5%. We pay a commitment fee of 0.5% of the average unused credit facility and a fee of 1.0% of the average undrawn letters of credit.

Under the agreement, as amended, we are required to meet certain financial tests principally related to ratios of debt coverage, total liabilities to tangible net worth, and funded indebtedness to EBIDA (earnings before interest, depreciation, and amortization). We were in compliance with those covenants at September 30, 2003. We have never borrowed under the agreement, originally dated September 2000.

In July 2002, the Board of Directors approved a one-year program in which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions. In October 2002, under this program, 110 thousand shares were purchased at a price of $18.39 per share. In July 2003, the Board of Directors approved another one-year program under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions.

In September 2002, we initiated an ongoing quarterly dividend policy with an initial dividend of $0.03 per share. A summary of dividends paid on common stock after September 30, 2002, follows (in thousands, except per share data):

Amount	Rate Per Share	Declaration Date	Record Date	Paid

$532	$0.03	September 19, 2002	October 10, 2002	October 28, 2002
$535	$0.03	December 2, 2002	December 23, 2002	January 13, 2003
$535	$0.03	March 5, 2003	March 21, 2003	April 14, 2003
$894	$0.05	June 2, 2003	June 13, 2003	July 14, 2003
$914	$0.05	September 22, 2003	September 26, 2003	October 13, 2003

Contractual Obligations and Commercial Commitments

Aggregate future minimum payments due contractually under royalty agreement guarantees, personal service agreements, long-term debt, noncancellable operating leases, commercial letters of credit, and other unconditional purchase obligations are as follows as of September 30, 2003 (in thousands):

	Royalty	Personal			Unconditional
	Agreement	Service	Long-term	Lease	Purchase
Year	Guarantees	Agreements	Debt	Payments	Obligations	Total

2004	$20,327	$1,681	$567	$4,811	$12,000	$39,386
2005	20,589	1,383	30,251	4,423	—	56,646
2006	12,508	707	338	3,890	—	17,443
2007	7,103	244	361	3,423	—	11,131
2008	4,830	—	385	2,508	—	7,723
Thereafter	24,950	—	3,090	11,937	—	39,977

Total	$90,307	$4,015	$34,992	$30,992	$12,000	$172,306

Unconditional purchase obligations at September 30, 2003, were approximately $1 million for property and equipment and $11 million of outstanding letters of credit.

In certain sublease arrangements, we remain the primary obligor under the terms of the original lease agreements. Commitments under these subleases expire as follows (in thousands):

Year	Sublease Commitments

2004	$384
2005	384
2006	384
2007	352
2008	—
Thereafter	—

Total	$1,504

One of our sublessees fell in arrears on lease payments during 2002. In fiscal 2002, we reserved $3.0 million, representing our then current estimate of the total potential loss under the building sublease agreements. In August 2003, we moved our corporate headquarters to this building from our previous corporate headquarters, which is also a leased building. We currently estimate that the $0.9 million reserve remaining at September 30, 2003, will be adequate to cover lease payments on the previous headquarters building until sublet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate risk associated with our credit instruments and foreign currency exchange rate risk associated with operations in Germany.

At September 30, 2003, we had $29.9 million outstanding under our convertible subordinated notes at an interest rate of 4¾% and approximately $5.1 million of debt outstanding at various rates and terms, principally under promissory notes and capital leases. Interest rates on these credit instruments are fixed and comparable to current market rates.

The functional currency for our foreign operation is the euro. As such, changes in exchange rates between the euro and the U.S. dollar could adversely affect our future earnings. Given the level of income we currently derive from our foreign operations, we consider exposure to be minimal.

We currently use a derivative as part of our risk management strategy related to a portion of our exposure to currency fluctuations on intercompany advances to our German subsidiary, denominated in dollars, for which the euro exchange rate gain or loss is included in operations. These advances totaled $18.4 million at September 30, 2003. In June 2003, we entered into a foreign currency forward contract designed to partially offset the effect changes in the euro exchange rate have on earnings related to these advances. This forward contract does not qualify for hedge accounting and is recorded on the balance sheet at fair value. Changes in fair value are recorded each period in other income (expense). At September 30, 2003, this forward with a notional value of 5.0 million euros ($5.8 million as of September 30, 2003), remained unsettled. The notional amount does not quantify risk or represent our liability, but is used in calculation of cash settlements under the contract. During 2003, $129 thousand of net unrealized losses on the contract were recorded in other income (expense). We realized a $47 thousand loss on the contract upon settlement at maturity in November 2003.

In November 2003, we entered into another forward contract with a notional value of 5.0 million euros, and a six-month maturity. We are exposed to credit risk on this contract in the event of non-performance by the counterparty. However, the counterparty to this transaction is a major financial institution we deem credit worthy. We do not anticipate non-performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the notes thereto, and reports thereon, commencing at page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our annual reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2004 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Item 1, “Business - Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements and Schedule on page F-1 of this Report.

(2)	The Financial Statement Schedule II - VALUATION AND QUALIFYING ACCOUNTS is listed in the Index to Consolidated Financial Statements and Schedule on page F-1 of this report.

(b)  Reports on Form 8-K –

We filed a current report on Form 8-K, dated July 23, 2003, reporting that we issued a press release announcing our third quarter fiscal year 2003 results.

We filed a current report on Form 8-K, dated September 25, 2003, reporting that we issued a press release announcing the acquisition of Funline Merchandise Co., Inc.

(c)  Exhibits

Exhibit
Number	Exhibit

3.1	First Amended and Restated Articles of Incorporation of Registrant, as amended (12)

3.2	Amended and Restated Bylaws of Registrant (1)

4.1	Form of Certificate of Common Stock (2)

4.2	Indenture dated as of March 24, 1998, between Action Performance Companies, Inc. and First Union National Bank, as Trustee, including forms of Notes (3)

10.4.2	1993 Stock Option Plan, as amended and restated through January 16, 1997 (6)

10.8	Form of Indemnification Agreement entered into with the Directors of the Registrant (2)

10.27	Manufacturing Agreement between the Registrant and Early Light International Co. Ltd. dated November 1, 2000 (5)

10.52	1998 Non-qualified Stock Option Plan(3)

10.49	Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance Companies, Inc. (7)

10.50	Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc. (7)

10.52	1998 Non-qualified Stock Option Plan (3)

10.54	Registration Rights Agreement dated March 24, 1998, by and among Action Performance Companies, Inc., NationsBanc Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc., and Piper Jaffray Inc. (3)

10.56	1999 Employee Stock Purchase Plan (8)

10.57	Standard Form Industrial Lease (Single Tenant) dated June 28, 1999, between H-B Tempe, L.L.C. and Action Performance Companies, Inc. (9)

10.58	Master Lease Agreement dated August 9, 1999 between General Electric Capital Corporation and goracing.com, inc., together with Schedule No. 01, Commitment Letter dated October 4, 1999, and Corporate Guaranty by Action Performance Companies, Inc. (9)

10.59	Distribution Agreement dated September 13, 2000 by and between the Registrant and QVC, Inc. (5)

10.60	Sublease dated March 28, 2000 by and between Action Performance Companies, Inc., and Integrated Information Systems, Inc. (5)

10.61	Equipment Sublease dated March 28, 2000 by and among goracing.com, inc., Action Performance Companies, Inc., and Integrated Information Systems, Inc. (5)

10.62	Equipment Sublease dated March 28, 2000 by and between Integrated Information Systems, Inc. and goracing.com, inc. (5)

10.63	Loan and Security Agreement dated September 29, 2000 by and among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and American National Bank and Trust Company of Chicago. (5)

10.64	Pledge Agreement dated October 2, 2000 by and between Racing Collectables Club of America, Inc., and American National Bank and Trust Company of Chicago.(5)

10.65	Pledge Agreement dated October 2, 2000 by and between Action Performance Companies, Inc., and American National Bank and Trust Company of Chicago. (5)

10.66	Pledge Agreement dated October 2, 2000 by and between goracing.com, inc., and American National Bank and Trust Company of Chicago. (5)

10.67	Second Amendment to Loan and Security Agreement, dated January 31, 2001, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (10)

10.68	First Amended and Restated 2000 Stock Option Plan (11)

10.69	Consent and Third Amendment to Loan and Security Agreement, dated September 2002, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (12)

10.70	Fifth Amendment to Loan and Security Agreement, dated March 12, 2003, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (13)

Exhibit
Number	Exhibit

10.71	Sixth Amendment to Loan and Security Agreement, dated September 23, 2003, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA.

21	List of Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Statement regarding consent of Arthur Andersen LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(5)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission on December 29, 2000.

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 22, 1997.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(9)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission on December 29, 1999.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 13, 2002.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-88114).

(12)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2002, as filed with the Securities and Exchange Commission on December 20, 2002.

(13)	Incorporated by reference to the Registrant’s Form 8-K dated March 12, 2003, as filed with the Securities and Exchange Commission on March 18, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Date: December 15, 2003	/s/ Fred W. Wagenhals

Fred W. Wagenhals, Chairman of the Board,
President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

/s/ Fred W. Wagenhals	Chairman of the Board, President, and Chief	December 15, 2003
Executive Officer (Principal Executive Officer)
Fred W. Wagenhals

/s/ R. David Martin	Chief Financial Officer, Secretary, Treasurer,	December 15, 2003
and Director (Principal Financial and
R. David Martin	Accounting Officer)

/s/ Melodee L. Volosin	Executive Vice President – Sales and Director	December 15, 2003

Melodee L. Volosin

/s/ John S. Bickford, Sr.	Executive Vice President - Strategic Alliances	December 15, 2003
and Director
John S. Bickford, Sr.

/s/ Herbert M. Baum	Director	December 15, 2003

Herbert M. Baum

/s/ Edward J. Bauman	Director	December 15, 2003

Edward J. Bauman

/s/ Roy A. Herberger, Jr.	Director	December 15, 2003

Roy A. Herberger, Jr.

/s/ Robert L. Matthews	Director	December 15, 2003

Robert L. Matthews

/s/ Lowell L. Robertson	Director	December 15, 2003

Lowell L. Robertson

ACTION PERFORMANCE COMPANIES, INC.
Index to Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Action Performance Companies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Action Performance Companies, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the years ended September 30, 2003 and 2002, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Company’s consolidated financial statements as of September 30, 2001, and for the year then ended, prior to the revision described in the Goodwill and Other Intangibles Note to the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements.

As discussed above, the Company’s consolidated financial statements as of September 30, 2001, and for the year then ended, were audited by independent accountants who have ceased operations. As described in the Goodwill and Other Intangibles Note, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of October 1, 2001. We audited the transitional disclosures for 2001 included in the Goodwill and Other Intangibles Note. In our opinion, the transitional disclosures for 2001 in the Goodwill and Other Intangibles Note are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/PricewaterhouseCoopers LLP

Phoenix, Arizona
November 3, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY’S REGISTRATION STATEMENTS.

AS DISCUSSED IN THE GOODWILL AND OTHER INTANGIBLES NOTE, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2001 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS.” THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2001 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

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

/s/Arthur Andersen LLP
Phoenix, Arizona
November 2, 2001

ACTION PERFORMANCE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

September 30, 2003 and 2002
(in thousands, except per share data)

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,462	$69,585
Accounts receivable, net of allowance of $3,634 and $2,127	69,890	61,313
Inventories	43,232	33,467
Prepaid royalties	6,540	6,938
Deferred income taxes	5,291	3,155
Prepaid expenses and other	3,161	2,397

Total current assets	177,576	176,855
LONG-TERM ASSETS:
Property and equipment, net	62,951	46,378
Goodwill	87,448	84,514
Licenses and other Intangibles, net	44,426	24,000
Other	2,357	6,169

Total long-term assets	197,182	161,061

	$374,758	$337,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,734	$28,958
Accrued royalties	11,762	15,146
Accrued expenses	11,764	10,545
Taxes payable	3,156	4,265
Current portion of long-term debt	567	423

Total current liabilities	63,983	59,337

LONG-TERM LIABILITIES:
Deferred income taxes	10,890	4,554
4¾% convertible subordinated notes	29,935	38,935
Other long-term debt	4,490	1,425
Other	926	1,142

Total long-term liabilities	46,241	46,056

MINORITY INTERESTS	2,941	3,135
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 62,500 shares authorized; 18,464 and 17,948 shares issued	185	179
Additional paid-in capital	157,301	146,545
Treasury stock, at cost, 190 and 80 shares	(3,999)	(1,975)
Accumulated other comprehensive loss	(2,488)	(4,606)
Retained earnings	110,594	89,245

Total shareholders’ equity	261,593	229,388

	$374,758	$337,916

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended September 30, 2003, 2002 and 2001
(in thousands, except per share data)

	2003	2002	2001

Net sales	$370,643	$406,902	$323,352
Cost of sales	245,879	250,810	208,375

Gross profit	124,764	156,092	114,977

Operating expenses:
Selling, general and administrative	83,783	77,214	69,456
Amortization of goodwill and trademark	—	—	4,097
Amortization of licenses and other intangibles	3,416	2,797	2,060

Total operating expenses	87,199	80,011	75,613

Income from operations	37,565	76,081	39,364
Interest expense	(2,085)	(3,029)	(5,102)
Gain (loss) on extinguishment of debt	34	(1,361)	14,219
Foreign exchange gains	3,704	1,500	—
Other income (expense)	(1,492)	(638)	(1,040)

Income before income taxes	37,726	72,553	47,441
Income taxes	13,499	27,606	15,505

Net income	24,227	44,947	31,936
Currency translation	2,118	1,019	1,014

Comprehensive income	$26,345	$45,966	$32,950

EARNINGS PER COMMON SHARE:
Basic-	$1.36	$2.56	$1.95
Diluted-	$1.33	$2.41	$1.90

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended September 30, 2003, 2002 and 2001
(in thousands)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive
			Paid-in	Treasury	Income	Retained
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Total

BALANCE, SEPTEMBER 30, 2000	16,964	$170	$102,813	$(6,520)	$(6,639)	$12,894	$102,718
Common stock purchases, 380 shares	—	—	—	(1,560)	—	—	(1,560)
Treasury stock issuances for note repurchases, 829 shares	—	—	12,628	6,859	—	—	19,487
Stock option exercises	329	3	2,986	—	—	—	2,989
Stock option tax benefits	—	—	1,396	—	—	—	1,396
Warrant issuances for services and licenses	—	—	1,641	—	—	—	1,641
Other	20	—	205	—	—	—	205
Currency translation	—	—	—	—	1,014	—	1,014
Net income	—	—	—	—	—	31,936	31,936

BALANCE, SEPTEMBER 30, 2001	17,313	173	121,669	(1,221)	(5,625)	44,830	159,826
Cash dividends declared	—	—	—	—	—	(532)	(532)
Common stock purchases, 83 shares	—	—	—	(2,038)	—	—	(2,038)
Treasury stock issuances for note repurchases, 145 shares	—	—	5,638	1,284	—	—	6,922
Common stock issuances for note repurchases	95	2	4,514	—	—	—	4,516
Stock option exercises	437	4	6,465	—	—	—	6,469
Stock option tax benefits	—	—	2,864	—	—	—	2,864
Warrant issuances for services and licenses	—	—	2,903	—	—	—	2,903
Shares issued for business acquisitions	84	—	2,343	—	—	—	2,343
Other	19	—	149	—	—	—	149
Currency translation	—	—	—	—	1,019	—	1,019
Net income	—	—	—	—	—	44,947	44,947

BALANCE, SEPTEMBER 30, 2002	17,948	179	146,545	(1,975)	(4,606)	89,245	229,388
Cash dividends declared	—	—	—	—	—	(2,878)	(2,878)
Common stock purchases, 110 shares	—	—	—	(2,024)	—	—	(2,024)
Stock option exercises	140	2	819	—	—	—	821
Stock option tax benefits	—	—	623	—	—	—	623
Shares issued for business acquisitions	373	4	9,264	—	—	—	9,268
Other	3	—	50	—	—	—	50
Currency translation	—	—	—	—	2,118	—	2,118
Net income	—	—	—	—	—	24,227	24,227

BALANCE, SEPTEMBER 30, 2003	18,464	$185	$157,301	$(3,999)	$(2,488)	$110,594	$261,593

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,227	$44,947	$31,936
Adjustments to reconcile net income to net cash provided by operating activities-
Deferred income taxes	3,354	(133)	8,560
Depreciation and amortization	26,153	23,722	28,366
(Gain) loss on extinguishment of debt	(34)	1,361	(14,219)
Stock option tax benefits	623	2,864	1,396
Other	982	1,976	2,285
Change in assets and liabilities, net of businesses acquired and disposed:
Accounts receivable, net	(1,865)	(18,518)	(19,347)
Inventories	(363)	(4,522)	5,935
Prepaid royalties	15	3,285	(2,960)
Other assets	2,890	(2,116)	699
Accounts payable and accrued expenses	(6,117)	5,869	1,413
Accrued royalties	(4,241)	(1,655)	7,069
Taxes payable and receivable, net	(1,851)	(3,366)	22,337
Other liabilities	(4,285)	(989)	(581)

Net cash provided by operating activities	39,488	52,725	72,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(33,366)	(25,800)	(16,580)
Property and equipment sales proceeds	245	261	60
(Acquisitions) dispositions of businesses and intangibles, net of costs	(15,795)	(19,006)	2,513
Other	—	(238)	—

Net cash used in investing activities	(48,916)	(44,783)	(14,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings – German mortgage	3,001	—	—
Long-term debt repayments	(9,429)	(6,397)	(17,111)
Stock option and other exercise proceeds	871	6,618	3,019
Common stock purchases for treasury	(2,024)	(1,975)	(1,482)
Dividends paid - common shareholders	(2,497)	—	—
Dividends paid - minority interest shareholders	(1,256)	(1,353)	(1,676)

Net cash used in financing activities	(11,334)	(3,107)	(17,250)

Effect of exchange rate changes on cash and cash Equivalents	639	236	124

Net change in cash and cash equivalents	(20,123)	5,071	41,756
Cash and cash equivalents, beginning of year	69,585	64,514	22,758

Cash and cash equivalents, end of year	$49,462	$69,585	$64,514

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

Operations

Action Performance Companies, Inc., an Arizona corporation, and its U.S. and German subsidiaries (Action) designs and sells licensed motorsports collectible and consumer products. Our products include die-cast scaled replicas of motorsports vehicles, apparel (including t-shirts, hats, and jackets), seasonal gifts, leather jackets, terry products, golf gifts and memorabilia. In the United States, we are a licensee of, among others, the National Association for Stock Car Auto Racing (NASCAR), Indy Racing League (IRL), World of Outlaws and National Hot Rod Association (NHRA). In Germany, we merchandise Formula One and high-end auto manufacturer die-cast replica vehicles. We closed our Australian and England subsidiaries (collectively Goodsports) effective September 30, 2001. See “Acquisitions and Dispositions” for further discussion.

Our products are marketed in the United States, Germany and worldwide through:

•	Distributor networks which target specialty retailers;

•	Mobile trackside stores which target motorsports event attendees;

•	Mass-market retailers;

•	A members only collectors’ catalog club, managed by QVC;

•	Television programming on QVC;

•	Internet sites including goracing.com, an Internet site maintained by QVC; and

•	Other distribution channels.

We work closely with drivers, teams, owners, track operators, and sponsors, to design and merchandise products. We outsource production of the die-cast and most of the apparel and memorabilia. We retain ownership and control over designs and tooling, however, and maintain close working relationships with outsourced manufacturers to help assure quality product.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Action Performance Companies, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Our fiscal year ends September 30. Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory values, depreciation, amortization, prepaid royalty allowances, taxes and contingencies. Actual results could differ from those estimates.

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

Licenses and Royalties

Our license agreements generally require payments of royalties to drivers, sponsors, teams, and other parties. Contracts generally provide for royalties to be calculated as a specified percentage of sales. Some contracts, however, provide for guaranteed minimum royalty payments. Royalties payable calculated using the contract percentage rates are recognized as cost of sales when the related sales are recognized. To the extent that we project royalties payable under a contract, calculated using the contract rate, will be lower than guaranteed minimums during the guarantee period, we recognize additional cost of sales over the guarantee period, generally a calendar year. Guarantees advanced under the license agreements are carried as prepaid royalties until earned by the third party, or considered to be unrecoverable. We evaluate prepaid royalties regularly and expense prepaid royalties to cost of sales to the extent projected to be unrecoverable through sales. Royalties are generally payable within thirty days of each quarter end.

Personal Services

Amounts due under personal service agreements for driver appearance fees and similar matters, are expensed to selling, general and administrative over the term during which the services are provided.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and all highly liquid investments with original maturities of three months or less.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which range up to 25 years. Depreciation of tooling and other production assets is included in cost of sales. All other depreciation is included in selling, general and administrative. Maintenance and repairs are charged to expense as incurred. The costs of renewals and betterments that materially extend the useful lives of assets or increase their productivity are capitalized.

Long-Lived Assets

We periodically evaluate long-lived assets used in operations for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Determination of recoverability is based on the sum of the expected long-term undiscounted cash flows compared to the carrying amount of the long-lived assets being evaluated.

Goodwill and Other Intangibles

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. Licenses and other intangibles, which have definitive lives, are amortized using the straight-line method over their contractual lives or their estimated useful life if shorter. Goodwill and intangibles with indefinite lives are subject to an impairment test, based on fair value, at least annually. We evaluate goodwill and other intangibles for impairment annually, and when impairment indicators arise, in accordance with SFAS 142. For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount.

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

	2003	2002	2001

Volatility	54.1%	57.2%	81.0%
Risk-free interest rate	2.1%	2.6%	4.5%
Dividend rate	0.7%	0.7%	0.0%
Expected life of options	3 years	3 years	3 years

Options generally vest ratably over three years. Had compensation costs been determined consistent with SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of stock options granted over the respective vesting period of the options, the net income and per share amounts would have been the following pro forma amounts (in thousands, except per share data):

	2003	2002	2001

Net Income:
As Reported	$24,227	$44,947	$31,936
Pro Forma	$20,560	$41,822	$29,228
Basic EPS:
As Reported	$1.36	$2.56	$1.95
Pro Forma	$1.15	$2.38	$1.78
Diluted EPS:
As Reported	$1.33	$2.41	$1.90
Pro Forma	$1.13	$2.24	$1.74

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for certain contracts entered into or modified by the Company after June 30, 2003. The adoption of SFAS No. 149 had no impact on our financial position, results of operations, or cash flows.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51.” FIN No. 46 clarifies the consolidation requirements of variable interest entities. We have adopted the interpretation. Adoption of FIN No. 46 had no effect on our financial position, results of operations, or cash flows. We have interests in unconsolidated partnerships, which remain unconsolidated under FIN No. 46.

ACQUISITIONS AND DISPOSITIONS

In September 2003, we acquired Funline Merchandise Co.; Inc. (Funline), a distributor of non-NASCAR die-cast vehicles. The initial purchase price of $14.8 million in cash, including payment of $3.8 million of existing debt, $9.3 million in common stock, and $0.1 million in accrued transaction costs was allocated as follows (in thousands):

Accounts receivable, net	$6,068
Inventories	8,839
Prepaid royalties	423
Prepaid expenses and other	100
Property and equipment (primarily tooling)	1,712
Trademark	19,513
Non-compete and other intangibles	1,695
Accounts payable	(9,791)
Taxes payable	(640)
Accrued royalties	(857)
Accrued expenses	(2,842)

Purchase price	$24,220

Under the terms of the agreement, if Funline achieves certain revenue targets we pay additional consideration as follows for the periods indicated:

	September 26, 2003 to		Year Ended		Year Ended
	December 31, 2003		December 31, 2004		December 31, 2005

Target revenue	$12.0 - $17.0	million	$35.0 - $45.0	million	$45.0 - $55.0	million
Additional Consideration-
Cash	$1.0 - $2.0	million	$1.0 - $2.0	million	$1.0 - $2.0	million
Shares of common stock	23,310-46,620	shares	23,310-46,620	shares	23,310-46,620	shares

The additional consideration for each of the periods will be added to the Funline purchase price if and when the financial targets are achieved. Net assets were assigned to the domestic die-cast segment.

In September 2002, we acquired a producer of premium leather jackets and other apparel, which operates as Jeff Hamilton Collection, Inc. A portion of the product is decorated with team logos under licenses with many of the major sports leagues. The initial purchase price of $4.5 million in cash, including payment of certain existing liabilities, and $1.0 million in common stock was allocated $1.0 million to tangible net assets, primarily inventory, $4.3 million to trademark and $0.2 million to other intangible assets consisting of backlog, licenses and non-contractual customer relationships. Under the terms of the agreement, we pay additional consideration if Jeff Hamilton achieves net income before income tax targets in 2003 and 2004. As of September 30, 2003, Jeff Hamilton achieved the net income before income tax target for 2003 and additional consideration of $1.0 million in cash was accrued at September 30, 2003, and allocated to the trademark. The additional consideration for 2004 of $0.7 million cash will be added to the purchase price if and when the financial targets are achieved. Net assets were assigned to the domestic apparel and memorabilia segment.

In July 2002, we acquired terry and golf product businesses, which operates as McArthur Towel and Sports, Inc. McArthur distributes terry and golf products to specialty retailers and institutions. A portion of the product is decorated with team logos under licenses with many of the major sports leagues and college teams. The purchase price of $4.6 million in cash was allocated $2.3 million to tangible net assets, primarily inventory, $1.9 million to goodwill (which is expected to be deductible for tax purposes), and $0.4 million to other intangible assets, consisting of backlog, patent, licenses and non-contractual customer relationships. Net assets were assigned to the domestic apparel and memorabilia segment.

In June 2002, we acquired Trevco Trading Corp. Trevco markets gifts and ornaments, which are produced overseas, to mass retailers. The initial cash purchase price of $5.5 million was allocated $0.5 million to tangible net assets, $2.3 million to goodwill (which is expected to be deductible for tax purposes) and $2.7 million to other intangible assets, consisting of backlog, non-contractual customer relationships and a five-year non-compete agreement. The intangible assets are being amortized over lives ranging from three months to five years. Under the terms of the merger agreement, additional consideration was payable if Trevco achieved revenue and operating income targets for the five months ended September 30, 2002. As of September 30, 2002, Trevco achieved its revenue and operating targets and an additional $1.0 million in cash and $1.3 million in stock were accrued to goodwill as additional purchase price. Under the terms of the merger agreement, we may issue a second round of additional consideration, either 50 thousand or 75 thousand shares of common stock, if Trevco achieves revenue and operating income targets in 2004. The additional consideration will be added to the purchase price if and when the financial targets are achieved. Trevco’s sales fall primarily in our fourth quarter. Net assets were assigned to the domestic apparel and memorabilia segment.

In September 2001, the board of directors approved the liquidation of Goodsports Holdings Pty Ltd, a subsidiary and marketer of licensed Formula One products, operating primarily in England. In October 2001, liquidation proceedings began in England. We received no proceeds from the liquidation. In 2001, we accrued $0.9 million, pre-tax, for severance, legal, accounting and other costs related to the liquidation. In 1999, we had acquired Goodsports for consideration consisting of assumption of certain liabilities. Historical operating results for Goodsports are summarized in Segment Information as the foreign apparel and memorabilia segment.

Effective May 2001, we acquired Hasbro’s Winner’s Circle brand name and related die-cast inventory and tooling. We allocated $0.5 million of the initial $1.3 million purchase price to tooling and inventory, and the remainder to the trademark and a five-year non-compete agreement. As additional consideration for the trademark, we agreed to pay 3% of related product sales, excluding apparel, to Hasbro, quarterly, for five years. The additional consideration increased the trademark by $0.7 million in 2003, $1.1 million in 2002 and $0.4 million in 2001. The trademark has an indefinite life and, accordingly, will not be amortized under SFAS 142. We began designing, manufacturing and marketing Winner’s Circle die-cast racecar toy replicas for the mass-retail market in May 2001. Winner’s Circle net assets were assigned to the domestic die-cast segment. In 2002, we began selling mass-market apparel under the Winner’s Circle brand.

Pro forma financial information has not been presented as the acquisitions in each of the years 2003, 2002, and 2001, both individually and in the aggregate, are not material to our financial position or results of operations.

SEGMENT INFORMATION

Reportable segments are based on divisions operating geographically, domestic and abroad, and specializing in either die-cast or apparel and memorabilia. The domestic die-cast operations are based in Phoenix, Arizona and Los Angeles, California areas. The domestic apparel and memorabilia operation is based in Charlotte, North Carolina with a mass-market retail distribution center in Atlanta, Georgia and warehouse and distribution facilities in Charlotte, North Carolina, Baraboo, Wisconsin and Los Angeles, California. Trackside operations are included in the domestic apparel and memorabilia segment. The foreign die-cast operation is based in Aachen, Germany. The foreign apparel and memorabilia operation (Goodsports) was based in England. Goodsports was closed effective September 30, 2001.

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

		Inter-	Depreciation	Operating
	External	segment	and	Income	Net Capital
	Revenues	Revenues	Amortization	(Loss)	Expenditures

			(a)	(a)
2003:
Domestic die-cast	$148,825	$7,645	$11,034	$36,534	$16,608
Domestic apparel and memorabilia	184,206	391	3,189	24,382	3,556
Foreign die-cast	34,631	—	6,505	5,885	9,025
Corporate and other	2,981	2,018	5,425	(29,171)	3,932
Eliminations	—	(10,054)	—	(65)	—

Total per consolidated financial statements	$370,643	$—	$26,153	$37,565	$33,121

2002 (d):
Domestic die-cast	$209,481	$11,582	$10,536	$70,590	$7,704
Domestic apparel and memorabilia	164,819	7	2,769	26,911	3,724
Foreign die-cast	29,433	—	4,494	5,515	9,696
Corporate and other	3,169	1,553	5,923	(26,726)	4,415
Eliminations	—	(13,142)	—	(209)	—

Total per consolidated financial statements	$406,902	$—	$23,722	$76,081	$25,539

2001 (d):
Domestic die-cast	$135,571	$9,972	$13,568	$36,274	$8,670
Domestic apparel and memorabilia	142,954	—	5,028	23,181	386
Foreign die-cast	28,793	122	3,789	6,385	6,692
Foreign apparel	11,055	190	263	(2,591)	257
Corporate and other	4,979	1,126	5,718	(23,059)	515
Eliminations	—	(11,410)	—	(826)	—

Total per consolidated financial statements	$323,352	$—	$28,366	$39,364	$16,520

	Identifiable Assets		Goodwill and Trademarks

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Domestic die-cast (b)	$98,847	$60,744	$33,953	$13,769
Domestic apparel and memorabilia	131,845	122,775	62,840	61,841
Foreign die-cast	58,619	47,660	18,232	15,334
Corporate and other (c)	93,387	114,369	—	—
Eliminations	(7,940)	(7,632)	—	—

Total per consolidated financial statements	$374,758	$337,916	$115,025	$90,944

(a)	Goodwill and trademark ceased amortizing October 1, 2001, with the adoption of SFAS 142. Deprecation and amortization and operating income (loss), included goodwill and trademark amortization totaling $4.1 million ($0.7 million for domestic die-cast, $2.9 million for domestic apparel and memorabilia, and $0.5 million for foreign die-cast) for 2001.

(b)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration we pay 3% of the related product sales to Hasbro, quarterly through May 2006. The additional consideration is added to the cost of the trademark quarterly.

(c)	Corporate and other assets includes $45.4 million in cash and cash equivalents at September 30, 2003, and $66.3 million in cash and cash equivalents at September 30, 2002.

(d)	Certain prior period amounts have been reclassified to conform to the current year presentation.

INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2003	2002

Apparel blank stock and other raw materials	$5,202	$4,304
Die-cast collectibles (including $8.5 million of Funline die-cast acquired September 2003)	18,816	11,176
Finished apparel	19,214	17,987

	$43,232	$33,467

We depend upon third parties to manufacture all die-cast product and most apparel and memorabilia. Most significantly, one manufacturer produces over 80% of die-cast product. Any difficulty experienced by this manufacturer in producing and delivering the die-cast collectible product could have an adverse effect on our results of operations.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30 (in thousands):

	2003	2002	Estimated Useful Life

Land	$708	$596
Building and leasehold improvements	17,530	12,342	2-25 years
Tooling	128,867	96,051	1-3 years
Equipment, software and other	27,537	22,815	3-5 years
Trackside trailers and vehicles	11,019	9,916	5 years

	185,661	141,720
Less – accumulated depreciation	(122,710)	(95,342)

	$62,951	$46,378

Cost of sales includes tooling depreciation totalling $17.2 million, $14.8 million and $15.8 million in 2003, 2002 and 2001.

GOODWILL AND OTHER INTANGIBLES

Goodwill and trademarks with indefinite lives ceased amortizing effective October 1, 2001, with the adoption of SFAS 142. Intangibles with definite lives consist principally of licenses and other intangibles and will continue amortizing under SFAS 142. Goodwill amortization was $4.1 million or $2.8 million, net of tax, for 2001. Excluding the impact of goodwill amortization, net income for 2001, would have been the following (in thousands, except per share data):

2001

Net income	$34,700
Earnings per common share:
Basic-	$2.12
Diluted-	$2.06

The estimated aggregate intangibles amortization expense expected as of September 30, 2003, follows (in thousands):

Year
2004	$3,737
2005	3,451
2006	3,217
2007	2,617
2008	1,086
Thereafter	2,741

Total	$16,849

Goodwill and other intangibles consists of the following at September 30 (in thousands):

		Weighted		Weighted
		Average		Average
		Amortization		Amortization
	2003	Period	2002	Period

Intangibles with Indefinite Lives:
Carrying amount-
Goodwill	$104,580	NA	$101,212	NA
Trademarks	27,597	NA	6,451	NA

	132,177		107,663
Accumulated amortization	(17,152)		(16,719)

	115,025		90,944

Intangibles with Definite Lives:
Carrying amount
Licenses	23,590	9.2 years	23,470	9.1 years
Customer relationships	2,359	4.5 years	2,239	4.6 years
Non-compete agreement	1,635	3.4 years	360	5.0 years
Patent	68	4.0 years	68	4.0 years
Backlog	—	NA	539	0.3 years

	27,652	8.4 years	26,676	8.5 years
Accumulated amortization	(10,803)		(9,106)

	16,849		17,570

	$131,874		$108,514

Increases to goodwill as a result of acquisitions aggregated $0 in 2003 and $6.5 million in 2002.

DEBT AND FINANCING

The 4¾% convertible subordinated notes (the Notes) are convertible at the option of the holders into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. The Notes are generally unsecured obligations of the Company. The indenture governing the Notes does not limit or prohibit additional indebtedness, including senior indebtedness. We may, at our option, redeem the Notes in whole or in part at any time, at redemption prices set forth in the indenture. The Notes mature April 1, 2005. Upon the occurrence of a “change in control” or a “termination of trading,” as defined in the indenture, each holder of the Notes will have the right to require us to repurchase notes, in whole or in part, at face value plus accrued and unpaid interest. The related offering expenses and initial purchase discount of 3% are included in other long-term assets and are being amortized into interest expense using the effective interest rate method.

During 2003 and 2002, we repurchased Notes with a face value of $9.0 million and $16.0 million, respectively. In 2003, the notes were repurchased using $8.9 million in cash. In 2002, the notes were repurchased using $5.7 million in cash, 145 thousand shares from treasury and 95 thousand newly issued shares with a market value of $11.4 million. The difference between the treasury shares’ $1.3 million cost and $6.9 million market value increased additional paid in capital.

During 2001, we also paid $4.0 million in cash to settle a long-term obligation, extending through 2007, and valued at $4.8 million. The resulting $0.8 million pre-tax gain is included in gain (loss) on extinguishment of debt. The settlement also eliminated future contingent royalty payments for trademark usage through 2007. Other long-term debt of $0.5 million was also extinguished early, at no gain or loss in 2001.

Other long-term debt consists of the following at September 30 (in thousands):

	2003	2002

Notes payable, secured by property and equipment, 6.0% to 8.4%	5,057	$1,848
Less current portion	(567)	(423)

	$4,490	$1,425

The aggregate future maturities of the 4¾% convertible subordinated notes (the Notes) and other long-term debt at September 30, 2003, follows (in thousands):

		Other Long-
Year	Notes	Term Debt

2004	$—	$567
2005	29,935	316
2006	—	338
2007	—	361
2008	—	385
Thereafter	—	3,090

Total	$29,935	$5,057

At September 30, 2003, the carrying value of the Notes approximated the Note’s fair value, based on current market prices, and the carrying amounts of other long-term debt approximated the fair value of those instruments, based on current market prices for similar debt instruments.

During 2003, as a result of acquisitions, we entered into amendments to the loan and security agreement with Bank One that increased the revolving credit facility, modified certain covenants, and extended the term of the agreement through March 31, 2005. The amended agreement provides for a revolving credit facility of $35 million. The agreement provides for borrowings of up to $20 million to support letters of credit, to the extent not utilized for borrowings. Prior to the amendments, the revolving credit facility was $20 million. Outstanding letters of credit totaled $11.0 million at September 30, 2003.

The line of credit bears interest at Bank One’s base rate or LIBOR plus 2.5%. We pay a commitment fee of 0.5% of the average unused credit facility and a fee of 1.0% of the average undrawn letters of credit.

Under the agreement, as amended, we are required to meet certain financial tests principally related to ratios of debt coverage, total liabilities to tangible net worth, and funded indebtedness to EBIDA (earnings before interest, depreciation, and amortization). We were in compliance with those covenants at September 30, 2003. We have never borrowed under the agreement, originally dated September 2000.

CREDIT RISK AND FINANCIAL INSTRUMENTS

Sales to our top five customers accounted for 22.5%, 24.8% and 16.0% of sales in 2003, 2002 and 2001, respectively. Sales to our largest customer, Wal-Mart Stores, Inc. (Wal-Mart), were approximately 11.1% of revenue in 2003. Accounts receivable from Wal-Mart at September 30, 2003, including $2.2 million of receivables acquired in the Funline acquisition, totaled $11.0 million. Sales to our third largest customer, Kmart Corporation, and its divisions (Kmart), were approximately 3.6% of revenue in 2003. Accounts receivable from Kmart at September 30, 2003, including $0.4 million of receivables acquired in the Funline acquisition, totaled $2.4 million, and $0.5 million of those receivables were supported by letters of credit issued by K-mart divisions not included in its bankruptcy filing. Other assets, long-term, at September 30, 2003, included $0.3 million representing the estimated value of the distribution receivable from the Kmart Corporation bankruptcy.

Cash equivalents consists of $29.7 million of investments in overnight reverse repurchase agreements and $10.3 million invested in money market funds at September 30, 2003. Repurchase agreements are collateralized at 102% of securities provided as collateral by the counterparty bank. The bank provides securities with a market value at least equal to the funds held by the bank under the underlying repurchase agreement.

We currently use a derivative as part of our risk management strategy related to a portion of our exposure to currency fluctuations on intercompany advances to our German subsidiary, denominated in dollars, for which the euro exchange rate gain or loss is included in operations. These advances totaled $18.4 million at September 30, 2003. In June 2003, we entered into a foreign currency forward contract designed to partially offset the effect changes in the euro exchange rate have on earnings related to these advances. This forward contract does not qualify for hedge accounting and is recorded on the balance sheet at fair value. Changes in fair value are recorded each period in other income (expense). At September 30, 2003, this forward with a notional value of 5.0 million euros ($5.8 million as of September 30, 2003), remained unsettled. The notional amount does not quantify risk or represent our liability, but is used in calculation of cash settlements under the contract. During 2003, $129 thousand of net unrealized losses on the contract were recorded in other income (expense). We realized a $47 thousand loss on the contract upon settlement at maturity in November 2003.

In November 2003, we entered into another forward with a notional value of 5.0 million euros, and a six-month maturity. We are exposed to credit risk on this contract in the event of non-performance by the counterparty. However, the counterparty to this transaction is a major financial institution we deem credit worthy. We do not anticipate non-performance.

SHAREHOLDERS’ EQUITY

As of September 30, 2003, options on 337,556 shares of common stock were available for grant to key employees, consultants, independent contractors and non-employee directors under the 1998 Non-Qualified Stock Option Plan and the 2000 Stock Option Plan, as approved by shareholders. The stock option plans allow awards in the form of incentive stock options, non-statutory stock, stock appreciation rights and shares of common stock. In October 2001, the board of directors amended the 2000 Stock Option Plan and increased the number of shares issuable under the plan from 7% of issued common shares not to exceed 2 million shares, to 13% of issued common shares not to exceed 3 million shares. The shareholders approved this amendment. The board also increased the number of shares reserved for issuance under the 2000 Stock Option Plan, from 2.0 million shares to 3.0 million shares. At September 30, 2003, the shares reserved for issuance under the expired 1993 Stock Option Plan, the 1998 Non-Qualified Stock Option Plan and the 2000 Stock Option Plan totaled 2.6 million shares.

Stock option plan activity and data follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,780,716	$20.58	1,764,029	$13.50	1,279,775	$16.27
Granted	744,500	18.83	507,000	39.18	1,063,000	9.91
Exercised	(129,986)	5.78	(437,641)	14.76	(329,232)	9.07
Canceled	(172,557)	20.62	(52,672)	10.87	(249,514)	18.25

Outstanding at end of year	2,222,673	$20.86	1,780,716	$20.58	1,764,029	$13.50

Outstanding exercisable at end of year	1,004,808	$19.28	626,355	$18.18	519,016	$21.30
Options available for grant at end of year	337,556		913,189		258,487
Weighted average fair value of options granted in the year		$6.81		$15.23		$5.38

Options outstanding and exercisable by price range as of September 30, 2003, are as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 2.38 – $ 8.77	482,443	7.3	$4.93	311,602	$5.25
8.78 – 17.54	97,227	5.5	9.74	93,893	9.53
17.55 – 26.30	944,503	8.4	19.10	294,158	21.16
26.31 – 35.07	221,500	5.7	26.92	118,165	26.75
35.08 – 43.84	477,000	8.1	39.89	186,990	39.89

2.38 – 43.84	2,222,673	7.7	$20.86	1,004,808	$19.28

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

A total of 1.8 million shares of our common stock are reserved for sale to employees under the Action Performance Companies, Inc. 1999 Employee Stock Purchase Plan. The plan allows eligible employees to purchase shares of common stock at the lesser of 85% of the fair value of such shares at the beginning or end of each semi-annual offering period. Purchases are limited to 15% of an employee’s eligible compensation, subject to a maximum limitation. Share purchases occur semi-annually and have been less than 25 thousand shares in 2003, 2002 and 2001.

In July 2002, the Board of Directors approved a one-year program under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions. In October 2002, under this program, 110 thousand shares were purchased at a price of $18.39 per share. In July 2003, the Board of Directors approved another one-year program under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions.

In May 2002, at a special meeting of shareholders, the shareholders approved an increase in the number of authorized common shares from 25.0 million shares to 62.5 million shares.

EMPLOYEE BENEFITS

Our defined contribution plan qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code and is available to substantially all domestic employees. Participating employees may defer all or a portion of their pre-tax compensation, subject to certain limitations. Effective October 1, 2003, the plan provides for employer matching contributions, which fully match each dollar contributed by an employee, up to a maximum of 3% of the employee’s defined compensation and 50% of each dollar contributed by an employee between 3% and 5%, of the employee’s defined compensation. In 2003, 2002 and 2001, the plan had provided for an employer matching contribution of 50% of each dollar contributed by the employee, up to a maximum of 2% of the employee’s defined compensation. The plan also provides for an annual employer profit sharing contribution in such amounts as the Board of Directors may determine. In 2003, 2002 and 2001, employer-matching contributions expensed totaled $188 thousand, $158 thousand, and $157 thousand.

EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators in the EPS computations for net income follow (in thousands):

	2003	2002	2001

NUMERATOR:
Basic – net income	$24,227	$44,947	$31,936
Effect of dilutive 4¾% convertible subordinated notes, tax affected interest	—	1,497	—

Diluted – adjusted net income before assumed conversions	$24,227	$46,444	$31,936

DENOMINATOR:
Basic – weighted average shares	17,856	17,565	16,373
Effect of dilutive stock options and warrants	403	721	476
Effect of dilutive 4¾% convertible subordinated notes	—	945	—

Diluted – adjusted weighted average shares and assumed conversion of 4¾% convertible subordinated notes	18,259	19,231	16,849

The impact of certain options and warrants outstanding for the purchase of 1.3 million, 0.5 million and 0.9 million shares of common stock at average prices of $30.45, $39.90 and $22.50 per share, were not included in the calculation of diluted EPS for 2003, 2002 and 2001, because to do so would be antidilutive. The options and warrants had exercise prices greater than the average market price of the common stock in 2003, but could potentially dilute EPS in the future. The impacts of outstanding 4¾% convertible subordinated notes were not included in the calculation of diluted EPS for 2003 and 2001, because to do so also would have been antidilutive. The notes could potentially dilute EPS in the future.

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

A reconciliation of the federal income tax rate to the Company’s effective rate follows:

	2003	2002	2001

Statutory federal rate	35%	35%	35%
State taxes, net of federal benefit	2	2	2
Foreign incremental rate	2	1	—
Valuation allowances and other	(3)	—	—
US benefit of Goodsports closure	—	—	(4)

	36%	38%	33%

Income taxes, consists of the following (in thousands):

	2003	2002	2001

Current:
Federal	$8,050	$24,440	$9,857
State	265	2,371	409
Foreign	1,830	928	1,228

	10,145	27,739	11,494

Deferred:
Federal	1,842	(1,196)	6,970
State	256	14	194
Foreign	1,256	1,049	1,396

	3,354	(133)	8,560

Change in estimated income tax receivable	—	—	(4,549)

Income taxes	$13,499	$27,606	$15,505

The components of deferred taxes at September 30 follow (in thousands):

	2003	2002

Deferred Tax Assets:
Domestic-
Inventory cost capitalization	$1,043	$1,451
Reserves and accruals	6,815	5,773
Deferred compensation	314	277
Intangible asset capitalization	704	881
Capital loss carryforwards	745	754
State net operating losses	1,172	1,362
Unrealized loss on investments	21	—
Valuation allowance	(1,972)	(2,013)
Foreign-
Reserves and accruals	—	263
Net operating losses	1,451	1,439
Valuation allowance	(1,401)	(834)

Net deferred tax assets	8,892	9,353

Deferred Tax Liabilities:
Domestic-
Accelerated tax depreciation	(755)	(1,121)
Accelerated tax amortization	(6,540)	(5,317)
Reserves and accruals	(1,824)	(184)
Unrealized gain on investments	—	(34)
Foreign-
Accelerated tax depreciation	(1,250)	(1,071)
Accelerated tax amortization	(4,046)	(3,014)
Reserves and accruals	(76)	(11)

Net deferred tax liabilities	(14,491)	(10,752)

Net deferred tax liabilities	$(5,599)	$(1,399)

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. Valuation allowances as of September 30, 2003, include $1.4 million to reserve foreign tax assets for net operating losses generated by German subsidiaries, $1.2 million to fully reserve tax assets for state net operating losses expected to expire before realized and $0.8 million to fully reserve capital loss carryforwards. During 2002, we reduced valuation allowances by $0.4 million because 2002 taxable income was sufficient to realize state and foreign net operating loss tax assets. Valuation allowances as of September 30, 2002, include $0.8 million to fully reserve a foreign tax asset for net operating losses generated by a German subsidiary, $1.2 million to fully reserve tax assets for state net operating losses expected to expire before realized and $0.8 million to fully reserve capital loss carryforwards. Valuation allowances as of September 30, 2001, include $1.2 million to fully reserve a foreign tax asset for net operating losses generated by a German subsidiary, $1.3 million to fully reserve tax assets for state net operating losses expected to expire before realized and $0.8 million to fully reserve capital loss carryforwards. Those capital loss carryforwards of $2.0 million expire $1.0 million in 2005 and $1.0 million in 2006.

Prior to May 2002, undistributed earnings were deemed permanently reinvested. Beginning in May 2002, U.S. federal income taxes have been provided on undistributed earnings of German subsidiaries.

The 2003 income tax provision includes credits of $1.4 million reflecting adjustments of prior tax rates and the release of valuation allowances.

Our U.S. income tax returns for 1998 through 2000 have been examined by the Internal Revenue Service. Certain adjustments, principally related to timing differences as to when expenses are deductable, have been recorded in these financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions follow (in thousands):

	2003	2002	2001

Supplemental disclosures:
Interest paid	$2,199	$2,705	$5,222
Income taxes paid (refunded), net	11,420	27,815	(17,032)
Non-cash transactions:
Common stock issued in acquisitions	9,268	2,343	175
Warrants issued in acquisitions	—	—	241
Warrants issued for licenses	—	2,903	1,399
Licenses contributed for minority interest	—	—	173
Shares issued to repurchase debt	—	10,153	12,628
Change in accrued dividends	(381)	533	—

COMMITMENTS AND CONTINGENCIES

Aggregate future minimum guaranteed royalty payments and personal service agreement payments are as follows as of September 30, 2003 (in thousands):

		Personal
Year	Royalty	Service

2004	$20,327	$1,681
2005	20,589	1,383
2006	12,508	707
2007	7,103	244
2008	4,830	—
Thereafter	24,950	—

Total	$90,307	$4,015

Royalty expense under licenses, including guaranteed minimums, were $58.4 million, $69.7 million and $48.1 million for 2003, 2002 and 2001.

Our license agreements and distributor agreements generally contain provisions under which we indemnify and hold harmless licensors and distributors of our products from losses connected with the design, manufacture or promotion of products. We carry no reserves for such claims and have not experienced any losses related to the design, manufacture or promotion of our products in the past three years. We are generally indemnified under our manufacturing agreements for such losses connected with the manufacture of products. We also maintain general liability and product liability insurance to cover such losses and have had no related activity under those insurance contracts in the last three years.

Aggregate future payments and receipts under noncancellable operating leases and subleases are as follows as of September 30, 2003 (in thousands):

	Lease	Sublease
Year	Payments	Receipts

2004	$4,811	$384
2005	4,423	384
2006	3,890	384
2007	3,423	352
2008	2,508	—
Thereafter	11,937	—

Total	$30,992	$1,504

Rent expense recognized for noncancellable operating leases, net of sublease income, totaled $4.1 million, $2.1 million, and $2.7 million for 2003, 2002 and 2001.

One of our sublessees fell in arrears on lease payments during 2002. In fiscal 2002, we reserved $3.0 million, representing our then current estimate of the total potential loss under the building sublease agreements. In August 2003, we moved our corporate headquarters to this building from our previous corporate headquarters, which is also a leased building. We currently estimate that the $0.9 million reserve remaining at September 30, 2003, will be adequate to cover lease payments on the previous headquarters building until sublet.

Commitments at September 30, 2003, were approximately $1 million for property and equipment and $11 million of outstanding letters of credit.

We entered into a contractual agreement providing severance benefits to our chairman in the event of a potential change of ownership or termination of employment. Commitments under this arrangement totaled approximately $1.8 million at September 30, 2003.

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

SUBSEQUENT EVENTS

On October 30, 2003 a lawsuit was filed against us in the U.S. District Court for the District of Delaware claiming we underpaid certain trackside expenses. We intend to vigorously defend the claims assessed in the lawsuit. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial position or results of operations.

Schedule II

ACTION PERFORMANCE COMPANIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2003, 2002 and 2001
(in thousands)

		Additions-
		Charged	(Charged to)
	Balance at	to costs	or credited
	beginning	and	from other		Deductions	Balance at
Description	of year	expenses	accounts		(A)	end of year

Allowance for doubtful accounts:
2003	$2,127	$3,121	$(1,009	)(B)	$(605)	$3,634
2002	2,141	1,589	(548	)(C)	(1,055)	2,127
2001	3,392	768	(144	)(D)	(1,875)	2,141
Other Assets – Allowance for doubtful accounts, long term:
2003	$1,030	$—	$896	(E)	$—	$1,926
2002	—	—	1,030	(E)	—	1,030
2001	—	—	—		—	—

(A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.

(B)	Amounts indicated as charged to other accounts represent a reclassification of ($0.9) million to allowance for doubtful accounts, long term (Other Assets), and ($0.1) million to other liabilities.

(C)	Amounts indicated as charged to other accounts represent recoveries of $0.4 million, a reclassification of $(1.0) million to allowance for doubtful accounts, long term (Other Assets), and $0.1 million acquired in the acquisition of Jeff Hamilton Collection, Inc.

(D)	Amounts indicated as charged to other accounts represent allowance written off in connection with disposition of the investment in Goodsports Holdings Pty Ltd.

(E)	Amounts indicated as credited from other accounts represent reclassifications of the allowance for doubtful accounts to allowance for doubtful accounts, long-term (Other Assets).

EXHIBIT INDEX

Exhibit
Number	Exhibit

3.1	First Amended and Restated Articles of Incorporation of Registrant, as amended (12)

3.2	Amended and Restated Bylaws of Registrant (1)

4.1	Form of Certificate of Common Stock (2)

4.2	Indenture dated as of March 24, 1998, between Action Performance Companies, Inc. and First Union National Bank, as Trustee, including forms of Notes (3)

10.4.2	1993 Stock Option Plan, as amended and restated through January 16, 1997 (6)

10.8	Form of Indemnification Agreement entered into with the Directors of the Registrant (2)

10.27	Manufacturing Agreement between the Registrant and Early Light International Co. Ltd. dated November 1, 2000 (5)

10.52	1998 Non-qualified Stock Option Plan(3)

10.49	Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance Companies, Inc. (7)

10.50	Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc. (7)

10.52	1998 Non-qualified Stock Option Plan (3)

10.54	Registration Rights Agreement dated March 24, 1998, by and among Action Performance Companies, Inc., NationsBanc Montgomery Securities LLC, CIBC Oppenheimer Corp., EVEREN Securities, Inc., and Piper Jaffray Inc. (3)

10.56	1999 Employee Stock Purchase Plan (8)

10.57	Standard Form Industrial Lease (Single Tenant) dated June 28, 1999, between H-B Tempe, L.L.C. and Action Performance Companies, Inc. (9)

10.58	Master Lease Agreement dated August 9, 1999 between General Electric Capital Corporation and goracing.com, inc., together with Schedule No. 01, Commitment Letter dated October 4, 1999, and Corporate Guaranty by Action Performance Companies, Inc. (9)

10.59	Distribution Agreement dated September 13, 2000 by and between the Registrant and QVC, Inc. (5)

10.60	Sublease dated March 28, 2000 by and between Action Performance Companies, Inc., and Integrated Information Systems, Inc. (5)

10.61	Equipment Sublease dated March 28, 2000 by and among goracing.com, inc., Action Performance Companies, Inc., and Integrated Information Systems, Inc. (5)

10.62	Equipment Sublease dated March 28, 2000 by and between Integrated Information Systems, Inc. and goracing.com, inc. (5)

10.63	Loan and Security Agreement dated September 29, 2000 by and among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and American National Bank and Trust Company of Chicago. (5)

10.64	Pledge Agreement dated October 2, 2000 by and between Racing Collectables Club of America, Inc., and American National Bank and Trust Company of Chicago.(5)

10.65	Pledge Agreement dated October 2, 2000 by and between Action Performance Companies, Inc., and American National Bank and Trust Company of Chicago. (5)

10.66	Pledge Agreement dated October 2, 2000 by and between goracing.com, inc., and American National Bank and Trust Company of Chicago. (5)

10.67	Second Amendment to Loan and Security Agreement, dated January 31, 2001, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (10)

10.68	First Amended and Restated 2000 Stock Option Plan (11)

10.69	Consent and Third Amendment to Loan and Security Agreement, dated September 2002, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (12)

10.70	Fifth Amendment to Loan and Security Agreement, dated March 12, 2003, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (13)

Exhibit
Number	Exhibit

10.71	Sixth Amendment to Loan and Security Agreement, dated September 23, 2003, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA.

21	List of Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Statement regarding consent of Arthur Andersen LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(5)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission on December 29, 2000.

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 22, 1997.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(9)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission on December 29, 1999.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 13, 2002.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-88114).

(12)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2002, as filed with the Securities and Exchange Commission on December 20, 2002.

(13)	Incorporated by reference to the Registrant’s Form 8-K dated March 12, 2003, as filed with the Securities and Exchange Commission on March 18, 2003.