Form 10-Q
period 2003-12-31
ACTION PERFORMANCE COMPANIES INC
filed 2004-02-13
CIK 892147

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

Commission file number 0-21630

ACTION PERFORMANCE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

ARIZONA	86-0704792

(State of Incorporation)	(I.R.S. Employer Identification No.)

1480 South Hohokam Drive
Tempe, AZ 85281

(Address, including zip code, of executive offices)

(602) 337-3700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No[  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 29, 2004

Common Stock, $0.01 par value	18,322,816 Shares

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Balance Sheets
December 31, 2003 and September 30, 2003
(in thousands, except per share data)

	December 31,	September 30,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$35,751	$49,462
Accounts receivable, net	54,015	69,890
Inventories	52,465	43,232
Prepaid royalties	6,805	6,540
Taxes receivable	1,014	—
Deferred income taxes	5,295	5,291
Prepaid expenses and other	4,259	3,161

Total current assets	159,604	177,576

Long-Term Assets
Property and equipment, net	65,583	62,951
Goodwill	88,877	87,448
Licenses and other intangibles, net	41,675	44,426
Other	2,804	2,357

Total long-term assets	198,939	197,182

	$358,543	$374,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,687	$36,734
Accrued royalties	5,186	11,762
Accrued expenses	8,062	11,764
Taxes payable	—	3,156
Current portion of long-term debt	328	567

Total current liabilities	48,263	63,983

Long-Term Liabilities:
Long-term debt	34,715	34,425
Deferred income taxes and other	12,094	11,816

Total long-term liabilities	46,809	46,241

Commitments and Contingencies
Minority Interests	2,371	2,941
Shareholders’ Equity:
Common stock, $.01 par value: 62,500 shares authorized; 18,513 and 18,464 shares issued	185	185
Additional paid-in capital	158,023	157,301
Treasury stock, at cost, 190 and 190 shares	(3,999)	(3,999)
Accumulated other comprehensive loss	(1,083)	(2,488)
Retained earnings	107,974	110,594

Total shareholders’ equity	261,100	261,593

	$358,543	$374,758

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended December 31, 2003 and 2002
(in thousands, except per share data)

	2003	2002

Net sales	$71,439	$85,799
Cost of sales	54,251	55,277

Gross profit	17,188	30,522

Operating expenses:
Selling, general, and administrative	20,138	17,362
Amortization of licenses and other intangibles	941	900

Total operating expenses	21,079	18,262

Income (loss) from operations	(3,891)	12,260
Interest expense	(431)	(579)
Foreign currency gains and losses	829	1,361
Earnings from joint venture	564	—
Other income and expenses	188	(235)

Income (loss) before income taxes	(2,741)	12,807
Income taxes	(1,036)	4,841

Net income (loss)	(1,705)	7,966
Other comprehensive income	1,405	783

Comprehensive income (loss)	$(300)	$8,749

Earnings (Loss) Per Common Share:
Basic	$(0.09)	$0.45
Diluted	$(0.09)	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2003 and 2002
(in thousands)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,705)	$7,966
Adjustments to reconcile net income (loss) to cash provided by (used in) operations-
Depreciation and amortization	7,566	6,249
Stock option tax benefits	74	407
Undistributed earnings from joint venture	(564)	—
Other	433	226
Changes in assets and liabilities, net of businesses acquired and disposed-
Accounts receivable, net	16,211	17,465
Accounts payable and accrued expenses	(3,835)	(8,473)
Income taxes receivable and payable	(4,264)	3,833
Inventories	(8,081)	170
Prepaid royalties and accrued royalties	(6,841)	(4,358)
Other	(2,723)	(2,267)

Net cash provided by (used in) operating activities	(3,729)	21,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(7,703)	(11,135)
Other	(298)	(407)

Net cash used in investing activities	(8,001)	(11,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings – German mortgage	—	3,001
Long-term debt repayments	(320)	(365)
Common stock purchases for treasury	—	(2,024)
Dividends paid - common shareholders	(915)	(532)
Dividends paid - minority interest shareholders	(1,003)	(349)
Stock option and other exercise proceeds	100	251

Net cash used in financing activities	(2,138)	(18)

Effect of exchange rates on cash and cash equivalents	157	380

Net change in cash and cash equivalents	(13,711)	10,038
Cash and cash equivalents, beginning of period	49,462	69,585

Cash and cash equivalents, end of period	$35,751	$79,623

Supplemental Disclosures:
Interest paid	$785	$990
Income taxes paid, net	3,830	303

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

INTERIM FINANCIAL REPORTING

The accompanying interim condensed consolidated financial statements for Action Performance Companies, Inc. and subsidiaries have been prepared without audit by independent auditors pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, all normal and recurring adjustments necessary for a fair statement of financial position and results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the interim periods are not necessarily indicative of the operating results that may be expected for the fiscal year ending September 30, 2004.

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

	Three Months Ended December 31,

	2003 (a)	2002

Volatility	N/A	65.9%
Risk-free interest rate	N/A	2.1%
Dividend rate	N/A	0.7%
Expected life of options	N/A	3 years

(a)  There were no options granted during the three months ended December 31, 2003.

Options generally vest ratably over three years. Options granted to independent directors generally vest immediately upon grant. Had compensation costs been determined consistent with SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of stock options granted over the respective vesting period of the options, the net income and per share amounts would have been the following pro forma amounts (in thousands, except per share data):

	Three Months Ended December 31,

	2003	2002

Net Income (Loss):
As Reported	$(1,705)	$7,966
Pro Forma	$(2,618)	$7,129
Basic EPS:
As Reported	$(0.09)	$0.45
Pro Forma	$(0.14)	$0.40
Diluted EPS:
As Reported	$(0.09)	$0.44
Pro Forma	$(0.14)	$0.39

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

	Three Months Ended December 31,

		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)

2003:
Domestic die-cast	$33,625	$1,147	$3,677	$3,454
Domestic apparel and memorabilia	27,817	462	769	(1,564)
Foreign die-cast	9,437	—	1,920	1,499
Corporate and other	560	320	1,200	(7,006)
Eliminations	—	(1,929)	—	(274)

Total per consolidated financial statements	$71,439	$—	$7,566	$(3,891)

2002:
Domestic die-cast	$40,408	$2,070	$2,454	$12,412
Domestic apparel and memorabilia	35,640	—	870	4,402
Foreign die-cast	9,152	—	1,467	1,638
Corporate and other	599	519	1,458	(6,163)
Eliminations	—	(2,589)	—	(29)

Total per consolidated financial statements	$85,799	$—	$6,249	$12,260

	Identifiable Assets		Goodwill and Trademarks

	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,
	2003	2003	2003	2003

Domestic die-cast (a)	$102,157	$98,847	$32,142	$33,953
Domestic apparel and memorabilia	120,895	131,845	62,840	62,840
Foreign die-cast	60,851	58,619	19,661	18,232
Corporate and other (b)	82,579	93,387	—	—
Eliminations	(7,939)	(7,940)	—	—

Total per consolidated financial statements	$358,543	$374,758	$114,643	$115,025

(a)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration, we pay a rate ranging from 1.5% to 3% of certain Winner’s Circle product sales to Hasbro, quarterly, through May 2006. The additional consideration is added to the cost of the trademark quarterly. During the first quarter of fiscal 2004, $1.5 million was accrued as additional consideration payable under the earn-out provisions of the Funline acquisition agreement. The amount recorded for the Funline trademarks, included in the domestic die-cast segment, was increased by the amount of the additional consideration. In addition, during the first quarter of fiscal 2004, a revision of the preliminary purchase price allocation for the initial consideration for Funline resulted in a $3.6 million reduction in the amount allocated to the Funline trademarks.

(b)	Corporate and other identifiable assets includes $33.4 million in cash at December 31, 2003, and $45.4 million in cash at September 30, 2003.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the numerators and denominators in the EPS computations for net income (loss) follow (in thousands):

	Three Months Ended December 31,

	2003	2002

NUMERATOR:
Basic – net income (loss)	$(1,705)	$7,966
Effect of dilutive 4¾% convertible subordinated notes, tax effected interest	—	319

Diluted – adjusted net income (loss) before assumed conversions	$(1,705)	$8,285

DENOMINATOR:
Basic – weighted average shares	18,281	17,791
Effect of dilutive stock options and warrants	—	404
Effect of dilutive 4¾% convertible subordinated notes	—	808

Diluted – adjusted weighted average shares and assumed conversion of 4¾% convertible subordinated notes	18,281	19,003

The impact of options and warrants outstanding for the purchases of 1.3 million and 1.2 million shares of common stock at an average price of $30.65 and $30.34 were not included in the calculation of diluted EPS for the three months ended December 31, 2003 and 2002, because to do so would be antidilutive. The options and warrants had exercise prices greater than the average market price of the common stock for the three months ended December 31, 2003 and 2002, but could potentially dilute EPS in the future. The impacts of outstanding 4¾% convertible subordinated notes were not included in the calculation of diluted EPS for the three months ended December 31, 2003 because to do so would have been antidilutive. The notes could potentially dilute EPS in the future.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain lawsuits and asserted and unasserted claims. We believe that the resolution of any such matters will not have a material adverse effect on financial position, results of operations, or cash flows.

In December 2003, we settled a lawsuit filed in October 2003 against us in the U.S. District Court for the District of Delaware for $0.9 million.

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

We have structured our operations to enable us to service higher levels of sales with limited increases in operating expenses and capital investments. The principal elements of this operating structure include the following:

•	Our exclusive licenses allow us to exert a high degree of control over product pricing.

•	Manufacturing costs are largely fixed due to outsourcing under fixed-price contracts.

•	Royalties are paid generally as a percentage of sales.

•	Due to our agreements with distributors and QVC, incremental volume does not proportionately increase our operating expenses.

•	Research and development is limited to basic design and engineering.

•	Capital expenditures are principally limited to tooling for die-cast.

•	Functions, such as manufacturing and others outside of our core skills, are generally outsourced.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances may be required. Our accounts receivable are written off against the allowance once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which includes collection attempts by company employees and outside collection agencies.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

Royalties

Our license agreements generally require payments of royalties to drivers, sponsors, teams, and other parties. Contracts generally provide for royalties to be calculated as a specified percentage of sales. Some contracts, however, provide for guaranteed minimum royalty payments. Royalties payable calculated using the contract percentage rates are recognized as cost of sales when the related sales are recognized. To the extent we project that royalties payable under a contract, calculated using the contract percentage rate, will be lower than guaranteed minimums during the guarantee period, we recognize additional cost of sales over the guarantee period, generally a calendar year. Guarantees advanced under the license agreements are carried as prepaid royalties until earned by the third party, or considered to be unrecoverable. We evaluate prepaid royalties regularly and expense prepaid royalties to cost of sales to the extent projected to be unrecoverable through sales.

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

Stock-Based Compensation

We account for employee stock-based compensation in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations (APB No. 25). Common stock options issued under our plans generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Were we required to record compensation expense for these options, the charge to earnings might be significant.

Results of Operations

The following table sets forth the percentage of total revenue represented by certain expense and revenue items for the periods ended December 31:

	Three Months Ended

	2003	2002

Net sales	100.0%	100.0%
Cost of sales	75.9	64.4

Gross profit	24.1	35.6

Selling, general, and administrative	28.2	20.2
Amortization of licenses and other intangibles	1.3	1.1

Income (loss) from operations	(5.4)	14.3
Interest expense	(0.6)	(0.7)
Foreign currency gains and losses	1.2	1.6
Earnings from joint venture	0.8	—
Other income and expenses	0.2	(0.3)

Income (loss) before income taxes	(3.8)	14.9
Income taxes	1.4	(5.6)

Net income (loss)	(2.4)%	9.3%

The following table sets forth net sales by channel of distribution and net sales from the operations of acquired businesses for the periods ended December 31 (in thousands):

	Three Months Ended

	2003	2002

Domestic Die-cast:
Wholesale distribution and promotion	$11,885	$20,980
Wholesale to mass-merchant retailers	17,836	13,205
Retail through collector’s catalog club	3,904	6,223
Foreign Die-cast - wholesale distribution and promotion	9,437	9,152

Total die-cast	43,062	49,560

Domestic Apparel and Memorabilia:
Wholesale distribution and promotion	13,253	16,619
Wholesale to mass-merchant retailers	8,468	12,585

Total apparel and memorabilia:	21,721	29,204
Retail at Trackside	6,096	6,436
Royalties and Other	560	599

Net Sales	$71,439	$85,799

Net Sales from Businesses Acquired in fiscal 2003	$13,190	$—

Three Months Ended December 31, 2003, Compared with Three Months Ended December 31, 2002

Net sales decreased 16.7% to $71.4 million for the three months ended December 31, 2003, from $85.8 million in the prior year quarter. Domestic die-cast sales decreased $6.8 million, or 16.8%, from the prior year quarter while foreign die-cast sales increased $0.3 million or 3.1%. The decrease in domestic die-cast sales resulted, in part, from timing issues surrounding the finalization of sponsor relationships and promotional strategies, compounded by cautious orders by both wholesale distributors and mass retailers. These factors led to reduced die-cast order quantities for individual programs and delayed our ability to produce and ship product. Domestic apparel and memorabilia segment sales, exclusive of trackside, decreased $7.5 million, or 25.6%, from the prior year quarter. Apparel and memorabilia revenues were down due to the deferral of certain mass retail apparel orders, which we expect to realize in our second and third quarters and an unanticipated decline in December in wholesale apparel and leather jacket demand. Trackside sales decreased 5.3% to $6.1 million from revenues of $6.4 million in the prior year quarter.

Gross profit declined to 24.1% of sales in the first quarter of 2004 from 35.6% in the comparable fiscal 2003 period, reflecting the effects of product mix in which our lower margin products represented a higher than normal percentage of total revenues, the ratable amortization of annual tooling depreciation, which will reduce the margins in quarters of lower revenues, the write-off of Pontiac NASCAR tooling due to the withdrawal of Pontiac from NASCAR, and lower than expected margins from our NASCAR die-cast and stylized die-cast businesses.

Selling, general, and administrative expenses were $20.1 million, or 28.2% of sales, in the quarter ended December 31, 2003, compared to $17.4 million, or 20.2% of sales in the prior year quarter. Selling, general, and administrative expenses included the $0.9 million settlement of litigation with Dover International Speedway in the first quarter of 2004. Excluding this settlement charge and the operating expenses of Funline, acquired in September 2003, expenses in the 2004 first quarter increased $0.5 million, or 3% over the prior year first quarter.

Interest expense of $0.4 million for the three months ended December 31, 2003, was $0.1 million lower than the prior year period, primarily as a result of the convertible subordinated note repurchases after December 31, 2002.

Foreign currency gains were $0.8 million for the three months ended December 31, 2003, versus $1.4 million in the prior year quarter. The gains resulting from the impact the 20.0% improvement in the euro-to-U.S. dollar exchange rate had on German advances payable, which are denominated in U.S. dollars, were $1.3 million in the 2004 first quarter and $1.4 million in the comparable prior year quarter. In the 2004 first quarter the translation gains were offset by a loss of $0.5 million on a forward exchange contract.

The effective tax rate of 37.8% in the first fiscal quarter reflects current expectations for the effective tax rate for fiscal 2004 and is approximately the same effective tax rate for the prior year quarter.

Liquidity and Capital Resources

Working capital declined $2.3 million to $111.3 million at December 31, 2003, from $113.6 million at September 30, 2003. Cash decreased $13.7 million to $35.8 million at December 31, 2003, from $49.5 million at September 30, 2003. Cash increased as a result of collection of receivables ($16.2 million). The increases in cash were offset by reductions in cash for net property and equipment expenditures ($7.7 million), increases in current assets, dividends to common shareholders ($0.9 million), and payment of current liabilities.

Days sales outstanding, calculated on quarterly sales, were 69.6 days as of December 31, 2003, compared to 60.6 days as of September 30, 2003, and 47.2 days at December 31, 2002. The increase in DSOs from December 31, 2002, reflects the larger portion of revenues coming from retail channels that have longer dating terms and the timing of die-cast shipments.

Inventories at December 31, 2003, increased $9.2 million over amounts at September 30, 2003. Of this increase, $3.8 million was attributable to Funline, which must build inventories each December in anticipation of annual January production shut downs for Chinese New Year. The remaining increase was primarily due to in-transit inventories, inventory for mass retail shipments delayed until 2004, and an increase in Jeff Hamilton Collection inventories.

Except for Funline and collector’s catalog club die-cast, we generally produce domestic and foreign die-cast based upon orders received from customers. The timing of receiving orders is directly related to the timing of the completion of product program approvals and is not necessarily indicative of product demand or future sales. We produce Funline die-cast for inventory based on customer-projected orders. We receive Funline customer orders weekly, which are fulfilled in the following week. We record as backlog, orders received from customers, which for Funline, is limited to the weekly orders.

Apparel and memorabilia product, except Trevco product, is generally ordered from inventory. Trevco is a seasonal business in which orders are received in our second and third fiscal quarters and shipped in our third and fourth fiscal quarters.

Domestic and foreign die-cast, including Funline product, backlog was $42 million and $63 million at December 31, 2003 and 2002. Apparel and memorabilia backlog was $12 million and $14 million at December 31, 2003 and 2002. Backlog on any date in a given year is not necessarily indicative of future sales.

As of December 31, 2003, 4¾% convertible subordinated notes with a face value of $29.9 million remained outstanding. The subordinated notes are convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on notes is payable semi-annually on April 1 and October 1 of each year. The notes mature on April 1, 2005. The notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior indebtedness, as defined in the notes. The indenture governing the notes does not limit or prohibit our company or our subsidiaries from incurring additional debt, including senior indebtedness. We have the option to redeem the notes in whole or in part at any time, at redemption prices set forth in the indenture governing the notes. Upon the occurrence of a “change in control” or a “termination of trading,” as defined in the indenture, the holders of the subordinated notes will have the right to require us to repurchase all or any part of such holders’ notes at 100% of their principal amount, plus accrued and unpaid interest.

Capital expenditures related principally to ongoing investments in tooling and building additions in Aachen, Germany, net $7.7 million for the three months ended December 31, 2003, and included $2.1 million applicable to foreign operations. Capital expenditures for 2004 are expected to net $24 million.

Under our loan and security agreement with Bank One, we are required to meet certain financial tests, principally related to debt coverage, tangible net worth, and funded indebtedness to EBIDA (earnings before interest, depreciation, and amortization). We were in compliance with those covenants at December 31, 2003. Outstanding letters of credit totaled $2.4 million at December 31, 2003.

During the first quarter of 2004, the results of Funline’s operations were sufficient to meet earn-out targets established in the Funline acquisition agreement. As a result, we issued 28 thousand shares of our common stock with a value of $0.5 million at December 31, 2003, and accrued $1.0 million as additional consideration payable in cash. We expect to distribute the cash in February 2004. The additional consideration for the earnout increased the amount recorded for the Funline trademarks at December 31, 2003.

In July 2003, the Board of Directors approved a one-year program under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions.

A summary of dividends paid on common stock since September 30, 2003, follows (in thousands, except per share data):

Amount	Rate Per Share	Declaration Date	Record Date	Paid

$914	$0.05	September 22, 2003	September 26, 2003	October 13, 2003
$915	$0.05	December 10, 2003	December 19, 2003	January 12, 2004

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements, including statements regarding business strategies, business, and the industry in which we operate. These forward-looking statements are based primarily on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially from the forward-looking statements as a result of numerous factors, including those set forth in our Form 10-K for the year ended September 30, 2003, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk since year-end. The risk is limited to interest rate risk associated with our credit instruments and foreign currency exchange rate risk associated with operations in Germany.

The functional currency for our foreign operation is the euro. As such, changes in exchange rates between the euro and the U.S. dollar could adversely affect our future earnings. Given the level of income we currently derive from our foreign operations, we consider this exposure to be minimal.

We currently use a derivative as part of our risk management strategy related to a portion of our exposure to currency fluctuations on intercompany advances to our German subsidiary, denominated in dollars, for which the euro exchange rate gain or loss is included in operations. These advances totaled $18.2 million at December 31, 2003. We have entered into foreign currency forward contracts designed to partially offset the effect changes in the euro exchange rate have on earnings related to these advances. These forward contracts do not qualify for hedge accounting and is recorded on the balance sheet at fair value. Changes in fair value are recorded each period in foreign currency gains and losses.

At December 31, 2003, we were party to a forward with a notional value of 5.0 million euros ($6.3 million as of December 31, 2003), maturing in May 2004, which remained unsettled. The notional amount does not quantify risk or represent our liability, but is used in calculation of cash settlements under the contract. As of December 31, 2003, $0.6 million of net unrealized losses on the contract were accrued on this forward. During the quarter ended December 31, 2003, we recorded in foreign currency gains and losses $0.5 million of net realized and unrealized currency losses on forwards. We realized a $47 thousand loss during the first quarter of 2004 on a contract, which settled at maturity.

We are exposed to credit risk on this contract in the event of non-performance by the counterparty. However, the counterparty to this transaction is a major financial institution we deem credit worthy. We do not anticipate non-performance.

ITEM 4. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 2. Changes in Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submissions of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits –

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K –

We filed a current report on Form 8-K, dated October 22, 2003, reporting that we issued a press release announcing earnings will not meet management’s announced expectations.

We filed a current report on Form 8-K, dated November 5, 2003, reporting that we issued a press release announcing our fourth quarter and fiscal year ended September 30, 2003, results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date

/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	February 12, 2004

/s/ R. David Martin R. David Martin	Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	February 12, 2004