Form 10-Q
period 2004-03-31
ACTION PERFORMANCE COMPANIES INC
filed 2004-05-14
CIK 892147

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 23, 2004

Common Stock, $0.01 Par Value	18,333,929 Shares

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PERFORMANCE COMPANIES, INC.

Unaudited Condensed Consolidated Balance Sheets
March 31, 2004 and September 30, 2003
(in thousands, except per share data)

	March 31,	September 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$33,960	$49,462
Accounts receivable, net	52,753	69,890
Inventories	56,401	43,232
Prepaid royalties	7,942	6,540
Taxes receivable	2,462	—
Deferred income taxes	5,294	5,291
Prepaid expenses and other	3,676	3,161

Total current assets	162,488	177,576

Long-Term Assets
Property and equipment, net	63,456	62,951
Goodwill	88,445	87,448
Licenses and other intangibles, net	41,075	44,426
Other	2,445	2,357

Total long-term assets	195,421	197,182

	$357,909	$374,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,525	$36,734
Accrued royalties	9,915	11,762
Accrued expenses	7,852	11,764
Taxes payable	762	3,156
Current portion of long-term debt	313	567

Total current liabilities	48,367	63,983

Long-Term Liabilities:
Long-term debt	34,531	34,425
Deferred income taxes and other	11,520	11,816

Total long-term liabilities	46,051	46,241

Commitments and Contingencies
Minority Interests	2,529	2,941
Shareholders’ Equity:
Common stock, $.01 par value, 62,500 shares authorized, 18,524 and 18,464 shares issued	185	185
Additional paid-in capital	158,104	157,301
Treasury stock, at cost, 190 and 190 shares	(3,999)	(3,999)
Accumulated other comprehensive loss	(1,674)	(2,488)
Retained earnings	108,346	110,594

Total shareholders’ equity	260,962	261,593

	$357,909	$374,758

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
Three and Six Months Ended March 31, 2004 and 2003
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Net sales	$83,919	$91,056	$155,358	$176,855
Cost of sales	59,434	59,005	113,685	114,282

Gross profit	24,485	32,051	41,673	62,573

Operating expenses:
Selling, general and administrative	20,700	19,799	40,838	37,161
Amortization of licenses and other intangibles	943	835	1,884	1,735

Total operating expenses	21,643	20,634	42,722	38,896

Income (loss) from operations	2,842	11,417	(1,049)	23,677
Interest expense	(471)	(610)	(902)	(1,189)
Foreign currency gains and losses	(256)	926	573	2,287
Earnings from joint venture	198	—	762	—
Other income and expenses	(242)	(227)	(54)	(462)

Income (loss) before income taxes	2,071	11,506	(670)	24,313
Income taxes	783	4,252	(253)	9,093

Net income (loss)	1,288	7,254	(417)	15,220
Other comprehensive income (loss)	(591)	191	814	974

Comprehensive income	$697	$7,445	$397	$16,194

Earnings (Loss) Per Common Share:
Basic	$0.07	$0.41	$(0.02)	$0.85
Diluted	$0.07	$0.40	$(0.02)	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.

Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2004 and 2003
(in thousands)

	Six Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(417)	$15,220
Adjustments to reconcile net income (loss) to cash provided by operations-
Depreciation and amortization	14,713	12,942
Stock option tax benefits	86	446
Undistributed earnings from joint venture	(762)	—
Other	716	248
Changes in assets and liabilities, net of businesses acquired and disposed-
Accounts receivable, net	17,351	10,561
Accounts payable and accrued expenses	(6,276)	(9,932)
Income taxes receivable and payable	(4,934)	949
Inventories	(12,144)	(2,496)
Prepaid royalties and accrued royalties	(3,320)	(6,396)
Other	(2,080)	(5,046)

Net cash provided by operating activities	2,933	16,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(13,443)	(20,307)
Acquisition of businesses and intangibles, net of costs	(2,439)	(603)
Other	503	—

Net cash used in investing activities	(15,379)	(20,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings – German mortgage	—	3,001
Long-term debt repayments	(403)	(422)
Common stock purchases for treasury	—	(2,024)
Dividends paid - common shareholders	(1,829)	(1,070)
Dividends paid - minority interest shareholders	(1,149)	(730)
Stock option and other exercise proceeds	145	394

Net cash used in financing activities	(3,236)	(851)

Effect of exchange rates on cash and cash equivalents	180	477

Net change in cash and cash equivalents	(15,502)	(4,788)
Cash and cash equivalents, beginning of period	49,462	69,585

Cash and cash equivalents, end of period	$33,960	$64,797

Supplemental Disclosures:
Interest paid	$861	$1,078
Income taxes paid, net	4,225	8,260

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

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

Had compensation costs been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), utilizing the assumptions detailed below and amortizing the resulting fair value of stock options granted over the respective vesting period of the options, the net income (loss) and per share amounts would have been the following pro forma amounts for the periods ended March 31 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Net Income (Loss):
As Reported	$1,288	$7,254	$(417)	$15,220
Pro Forma	$258	$6,351	$(2,360)	$13,391
Basic Earnings (Loss) Per Share:
As Reported	$0.07	$0.41	$(0.02)	$0.85
Pro Forma	$0.01	$0.36	$(0.11)	$0.75
Diluted Earnings (Loss) Per Share:
As Reported	$0.07	$0.40	$(0.02)	$0.83
Pro Forma	$0.01	$0.35	$(0.11)	$0.73

For SFAS 123, we estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing method with the following assumptions for the periods ended March 31:

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Volatility	40.2%	56.1%	40.2%	56.3%
Risk-free interest rate	2.7%	2.1%	2.7%	2.1%
Dividend rate	1.0%	0.7%	1.0%	0.7%
Expected life of options	3 years	3 years	3 years	3 years

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (VIEs). Adoption of FIN 46 and FIN 46-R had no effect on our financial position, results of operations, or cash flows. We have interests in unconsolidated partnerships, which remain unconsolidated under FIN No. 46.

SEGMENT INFORMATION

Reportable segments are based on divisions operating geographically, domestic and abroad, and specializing in either die-cast or apparel and memorabilia. The domestic die-cast operations are based in the Phoenix, Arizona and Los Angeles, California areas. The domestic apparel and memorabilia operation is based in Charlotte, North Carolina with a mass-market retail distribution center in Atlanta, Georgia and warehouse and distribution facilities in Charlotte, North Carolina, Baraboo, Wisconsin and Los Angeles, California. Trackside operations are included in the domestic apparel and memorabilia segment. The foreign die-cast operation is based in Aachen, Germany.

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

	Three Months Ended March 31,
			Depreciation	Operating
	External	Inter-segment	and	Income
	Revenues	Revenues	Amortization	(Loss)
2004:
Domestic die-cast	$30,036	$1,909	$3,129	$3,083
Domestic apparel and memorabilia	43,872	153	751	4,199
Foreign die-cast	9,000	—	2,122	1,203
Corporate and other	1,011	468	1,145	(5,476)
Eliminations	—	(2,530)	—	(167)

Total per consolidated financial statements	$83,919	$—	$7,147	$2,842

2003:
Domestic die-cast	$34,656	$2,639	$2,834	$9,590
Domestic apparel and memorabilia	47,279	182	820	7,391
Foreign die-cast	8,149	—	1,655	1,532
Corporate and other	972	533	1,384	(6,406)
Eliminations	—	(3,354)	—	(690)

Total per consolidated financial statements	$91,056	$—	$6,693	$11,417

	Six Months Ended March 31,
		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)
2004:
Domestic die-cast	$63,661	$3,056	$6,806	$6,537
Domestic apparel and memorabilia	71,689	615	1,520	2,635
Foreign die-cast	18,437	—	4,042	2,702
Corporate and other	1,571	788	2,345	(12,482)
Eliminations	—	(4,459)	—	(441)

Total per consolidated financial statements	$155,358	$—	$14,713	$(1,049)

2003:
Domestic die-cast	$75,064	$4,709	$5,288	$22,002
Domestic apparel and memorabilia	82,919	182	1,690	11,793
Foreign die-cast	17,301	—	3,122	3,170
Corporate and other	1,571	1,052	2,842	(12,569)
Eliminations	—	(5,943)	—	(719)

Total per consolidated financial statements	$176,855	$—	$12,942	$23,677

	Identifiable Assets		Goodwill and Trademarks
	March 31,	Sept. 30,	March 31,	Sept. 30,
	2004	2003	2004	2003
Domestic die-cast (a)	$96,979	$98,847	$33,460	$33,953
Domestic apparel and memorabilia (b)	129,213	131,845	61,840	62,840
Foreign die-cast	58,130	58,619	19,229	18,232
Corporate and other (c)	81,979	93,387	—	—
Eliminations	(8,392)	(7,940)	—	—

Total per consolidated financial statements	$357,909	$374,758	$114,529	$115,025

(a)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration for the trademark purchase, we pay 1.5% or 3% of certain Winner’s Circle product sales to Hasbro, quarterly, through May 2006. The additional consideration is added to the cost of the trademark quarterly. During fiscal 2004, $1.7 million was accrued as additional consideration payable under the earn-out provisions of the Funline acquisition agreement. The amount recorded for the Funline trademarks, included in the domestic die-cast segment, was increased by the amount of the additional consideration. In addition, during the first quarter of fiscal 2004, a revision of the preliminary purchase price allocation for the initial consideration for Funline resulted in a $3.6 million reduction in the amount allocated to the Funline trademarks.

(b)	During the second quarter of fiscal 2004, the Jeff Hamilton trademark was decreased by $1.0 million when an accrual for expected contingent consideration was reversed.

(c)	Corporate and other identifiable assets includes $30.3 million in cash and cash equivalents at March 31, 2004, and $45.4 million in cash and cash equivalents at September 30, 2003.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the numerators and denominators in the EPS computations for net income (loss) for the periods ended March 31 follows (in thousands):

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
NUMERATOR:
Basic – net income (loss)	$1,288	$7,254	$(417)	$15,220
Effect of dilutive 4 3/4% convertible subordinated notes, tax effected interest	—	324	—	643

Diluted – adjusted net income (loss) before assumed conversions	$1,288	$7,578	$(417)	$15,863

DENOMINATOR:
Basic – weighted average shares	18,327	17,847	18,304	17,819
Effect of dilutive stock options and warrants	275	343	—	382
Effect of dilutive 4 3/4% convertible subordinated notes	—	808	—	808

Diluted – adjusted weighted average shares and assumed conversion of 4 3/4% convertible subordinated notes	18,602	18,998	18,304	19,009

The impact of options and warrants outstanding for the purchase of 2.0 million and 1.4 million shares of common stock, at an average price of $25.93 and $28.79, were not included in the calculation of diluted EPS for the three months ended March 31, 2004 and 2003, because to do so would be antidilutive. The impact of options and warrants outstanding for the purchase of 1.4 million and 1.3 million shares of common stock, at an average price of $29.31 and $30.09 were not included in the calculation of diluted EPS for the six months ended March 31, 2004 and 2003, because to do so would be antidilutive. The options and warrants had exercise prices greater than the average market price of the common stock for the three and six months ended March 31, 2004 and 2003, but could potentially dilute EPS in the future. The impacts of outstanding 4 3/4% convertible subordinated notes were not included in the calculation of diluted EPS for the three and six months ended March 31, 2004 because to do so also would be antidilutive. The notes could potentially dilute EPS in the future.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain lawsuits and asserted and unasserted claims. We believe that the resolution of any such matters will not have a material adverse effect on financial position, results of operations, or cash flows.

On April 26, 2004, we filed a complaint for declaratory judgment in the state of North Carolina, county of Cabarrus against New Hampshire Speedway, Inc. (NHS) to settle a dispute regarding trackside payments between the parties, and requesting that the court rule as a matter of law that NHS be precluded from asserting any claims against us. Subsequently, on May 5, 2004, Action was served with a lawsuit filed by NHS in the U.S. District Court for the District of New Hampshire claiming we underpaid certain trackside expenses. We intend to seek a stay or dismissal on the New Hampshire action and resolve whatever dispute may still exist in the North Carolina case. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial position or results of operations.

In December 2003, we settled a lawsuit, with Dover International Speedway, filed in October 2003 against us in the U.S. District Court for the District of Delaware for $0.9 million.

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

Stock-Based Compensation

We account for employee stock-based compensation in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations (APB No. 25). Common stock options issued under our plans generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Were we required to record compensation expense for these options, the charge to earnings might be significant (See Shareholders’ Equity Note).

Results of Operations

The following table sets forth the percentage of total revenue represented by certain expense and revenue items for the periods ended March 31:

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.8	64.8	73.2	64.6

Gross profit	29.2	35.2	26.8	35.4
Selling, general and administrative	(24.7)	(21.7)	(26.3)	(21.0)
Amortization of licenses and other intangibles	(1.1)	(0.9)	(1.2)	(1.0)

Income (loss) from operations	3.4	12.6	(0.7)	13.4
Interest expense	(0.6)	(0.7)	(0.6)	(0.7)
Foreign currency gains and losses	(0.3)	1.0	0.4	1.3
Earnings from joint venture	0.2	—	0.5	—
Other income and expenses	(0.3)	(0.2)	—	(0.3)

Income (loss) before income taxes	2.4	12.7	(0.4)	13.7
Income taxes	0.9	4.7	(0.1)	5.1

Net income (loss)	1.5	8.0	(0.3)	8.6

The following table sets forth net sales by channel of distribution and net sales from the operations of acquired businesses for the periods ended March 31 (in thousands):

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Domestic Die-cast:
Wholesale distribution and promotion	$12,120	$24,353	$24,005	$45,333
Wholesale to mass-merchant retailers	13,771	5,942	31,607	19,147
Retail through collector’s catalog club	4,145	4,361	8,049	10,584
Foreign Die-cast — wholesale distribution and promotion	9,000	8,149	18,437	17,301

Total die-cast	39,036	42,805	82,098	92,365

Domestic Apparel and Memorabilia:
Wholesale distribution and promotion	21,430	21,833	34,683	38,452
Wholesale to mass-merchant retailers	11,616	11,455	20,084	24,040

Total apparel and memorabilia	33,046	33,288	54,767	62,492
Retail at Trackside	10,826	13,991	16,922	20,427
Royalties and Other	1,011	972	1,571	1,571

Net Sales	$83,919	$91,056	$155,358	$176,855

Net Sales from Businesses Acquired in Fiscal 2003	$10,594	$—	$23,784	$—

Three Months Ended March 31, 2004, Compared with Three Months Ended March 31, 2003

Net sales decreased to $83.9 million in the quarter ended March 31, 2004, from $91.1 million in the prior year quarter. Excluding $10.6 million in revenues from Funline operations, acquired in September 2003, net sales declined $17.7 million, or 19.5%, from the prior year quarter. Domestic die-cast sales, excluding the $10.6 million Funline revenues, decreased $15.2 million, or 43.9%, from the prior year quarter. Foreign die-cast sales increased $0.9 million, or 10.4%, from the prior quarter. The decrease in domestic die-cast sales resulted, in part, from timing issues surrounding the finalization of sponsor relationships and promotional strategies, compounded by cautious orders by both wholesale distributors and mass retailers for motorsports die-cast. These factors led to reduced die-cast order quantities for individual programs and delayed our ability to produce and ship motorsports die-cast. Domestic apparel and memorabilia segment sales, exclusive of trackside, decreased $0.2 million, or 0.7%, from the prior year quarter. Trackside sales decreased $3.2 million in the second quarter compared to the prior year quarter, to $10.8 million, primarily because the Texas race ($3.0 million revenue) occurred in our third quarter in 2004 rather than our second quarter as in 2003.

Gross profit was 29.2% of net sales in the second quarter of 2004, compared to 35.2% in the 2003 second quarter. The decline reflected the effects of product mix in which our lower margin products represented a higher percentage of total revenues, unanticipated charges, the impact of ratable amortization of annual tooling depreciation, which will reduce the margins in quarters of lower revenues, and lower margins from our NASCAR die-cast and stylized die-cast businesses.

Selling, general, and administrative expenses were $20.7 million, or 24.7% of sales, in the quarter ended March 31, 2004, compared to $19.8 million, or 21.7% of sales, in the prior year quarter. Excluding the operating expenses of Funline, acquired in September 2003, expenses in the 2004 second quarter decreased $0.5 million, or 2.5%, from the prior year second quarter.

Interest expense of $0.5 million for the three months ended March 31, 2004, was $0.1 million lower than the prior year period, primarily as a result of convertible subordinated note repurchases after March 31, 2003.

Foreign currency losses were $0.3 million in the three months ended March 31, 2004, versus a foreign currency gain of $0.9 million in the prior year quarter. Changes in the euro-to-U.S. dollar exchange rate resulted in $0.4 million in translation losses in the 2004 second quarter compared to $0.9 million in translation gains in the prior year quarter. These gains and losses resulted from translation of German advances payable, which are denominated in U.S. dollars. In 2004, these translation losses were offset by a gain of $0.1 million on a forward exchange contract.

The effective tax rate of 37.8% in the second fiscal quarter reflects current expectations for the effective tax rate for fiscal 2004 and is approximately the same effective tax rate for the prior year quarter.

Six Months Ended March 31, 2004, Compared with Six Months Ended March 31, 2003

Net sales decreased to $155.4 million in the six months ended March 31, 2004, from $176.9 million in the prior year period. Excluding $23.8 million in revenues from Funline operations, acquired in September 2003, net sales in the six months declined $45.3 million, or 25.6%, from the prior year period. Domestic die-cast sales, excluding the $23.8 million Funline revenues, decreased $35.2 million, or 46.9%, from the prior year period while foreign die-cast sales increased $1.1 million, or 6.6%, from the prior period. The decrease in domestic die-cast sales resulted, in part, from timing issues surrounding the finalization of sponsor relationships and promotional strategies, compounded by cautious orders by both wholesale distributors and mass retailers for motorsports die-cast. These factors led to reduced die-cast order quantities for individual programs and delayed our ability to produce and ship motorsports die-cast. Domestic apparel and memorabilia segment sales, exclusive of trackside, decreased $7.7 million, or 12.4%, in the 2004 first half compared to the 2003 first half. Apparel and memorabilia revenues were down due to reduced mass retail apparel orders, and reduced wholesale apparel and Jeff Hamilton Collection jacket demand. Trackside sales decreased $3.5 million in the first six months of 2004 to $16.9 million, primarily because the Texas race ($3.0 million revenue) occurred in our third quarter in 2004 rather than our second quarter as in 2003.

Gross profit declined to 27.9% of sales in the six months ended March 31, 2004, excluding a $1 million charge to increase estimated royalty reserves applicable to calendar year 2003 and a $0.6 million write-off of Pontiac NASCAR tooling due to the withdrawal of Pontiac from NASCAR, compared to 35.4% in the comparable fiscal 2003 period. The decline reflected the effects of product mix in which our lower margin products represented a higher than normal percentage of total revenues, lower margins from our NASCAR die-cast and stylized die-cast businesses and the impact of ratable amortization of annual tooling depreciation, which will reduce the margins in periods of lower revenues.

Selling, general, and administrative expenses were $40.8 million, or 26.3% of sales, in the six months ended March 31, 2004, compared to $37.2 million, or 21.0% of sales, in the prior year period. Selling, general, and administrative expenses included the $0.9 million settlement of litigation with Dover International Speedway in the first quarter of 2004. Excluding this settlement charge and the operating expenses of Funline, acquired in September 2003, expenses in the first six months of 2004 were $37.1 million, which was comparable to the prior year period.

Interest expense of $0.9 million for the six months ended March 31, 2004, was $0.3 million lower than the prior year period, primarily as a result of the convertible subordinated note repurchases after March 31, 2003.

Foreign currency gains were $0.6 million in the six months ended March 31, 2004, versus a foreign currency gain of $2.3 million in the prior year six months. Changes in the euro-to-U.S. dollar exchange rate resulted in translation gains of $0.9 million in the 2004 six months and $2.2 million in the 2003 six months. These gains resulted from translation of German advances payable, which are denominated in U.S. dollars. In 2004, these translation gains were offset by losses of $0.3 million on a forward exchange contracts.

The effective tax rate of 37.8% in the six months ended March 31, 2004, reflects current expectations for the effective tax rate for fiscal 2004 and is approximately the same effective tax rate for the prior year period.

Liquidity and Capital Resources

Working capital increased $0.5 million to $114.1 million at March 31, 2004, from $113.6 million at September 30, 2003. Cash decreased $15.5 million to $34.0 million at March 31, 2004, from $49.5 million at September 30, 2003. Cash increased as a result of decreases in accounts receivable ($17.4 million). This increase in cash was offset by reductions in cash for net property and equipment expenditures ($13.4 million), payments for acquisitions of businesses and intangibles ($2.4 million), increases in inventory ($12.1 million), dividends to common and minority interest shareholders ($3.0 million), increases in other current assets, and decreases in other current liabilities.

Days sales outstanding, calculated on quarterly sales, were 57.2 days as of March 31, 2004, compared to 60.6 days as of September 30, 2003, and 50.6 days at March 31, 2003. The increase in DSOs from March 31, 2003, reflects the larger portion of revenues coming from retail channels that have longer dating terms and the timing of die-cast shipments.

Inventories at March 31, 2004, increased $13.2 million over amounts at September 30, 2003. Of this increase, $4.5 million was attributable to Funline due to inventory requirements for the mass retailers, $1.2 million was due to in-transit inventories, and a $2.9 million increase in Jeff Hamilton Collection jacket inventories.

Except for Funline and collector’s catalog club die-cast, we generally produce domestic and foreign die-cast based upon orders received from customers. The timing of receiving orders is directly related to the timing of the completion of product program approvals and is not necessarily indicative of product demand or future sales. We produce Funline die-cast for inventory based on customer-projected orders. We receive Funline customer orders weekly, which are fulfilled in the following week. We record as backlog orders received from customers, which for Funline, is limited to the weekly orders.

Apparel and memorabilia product, except Trevco product, is generally ordered from inventory. Trevco is a seasonal business in which orders are received in our second and third fiscal quarters and shipped in our third and fourth fiscal quarters.

Domestic and foreign die-cast, including Funline product, backlog was $71 million and $67 million at March 31, 2004 and 2003. Apparel and memorabilia backlog was $18 million and $19 million at March 31, 2004 and 2003. Backlog on any date in a given year is not necessarily indicative of future sales.

As of March 31, 2004, 4 3/4% convertible subordinated notes with a face value of $29.9 million remained outstanding. The subordinated notes are convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events. Interest on notes is payable semi-annually on April 1 and October 1 of each year. The notes mature on April 1, 2005. The notes are general unsecured obligations of our company, subordinated in right of payment to all existing and future senior indebtedness, as defined in the notes. The indenture governing the notes does not limit or prohibit our company or our subsidiaries from incurring additional debt, including senior indebtedness. We have the option to redeem the notes in whole or in part at any time, at redemption prices set forth in the indenture governing the notes. Upon the occurrence of a “change in control” or a “termination of trading,” as defined in the indenture, the holders of the subordinated notes will have the right to require us to repurchase all or any part of such holders’ notes at 100% of their principal amount, plus accrued and unpaid interest.

Capital expenditures related principally to ongoing investments in tooling and building additions in Aachen, Germany, $13.4 million for the six months ended March 31, 2004, and included $3.8 million applicable to foreign operations and $4.1 million for Funline capital expenditures, which included $1.6 million of tooling existing at the acquisition date that was acquired from one of Funline’s contract manufacturers. Capital expenditures for 2004 are expected to total between $20 million to $24 million.

Under our loan and security agreement with Bank One, we are required to meet certain financial tests, principally related to debt coverage, tangible net worth, and funded indebtedness to EBIDA (earnings before interest, depreciation, and amortization). We were in compliance with those covenants at March 31, 2004. We have never borrowed under the agreement, originally dated September 2000. Outstanding letters of credit totaled $2.2 million at March 31, 2004.

Cash requirements over the next twelve months include the requirement to repay the $29.9 million of 4 3/4% convertible subordinated notes due April 1, 2005. We believe that available cash, the loan and security agreement, cash generated from operations, and access to debt markets will be adequate to fund our capital requirements for this purpose and the foreseeable future.

During the first quarter of 2004, the results of Funline’s operations were sufficient to meet earn-out targets established in the Funline acquisition agreement. As a result, we issued 28 thousand shares of our common stock with a value of $0.5 million in the first quarter of 2004 and paid $1.2 million as additional consideration in the second quarter. The additional consideration increased the amount recorded for the Funline trademarks.

In July 2003, the Board of Directors approved a one-year program under which we may purchase up to 1.0 million shares of our common stock in the open market or in privately negotiated transactions.

A summary of dividends paid on common stock since September 30, 2003, follows (in thousands, except per share data):

Amount	Rate Per Share	Declaration Date	Record Date	Paid
$914	$0.05	September 22, 2003	September 26, 2003	October 13, 2003
$915	$0.05	December 10, 2003	December 19, 2003	January 12, 2004
$917	$0.05	March 5, 2004	March 19, 2004	April 12, 2004

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

We currently use a derivative as part of our risk management strategy related to a portion of our exposure to currency fluctuations on intercompany advances to our German subsidiary, denominated in dollars, for which the euro exchange rate gain or loss is included in operations. These advances totaled $18.3 million at March 31, 2004. We have entered into foreign currency forward contracts designed to partially offset the effect changes in the euro exchange rate have on earnings related to these advances. These forward contracts do not qualify for hedge accounting and is recorded on the balance sheet at fair value. Changes in fair value are recorded each period in foreign currency gains and losses.

At March 31, 2004, we were party to a forward with a notional value of 5.0 million euros ($6.2 million as of March 31, 2004), maturing in May 2004, which remained unsettled. The notional amount does not quantify risk or represent our liability, but is used in calculation of cash settlements under the contract. As of March 31, 2004, $0.4 million of net unrealized losses on the contract were accrued on this forward. We realized $0.2 million of losses in May 2004 on a contract, which settled at maturity.

We are exposed to credit risk on this contract in the event of non-performance by the counterparty. However, the counterparty to this transaction is a major financial institution we deem credit worthy. We do not anticipate non-performance.

ITEM 4. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 2. Changes in Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submissions of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on March 5, 2004. The following nominees were elected to the board of directors to serve as directors until their successors are elected and qualified: Fred W. Wagenhals, R. David Martin, Melodee L. Volosin, John S. Bickford, Sr., Edward J. Bauman, Herbert M. Baum, Lowell L. Robertson, Robert L. Matthews, Roy A. Herberger, Jr. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants of our company for fiscal 2004, by the following vote: 16,975,446 for, 217,396 against, and 2,221 abstaining.

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

We filed a current report on Form 8-K, dated January 13, 2004, reporting that we issued a press release announcing anticipated net sales for the quarter ending December 31, 2003 and reiterated guidance for the year ending September 30, 2004.

We filed a current report on Form 8-K, dated February 2, 2004, reporting that we issued a press release announcing our first quarter ended December 31, 2003, results.

We filed a current report on Form 8-K, dated March 5, 2004, reporting that we issued a press release announcing that the Board of Directors declared a quarterly dividend of five cents ($0.05) per share of common stock for the quarter ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date
/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	May 13, 2004

/s/ R. David Martin R. David Martin	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	May 13, 2004