Form 10-Q
period 2004-06-30
ACTION PERFORMANCE COMPANIES INC
filed 2004-08-10
CIK 892147

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number 0-21630

ACTION PERFORMANCE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

ARIZONA	86-0704792

(State of Incorporation)	(I.R.S. Employer Identification No.)

1480 South Hohokam Drive

Tempe, AZ 85281

(Address, including zip code, of principal executive offices)

(602) 337-3700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT July 23, 2004

Common Stock, $0.01 Par Value	18,359,596 Shares

PART I- FINANCIAL INFORMATION
ITEM 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
Unaudited Condensed Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 3. Defaults Upon Senior Securities
ITEM 4. Submissions of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 10.73
Exhibit 10.74
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Balance Sheets
June 30, 2004 and September 30, 2003
(in thousands, except per share data)

	June 30,	September 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$53,501	$49,462
Accounts receivable, net	49,624	69,890
Inventories	60,078	43,232
Prepaid royalties	6,830	6,540
Taxes receivable	969	—
Deferred income taxes	5,312	5,291
Prepaid expenses and other	5,547	3,161

Total current assets	181,861	177,576

Long-Term Assets
Property and equipment, net	63,649	62,951
Goodwill	88,278	87,448
Licenses and other intangibles, net	51,324	44,426
Other	3,389	2,357

Total long-term assets	206,640	197,182

	$388,501	$374,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,716	$36,734
Accrued royalties	12,950	11,762
Accrued expenses	7,563	11,764
Taxes payable	690	3,156
Current portion of long-term debt	33,613	567

Total current liabilities	86,532	63,983

Long-Term Liabilities:
Long-term debt	12,809	34,425
Deferred income taxes and other	22,832	11,816

Total long-term liabilities	35,641	46,241

Commitments and Contingencies
Minority Interests	2,482	2,941
Shareholders’ Equity:
Common stock, $.01 par value, 62,500 shares authorized, 18,549 and 18,464 shares issued	185	185
Additional paid-in capital	158,268	157,301
Treasury stock, at cost, 190 and 190 shares	(3,999)	(3,999)
Accumulated other comprehensive loss	(1,870)	(2,488)
Retained earnings	111,262	110,594

Total shareholders’ equity	263,846	261,593

	$388,501	$374,758

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
Three and Nine Months Ended June 30, 2004 and 2003
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Net sales	$92,150	$87,497	$246,953	$263,615
Cost of sales	62,579	56,558	176,264	170,840

Gross profit	29,571	30,939	70,689	92,775

Operating expenses:
Selling, general and administrative	21,683	20,282	61,966	56,706
Amortization of licenses and other intangibles	990	840	2,874	2,575

Total operating expenses	22,673	21,122	64,840	59,281

Income from operations	6,898	9,817	5,849	33,494
Interest expense	(468)	(539)	(1,370)	(1,728)
Foreign currency gains (losses)	(196)	820	377	3,107
Earnings from joint venture	204	—	966	—
Other income	47	289	695	514
Other expense	(252)	(305)	(954)	(992)

Income before income taxes	6,233	10,082	5,563	34,395
Income taxes	2,400	3,771	2,147	12,864

Net income	3,833	6,311	3,416	21,531
Other comprehensive income (loss)	(196)	1,047	618	2,021

Comprehensive income	$3,637	$7,358	$4,034	$23,552

Earnings Per Common Share:
Basic	$0.21	$0.35	$0.19	$1.21
Diluted	$0.21	$0.35	$0.18	$1.18

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2004 and 2003
(in thousands)

	Nine Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,416	$21,531
Adjustments to reconcile net income to cash provided by operations-
Depreciation and amortization	22,055	19,593
Stock option tax benefits	125	594
Undistributed earnings from joint venture	(943)	—
Other	1,617	2,951
Changes in assets and liabilities, net of businesses acquired -
Accounts receivable, net	20,504	11,696
Accounts payable and accrued expenses	(4,403)	(13,230)
Income taxes receivable and payable	(3,502)	620
Inventories	(15,849)	(4,443)
Prepaid royalties and accrued royalties	805	(5,397)
Other	(4,463)	(5,932)

Net cash provided by operating activities	19,362	27,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(20,208)	(26,854)
Acquisition of businesses and intangibles, net of costs	(2,890)	(688)
Other	265	—

Net cash used in investing activities	(22,833)	(27,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	11,700	3,001
Long-term debt repayments	(478)	(9,355)
Common stock purchases for treasury	—	(2,024)
Dividends paid — common shareholders	(2,746)	(1,605)
Dividends paid — minority interest shareholders	(1,414)	(878)
Stock option and other exercise proceeds	270	665

Net cash provided by (used in) financing activities	7,332	(10,196)

Effect of exchange rates on cash and cash equivalents	178	729

Net change in cash and cash equivalents	4,039	(9,026)
Cash and cash equivalents, beginning of period	49,462	69,585

Cash and cash equivalents, end of period	$53,501	$60,559

Supplemental Disclosures:
Interest paid	$1,632	$2,089
Income taxes paid, net	4,571	9,405

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Net income, as reported	$3,833	$6,311	$3,416	$21,531
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,015)	(936)	(3,043)	(2,764)

Pro forma net income	$2,818	$5,375	$373	$18,767

Basic earnings per share:
As reported	$0.21	$0.35	$0.19	$1.21
Pro forma	$0.15	$0.30	$0.02	$1.05
Diluted earnings per share:
As reported	$0.21	$0.35	$0.18	$1.18
Pro forma	$0.15	$0.30	$0.02	$1.03

For SFAS 123, we estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing method with the following assumptions for the periods ended June 30:

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Volatility	65.1%	42.4%	65.2%	55.9%
Risk-free interest rate	3.2%	2.1%	2.7%	2.1%
Dividend rate	1.0%	1.0%	1.0%	0.7%
Expected life of options	3years	3years	3years	3years

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (VIEs). Adoption of FIN 46 and FIN 46-R had no effect on our financial position, results of operations, or cash flows. We have interests in an unconsolidated partnership, which remain unconsolidated under FIN No. 46.

SEGMENT INFORMATION

Reportable segments are based on divisions operating geographically, domestic and abroad, and specializing in either die-cast or apparel and memorabilia. The domestic die-cast operations are based in the Phoenix, Arizona and Los Angeles, California areas. The domestic apparel and memorabilia operation is based in Charlotte, North Carolina with a mass-market retail distribution center in Atlanta, Georgia and warehouse and distribution facilities in Charlotte, North Carolina, Baraboo, Wisconsin, and Los Angeles, California. Trackside operations are included in the domestic apparel and memorabilia segment. The foreign die-cast operation is based in Aachen, Germany.

We evaluate performance and allocate resources based on segment operating income (loss). The accounting policies of the reportable segments are the same as those used in the consolidated financial statements. Domestic licensing costs and certain management costs are not allocated to the domestic operating segments and are included in corporate and other. Intangible licenses are included in corporate and other assets. Each domestic segment is allocated royalty expense based on the incremental royalty due on that segment’s net sales. Domestic royalty guarantees advanced and unearned are allocated as an expense of the domestic segments. Financial information for the reportable segments follows (in thousands):

	Three Months Ended June 30,
		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)
2004:
Domestic die-cast	$40,797	$2,869	$3,317	$7,473
Domestic apparel and memorabilia	41,905	82	674	4,905
Foreign die-cast	8,698	—	2,222	1,117
Corporate and other	750	236	1,129	(6,399)
Eliminations	—	(3,187)	—	(198)

Total per consolidated financial statements	$92,150	$—	$7,342	$6,898

	Three Months Ended June 30,
		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)
2003:
Domestic die-cast	$40,252	$1,600	$2,846	$10,558
Domestic apparel and memorabilia	38,494	171	796	4,885
Foreign die-cast	8,208	—	1,718	1,355
Corporate and other	543	542	1,291	(7,274)
Eliminations	—	(2,313)	—	293

Total per consolidated financial statements	$87,497	$—	$6,651	$9,817

	Nine Months Ended June 30,
		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)
2004:
Domestic die-cast	$104,270	$5,925	$10,123	$14,010
Domestic apparel and memorabilia	113,227	697	2,194	7,540
Foreign die-cast	27,135	—	6,264	3,819
Corporate and other	2,321	1,024	3,474	(18,881)
Eliminations	—	(7,646)	—	(639)

Total per consolidated financial statements	$246,953	$—	$22,055	$5,849

2003:
Domestic die-cast	$115,160	$6,309	$8,134	$32,560
Domestic apparel and memorabilia	120,832	353	2,486	16,678
Foreign die-cast	25,509	—	4,840	4,525
Corporate and other	2,114	1,594	4,133	(19,843)
Eliminations	—	(8,256)	—	(426)

Total per consolidated financial statements	$263,615	$—	$19,593	$33,494

	Identifiable Assets		Goodwill and Trademarks
	June 30,	Sept. 30,	June 30,	Sept. 30,
	2004	2003	2004	2003
Domestic die-cast (a)	$114,716	$98,847	$44,529	$33,953
Domestic apparel and memorabilia (b)	124,623	131,845	61,840	62,840
Foreign die-cast	59,876	58,619	19,062	18,232
Corporate and other (c)	99,199	93,387	—	—
Eliminations	(9,913)	(7,940)	—	—

Total per consolidated financial statements	$388,501	$374,758	$125,431	$115,025

(a)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration for the trademark purchase, we pay 1.5% or 3% of certain Winner’s Circle product net sales to Hasbro, quarterly, through May 2006. The additional consideration is added to the cost of the trademark quarterly. Domestic die-cast identifiable assets also include Funline trademarks.

In 2004, we made an election for federal income tax purposes, which resulted in a revision of the Funline preliminary purchase price allocation to establish deferred tax liabilities of $11.0 million. Also during 2004, we accrued $1.7 million as additional consideration payable under the earn-out provisions of the Funline acquisition agreement and reduced liabilities established in the preliminary purchase price allocation by $3.6 million. The additional consideration and preliminary purchase price allocation revisions were allocated to the Funline trademarks.

(b)	During the second quarter of fiscal 2004, the Jeff Hamilton trademark was decreased by $1.0 million when an accrual for expected contingent consideration was reversed.

(c)	Corporate and other identifiable assets includes $49.1 million in cash and cash equivalents at June 30, 2004, and $45.4 million in cash and cash equivalents at September 30, 2003.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the numerators and denominators in the EPS computations for net income for the periods ended June 30 follows (in thousands):

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
NUMERATOR:
Basic and diluted – net income	$3,833	$6,311	$3,416	$21,531

DENOMINATOR:
Basic – weighted average shares	18,336	17,868	18,315	17,835
Effect of dilutive stock options and warrants	270	423	304	393

Diluted – adjusted weighted average shares	18,606	18,291	18,619	18,228

The impact of options and warrants outstanding for the purchase of 2.0 million and 1.2 million shares of common stock, at an average price of $25.83 and $30.36, were not included in the calculation of diluted EPS for the three months ended June 30, 2004 and 2003, because to do so would be antidilutive. The impact of options and warrants outstanding for the purchase of 1.9 million and 1.2 million shares of common stock, at an average price of $25.97 and $30.16 were not included in the calculation of diluted EPS for the nine months ended June 30, 2004 and 2003, because to do so would be antidilutive. The options and warrants had exercise prices greater than the average market price of the common stock for the three and nine months ended June 30, 2004 and 2003, but could potentially dilute EPS in the future. The impacts of outstanding 4¾% convertible subordinated notes were not included in the calculation of diluted EPS for the three and nine months ended June 30, 2004 because to do so also would be antidilutive. The notes could potentially dilute EPS in the future.

OFF-BALANCE SHEET ARRANGEMENTS

We are not currently a party to any off-balance sheet arrangements and do not anticipate being a party to any off-balance sheet arrangements in the future.

JOINT VENTURE

We have an investment in a joint venture, Action-McFarlane LLC. The joint venture distributes action figurines based on NASCAR driver likenesses. All of the figurines are manufactured by third parties. Our investment in the LLC, included in other long-term assets, was $0.5 million at June 30, 2004, and earnings on the investment in the LLC, included in other income, were $0.2 million for the three months ended June 30, 2004, and $1.0 million for the nine months ended June 30, 2004.

DEBT AND FINANCING

On June 30, 2004, we entered into an amended loan and security agreement with our bank. The amended agreement increased available borrowings from $35.0 million to $75.0 million. The agreement is comprised of a $63.3 million, four-year revolving credit facility, which is subject to a borrowing base calculation, a four-year term loan of $1.7 million (Term Loan A) and a three-year term loan of $10.0 million (Term Loan B). We received $11.7 million of cash upon issuance of the term loans on June 30, 2004. As the term loans are repaid, the available revolving credit facility will increase by an equivalent amount, subject to the borrowing base calculation. The agreement provides for issuance of up to $30.0 million of letters of credit, to the extent not utilized for borrowings. Repayment of borrowings under this facility is secured by a first lien on substantially all of our assets. We are required to meet certain financial tests related to minimum tangible net worth and minimum fixed charge coverage ratio. We were in compliance with those covenants at June 30, 2004.

The revolving credit facility bears interest at LIBOR plus 1.75%-2.50% or prime plus 0.00% - 0.25%, and the term loans bear interest at LIBOR plus 2.00% - 3.50% or prime plus 0.00% - 1.25%, depending on our fixed coverage ratio, as defined. We pay a commitment fee of 0.375% of the average unused revolving credit facility and a fee of 1.0% of the average undrawn letters of credit.

As of June 30, 2004, 4¾% convertible subordinated notes with a face value of $29.9 million remained outstanding. On August 2, 2004, we redeemed the notes at a price of 100.68%. The notes were classified as current maturities of long-term debt at June 30, 2004. We funded the redemption with cash on hand, revolving credit facility borrowings and the term loans under the loan and security agreement. The subordinated notes were convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events and would have matured on April 1, 2005.

The aggregate future maturities of the 4¾% convertible subordinated notes, term loans under the loan and security agreement and other long-term debt at June 30, 2004, follow (in thousands):

Long-term
Period	Debt
July-Sept 2004	$30,626
2005	4,002
2006	4,027
2007	3,496
2008	1,027
2009	248
Thereafter	2,996

Total	$46,422

The schedule above reflects the commitment at June 30, 2004, to redeem the subordinated notes on August 2, 2004. Term Loan B under the loan and security agreement is subject to annual mandatory prepayments of 50% of excess cash flows as defined by the agreement. Only scheduled payments for this three-year loan are reflected above.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain lawsuits and asserted and unasserted claims. We believe that the resolution of any such matters will not have a material adverse effect on financial position, results of operations, or cash flows.

In April 2004, we filed a complaint for declaratory judgment in the state of North Carolina, county of Cabarrus against New Hampshire Speedway, Inc. (NHS) to settle a dispute regarding trackside payments between the parties, and requested that the court rule as a matter of law that NHS be precluded from asserting any claims against us. Subsequently, in May 2004, Action was served with a lawsuit filed by NHS in the U.S. District Court for the District of New Hampshire claiming we underpaid certain trackside expenses. We intend to seek a stay or dismissal on the New Hampshire action and resolve whatever dispute may still exist in the North Carolina case. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial position or results of operations.

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

We have structured our operations to enable us to service higher levels of sales with limited increases in operating expenses and capital investments. The principal elements of this operating structure include the following:

•	Our exclusive licenses allow us to exert a high degree of control over product pricing.

•	Manufacturing costs are largely fixed due to outsourcing under fixed-price contracts.

•	Royalties are paid generally as a percentage of net sales.

•	Due to our agreements with distributors and QVC, incremental volume does not proportionately increase our operating expenses.

•	Research and development is limited to basic design and engineering.

•	Capital expenditures are principally limited to tooling for die-cast.

•	Functions, such as manufacturing and others outside of our core skills, are generally outsourced.

Revenue

We derive revenue primarily from the sale of our licensed motorsports products. The popularity and performance of drivers and teams under license, the popularity of motorsports in general and NASCAR in particular, the general demand for licensed sports merchandise, and our ability to design, produce, and distribute our products in a timely manner influence the level of our net sales.

We distribute our products through a broad range of channels, including a network of wholesale distributors, leading mass-market retailers, mobile trackside stores, QVC, and our collectors’ club catalog. We recognize revenue when persuasive evidence of an arrangement exists, title passes to the customer, the fee is fixed or determinable, and collection is probable. Most distributor sales are recognized when product is shipped to a distributor because title to the product passes to the distributors at shipment. Sales to mass-market retailers are recognized when title to product passes to the retailer, either at time of shipment to the retailer or receipt by the retailer. Under terms of our consignment agreement with QVC, collectors’ club catalog sales are recognized when title passes to QVC, which occurs when QVC ships product to the consumer. We recognize trackside sales when the consumer purchases product at the point of sale. A portion of the product sold through television programming is consignment product, for which sales are recognized when title passes to QVC, which occurs when QVC ships the product to the consumer. Internet and other sales are generally recognized when delivered to the consumer.

Net sales include sales net of estimated sales returns, discounts, advertising and other allowances. Advertising allowances are amounts paid primarily to mass merchant retailers in connection with promoting and selling our product. These amounts are recorded as a reduction from sales when revenue is recognized.

Cost of Sales

Cost of sales includes product cost, shipping and freight forwarding costs paid to third parties, depreciation of tooling and dies, royalties to third party licensors, product testing and sample expense, and fees paid to QVC for shipping and handling. We incur costs to screen-print or embroider certain inventory, which are also included in cost of sales, although most of our product is procured in its finished state. Substantial portions of our die-cast products are manufactured under an exclusive agreement with Early Light, a third-party manufacturer in China. We obtain substantially all of our apparel and memorabilia products on a purchase order basis from several third-party manufacturers and suppliers.

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

Gross Margin

Our gross margins may not be comparable to those of other entities, since some entities include all handling and warehousing costs in cost of sales and others exclude a portion of them from gross margin, including them instead in line items such as selling, general, and administrative expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and benefits, use and occupancy expenses, creative services costs, advertising and promotion costs, sponsorship costs, and other general and administrative expenses. Included are the salaries, benefits and other costs of our procurement, receiving, and warehouse personnel. Selling, general, and administrative expenses include internal handling costs, incurred to store, move, and prepare the products for shipment, of approximately $1.6 million and $1.3 million in the three months ended June 30, 2004 and 2003, and $4.5 million and $4.0 million in the nine months ended June 30, 2004 and 2003. The majority of these costs are fixed and, as a result, incremental sales volume generally results in a decline in selling, general, and administrative expenses as a percentage of net sales.

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

Results of Operations

The following table sets forth the percentage of total revenue represented by certain expense and revenue items for the periods ended June 30:

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.9	64.6	71.4	64.8

Gross profit	32.1	35.4	28.6	35.2
Selling, general and administrative	(23.5)	(23.2)	(25.1)	(21.5)
Amortization of licenses and other intangibles	(1.1)	(1.0)	(1.2)	(1.0)

Income from operations	7.5	11.2	2.3	12.7
Interest expense	(0.5)	(0.6)	(0.5)	(0.7)
Foreign currency gains (losses)	(0.2)	1.0	0.2	1.2
Earnings from joint venture	0.2	—	0.4	—
Other income	—	0.3	0.3	0.2
Other expense	(0.2)	(0.4)	(0.4)	(0.4)

Income before income taxes	6.8	11.5	2.3	13.0
Income taxes	2.6	4.3	0.9	4.8

Net income	4.2	7.2	1.4	8.2

The following table sets forth net sales by channel of distribution and net sales from the operations of acquired businesses for the periods ended June 30 (in thousands):

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Domestic Die-cast:
Wholesale distribution and promotion	$25,707	$31,332	$49,636	$76,509
Wholesale to mass-merchant retailers	9,389	643	40,884	19,790
Retail through collector’s catalog club	5,701	8,277	13,750	18,861
Foreign Die-cast - wholesale distribution and promotion	8,698	8,208	27,135	25,509

Total die-cast	49,495	48,460	131,405	140,669

Domestic Apparel and Memorabilia:
Wholesale distribution and promotion	18,465	19,892	53,148	58,344
Wholesale to mass-merchant retailers	6,745	4,046	26,462	27,505

Total apparel and memorabilia	25,210	23,938	79,610	85,849
Retail at Trackside	16,695	14,556	33,617	34,983
Royalties and Other	750	543	2,321	2,114

Net Sales	$92,150	$87,497	$246,953	$263,615

Net Sales from Businesses Acquired in Fiscal 2003	$6,468	$—	$30,140	$—

Three Months Ended June 30, 2004, Compared with Three Months Ended June 30, 2003

Net sales increased to $92.2 million in the quarter ended June 30, 2004, from $87.5 million in the prior year quarter. Excluding $6.5 million in revenues from Funline operations, acquired in September 2003, net sales declined $1.8 million, or 2.1%, from the prior year quarter. Domestic die-cast sales, excluding the $6.5 million Funline revenues, decreased $5.9 million, or 14.7%, from the prior year quarter. The decrease in domestic die-cast sales resulted, in part, from timing issues surrounding the finalization of promotion approvals, which led to reduced die-cast order quantities for individual programs and delayed our ability to produce and ship motorsports die-cast, and cautious orders by both wholesale distributors and mass retailers for motorsports die-cast. Foreign die-cast sales increased $0.5 million, or 6.0%, from the prior quarter. Domestic apparel and memorabilia segment sales, exclusive of trackside, increased $1.3 million, or 5.3%, from the prior year quarter. Trackside sales increased $2.1 million in the third quarter compared to the prior year quarter, to $16.7 million, primarily because the Texas race ($3.0 million revenue) occurred in our third quarter in 2004 rather than our second quarter as in 2003. Revenues are expected to increase in the fourth quarter of 2004 over the third quarter of 2004 due in part to seasonal mass retail shipments.

The 3.3% decline in gross profit, to 32.1% of net sales in the third quarter of 2004 from 35.4% in the 2003 third quarter, was impacted by the changes in segment gross margins as follows:

			Weighted
		Year-Over-	Year-Over-
		Year Gross	Year Gross
	% of Net	Margin	Margin
	Sales	Decline	Decline
Domestic die-cast	49.5%	(5.1)%	(2.5)%
Domestic apparel and memorabilia	46.7	(0.4)	(0.2)
Foreign die-cast	9.4	(2.4)	(0.2)
Corporate and other	(5.6)		(0.4)

Consolidated Total	100.0%		(3.3)%

The domestic die-cast decline in gross margin of 5.1% was comprised of the following:

Impact of revenue mix between higher margin NASCAR die-cast sales and lower margin Funline stylized die-cast (acquired in September 2003)	1.4%
Impact of NASCAR gross margin changes-
Increased royalty rate due to NASCAR product mix	3.4
Increased estimated royalty reserves	0.6
Write down of Jeff Hamilton apparel inventory	1.6
Impact from selling price increases, mix, and other	(1.9)

5.1%

Domestic die-cast gross margins improved in the third quarter, which improvement is expected to continue as a result of price increases which went in to effect in the third quarter of 2004 and product cost reductions. The 2.4% decline in foreign die-cast gross margins was the result of higher tooling charges as a percent of revenue, in part as a result of changes in the euro-to-dollar exchange rate.

Selling, general, and administrative expenses were $21.7 million, or 23.5% of net sales, in the quarter ended June 30, 2004, compared to $20.3 million, or 23.2% of net sales, in the prior year quarter. Excluding the operating expenses of Funline, acquired in September 2003, expenses in the 2004 third quarter were $19.3 million, which was $1.0 million lower than the prior year period due to decreases in promotion and advertising expenses and legal costs.

Interest expense of $0.5 million for the three months ended June 30, 2004, was $0.1 million lower than the prior year period, primarily as a result of convertible subordinated note repurchases after March 31, 2003.

Foreign currency losses were $0.2 million in the three months ended June 30, 2004, versus a foreign currency gain of $0.8 million in the prior year quarter. Changes in the euro-to-U.S. dollar exchange rate resulted in $0.4 million in translation losses in the 2004 third quarter compared to $0.8 million in translation gains in the prior year quarter. These gains and losses resulted from translation of German advances payable, which are denominated in U.S. dollars. In 2004, these translation losses were offset by a gain of $0.2 million on a forward exchange contract.

The effective tax rate of 38.5% in the third fiscal quarter reflects current expectations for the effective tax rate for fiscal 2004 and is approximately the same effective tax rate for the prior year quarter.

Nine Months Ended June 30, 2004, Compared with Nine Months Ended June 30, 2003

Net sales decreased to $247.0 million in the nine months ended June 30, 2004, from $263.6 million in the prior year period. Excluding $30.1 million in revenues from Funline operations, acquired in September 2003, net sales in the nine months declined $46.7 million, or 17.8%, from the prior year period. Domestic die-cast sales, excluding the $30.1 million Funline revenues, decreased $41.0 million, or 35.6%, from the prior year period while foreign die-cast sales increased $1.6 million, or 6.4%, from the prior period. The decrease in domestic die-cast sales resulted, in part, from timing issues surrounding the finalization of sponsor relationships and promotion approval, compounded by cautious orders by both wholesale distributors and mass retailers for motorsports die-cast. These factors led to reduced die-cast order quantities for individual programs and delayed our ability to produce and ship motorsports die-cast. Domestic apparel and memorabilia segment sales, exclusive of trackside, decreased $6.2 million, or 7.3%, in the nine months ended June 30, 2004, compared to the prior year period. Apparel and memorabilia revenues were down due to reduced mass retail apparel orders, and reduced wholesale apparel and Jeff Hamilton Collection jacket demand. Trackside sales decreased 3.9% in the first nine months of 2004, compared to the prior year period, to $33.6 million.

The 6.6% decline in gross profit, to 28.6% of net sales in the first nine months of 2004 from 35.2% in the prior year period, was impacted by the changes in segment gross margins as follows:

		Year-
		Over-	Weighted
		Year	Year-Over-
		Gross	Year Gross
	% of Net	Margin	Margin
	Sales	Decline	Decline
Domestic die-cast	45.4%	(9.9)%	(4.5)%
Domestic apparel and memorabilia	46.6	(2.5)	(1.2)
Foreign die-cast	11.0	(2.4)	(0.3)
Corporate and other	(3.0)		(0.6)

Consolidated Total	100.0%		(6.6)%

The domestic die-cast decline in gross margin of 9.9% was comprised of the following:

Impact of revenue mix between higher margin NASCAR die-cast sales and lower margin Funline stylized die-cast (acquired in September 2003)	1.4%
Impact of NASCAR gross margin changes-
Write-off of Pontiac NASCAR tooling due to the withdrawal of Pontiac from NASCAR	0.6
Increased royalty rate due to NASCAR product mix	1.8
Increased estimated royalty reserves	1.8
Impact of tooling amortization relatively fixed	2.1
Write down of Jeff Hamilton apparel inventory	0.6
Product cost increases, offset by selling price increases in the third quarter, mix, and other	1.6

9.9%

Domestic die-cast gross margins improved in the third quarter, which improvement is expected to continue as a result of price increases which went in to effect in the third quarter of 2004 and product cost reductions. The decline in domestic apparel and memorabilia gross margins of 2.5% was the result of higher estimated royalty reserves. The 2.4% decline in foreign die-cast gross margins was principally the result of higher tooling charges as a percent of revenue, in part as a result of changes in the euro-to-dollar exchange rate.

Selling, general, and administrative expenses were $62.0 million, or 25.1% of net sales, in the nine months ended June 30, 2004, compared to $56.7 million, or 21.5% of net sales, in the prior year period. Selling, general, and administrative expenses included the $0.9 million settlement of litigation with Dover International Speedway in the first quarter of 2004. Excluding this settlement charge and the operating expenses of Funline, acquired in September 2003, expenses in the first nine months of 2004 were $56.1 million, which was $0.6 million lower than the prior year period due to decreased legal costs.

Interest expense of $1.4 million for the nine months ended June 30, 2004, was $0.4 million lower than the prior year period, primarily as a result of the convertible subordinated note repurchases after March 31, 2003.

Foreign currency gains were $0.4 million in the nine months ended June 30, 2004, versus a foreign currency gain of $3.1 million in the prior year period. Changes in the euro-to-U.S. dollar exchange rate resulted in translation gains of $0.5 million in the 2004 nine months and $3.1 million in the 2003 nine months. These gains resulted from translation of German advances payable, which are denominated in U.S. dollars. In 2004, these translation gains were offset by losses of $0.1 million on forward exchange contracts.

The effective tax rate of 38.6% in the nine months ended June 30, 2004, reflects current expectations for the effective tax rate for fiscal 2004 and is approximately the same effective tax rate for the prior year period.

Liquidity and Capital Resources

Working capital decreased $18.3 million to $95.3 million at June 30, 2004, from $113.6 million at September 30, 2003. Cash increased $4.0 million to $53.5 million at June 30, 2004, from $49.5 million at September 30, 2003. Cash increased as a result of decreases in accounts receivable ($20.5 million) and long-term borrowings ($11.7 million). This increase in cash was offset by reductions in cash for net property and equipment expenditures ($20.2 million), payments for acquisitions of businesses and intangibles ($2.9 million), increases in inventory ($15.8 million), dividends to common and minority interest shareholders ($4.2 million), increases in other current assets, and decreases in other current liabilities.

Days sales outstanding, calculated on quarterly sales, were 49.0 days as of June 30, 2004, compared to 60.6 days as of September 30, 2003, and 52.1 days at June 30, 2003. Days sales outstanding improved from June 30, 2003, although Funline’s days sales outstanding was 59.1 days at June 30, 2004.

Inventories at June 30, 2004, increased $16.8 million over amounts at September 30, 2003. Of this increase, $6.5 million was attributable to Funline due to inventory requirements for the mass retailers, $2.6 million was due to in-transit inventories, and a $2.3 million increase in Jeff Hamilton Collection jacket inventories.

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

Domestic and foreign die-cast, including Funline product, backlog was $56 million and $54 million at June 30, 2004 and 2003. Apparel and memorabilia backlog was $33 million and $26 million at June 30, 2004 and 2003. Backlog on any date in a given year is not necessarily indicative of future sales.

Capital expenditures related principally to ongoing investments in tooling and building additions in Aachen, Germany, were $20.2 million for the nine months ended June 30, 2004, and included $6.3 million applicable to foreign operations and $6.4 million for Funline capital expenditures, which included $1.6 million of tooling existing at the acquisition date that was acquired from one of Funline’s contract manufacturers. Capital expenditures for 2004 are expected to total $26 million.

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

On June 30, 2004, we entered into an amended loan and security agreement with our bank. The amended agreement increased available borrowings from $35.0 million to $75.0 million. The agreement is comprised of a $63.3 million, four-year revolving credit facility, which is subject to a borrowing base calculation, a four-year term loan of $1.7 million (Term Loan A) and a three-year term loan of $10.0 million (Term Loan B). We received $11.7 million of cash upon issuance of the term loans on June 30, 2004. As the term loans are repaid, the available revolving credit facility will increase by an equivalent amount, subject to the borrowing base calculation. The agreement provides for issuance of up to $30.0 million of letters of credit, to the extent not utilized for borrowings. Repayment of borrowings under this facility is secured by a first lien on substantially all of our assets. We are required to meet certain financial tests related to minimum tangible net worth and minimum fixed charge coverage ratio. We were in compliance with those covenants at June 30, 2004. Outstanding letters of credit totaled $12.4 million at June 30, 2004.

The revolving credit facility bears interest at LIBOR plus 1.75%-2.50% or prime plus 0.00% - 0.25%, and the term loans bear interest at LIBOR plus 2.00% - 3.50% or prime plus 0.00% - 1.25%, depending on our fixed coverage ratio, as defined. We pay a commitment fee of 0.375% of the average unused revolving credit facility and a fee of 1.0% of the average undrawn letters of credit.

As of June 30, 2004, 4¾% convertible subordinated notes with a face value of $29.9 million remained outstanding. On August 2, 2004, we redeemed the notes at a price of 100.68%. We funded the redemption with cash on hand, revolving credit facility borrowings, and the term loans under the loan and security agreement. The subordinated notes were convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events and would have matured on April 1, 2005.

Based on our current forecast, and historical results, we believe that we have adequate credit availability and cash flow from operations to fund our operating needs, including the requirements of our new Funline subsidiary, for the foreseeable future. We do not currently anticipate a change in our capital structure or the use of off-balance sheet financing arrangements.

A summary of dividends paid on common stock since September 30, 2003, follows (in thousands, except per share data):

Amount	Rate Per Share	Declaration Date	Record Date	Paid
$914	$0.05	September 22, 2003	September 26, 2003	October 13, 2003
$915	$0.05	December 10, 2003	December 19, 2003	January 12, 2004
$917	$0.05	March 5, 2004	March 19, 2004	April 12, 2004
$917	$0.05	June 9, 2004	June 18, 2004	July 12, 2004

Contractual Obligations and Commercial Commitments

Aggregate future minimum payments due contractually under royalty agreement guarantees, personal service agreements, long-term debt, noncancellable operating leases, commercial letters of credit, and other unconditional purchase obligations are as follows as of June 30, 2004 (in thousands):

						Uncondi-
	Royalty	Personal				tional
	Agreement	Service	Long-term	Interest	Lease	Purchase
Period	Guarantees	Agreements	Debt	Payments	Payments	Obligations	Total
July-Sept. 2004	$5,362	$439	$30,626	$547	$1,424	$12,982	$51,380
2005	22,180	1,526	4,002	255	5,479	—	33,442
2006	13,506	868	4,027	233	5,011	—	23,645
2007	7,343	391	3,496	210	4,735	—	16,175
2008	4,830	135	1,027	184	3,911	—	10,087
2009	4,445	135	248	160	3,514	—	8,502
Thereafter	20,505	67	2,996	1,064	9,609	—	34,241

Total	$78,171	$3,561	$46,422	$2,653	$33,683	$12,982	$177,472

In addition to the scheduled interest payments above, we will pay interest on amounts outstanding under our loan and security agreement. The schedule also reflects the commitment at June 30, 2004, to redeem the subordinated notes on August 2, 2004. Unconditional purchase obligations at June 30, 2004, were approximately $0.6 million for property and equipment and $12.4 million of outstanding letters of credit. Term Loan B under the loan and security agreement is subject to annual mandatory prepayments of 50% of excess cash flows as defined by the agreement. Scheduled payments for this three-year loan are reflected above.

We have also committed to make payments in connection with a license renewal totaling $10 million, payable $5 million in July 2004 and $5 million in January 2006.

In certain sublease arrangements, we remain the primary obligor under the terms of the original lease agreements. Commitments under these subleases expire as follows (in thousands):

Sublease
Period	Commitments
July-Sept 2004	$103
2005	603
2006	469
2007	342
Thereafter	—

Total	$1,517

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

During part of the year we used a derivative as part of our risk management strategy related to a portion of our exposure to currency fluctuations on intercompany advances to our German subsidiary, denominated in dollars, for which the euro exchange rate gain or loss is included in operations. These advances totaled $15.0 million at June 30, 2004. We had entered into foreign currency forward contracts designed to partially offset the effect changes in the euro exchange rate have on earnings related to these advances. These forward contracts did not qualify for hedge accounting and were recorded on the balance sheet at fair value. Changes in fair value were recorded each period in foreign currency gains (losses). We realized $0.2 million of losses in May 2004 on a contract, which settled at maturity.

ITEM 4. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 2. Changes in Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submissions of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.73	Amended and Restated Credit Agreement, dated June 30, 2004, by and among Action Performance Companies, Inc and certain subsidiaries and affiliates, as guarantors, and Bank One, NA.

10.74	Pledge and Security Agreement, dated June 30, 2004, by and among Action Performance Companies, Inc and certain subsidiaries and affiliates, as guarantors, and Bank One, NA.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a current report on Form 8-K, dated May 3, 2004, reporting that we issued a press release announcing our second quarter ended March 31, 2004, results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date

/s/ Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer	August 6, 2004
Fred W. Wagenhals	(Principal Executive Officer)

/s/ R. David Martin	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	August 6, 2004
R. David Martin

EXHIBIT INDEX

10.73	Amended and Restated Credit Agreement, dated June 30, 2004, by and among Action Performance Companies, Inc and certain subsidiaries and affiliates, as guarantors, and Bank One, NA.

10.74	Pledge and Security Agreement, dated June 30, 2004, by and among Action Performance Companies, Inc and certain subsidiaries and affiliates, as guarantors, and Bank One, NA.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002