Form 10-K
period 2004-09-30
ACTION PERFORMANCE COMPANIES INC
filed 2004-12-14
CIK 892147

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of Common Stock held by nonaffiliates of the registrant (16,477,322 shares) based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on March 31, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $251,608,707. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 10, 2004, there were outstanding 18,468,848 shares of registrant’s common stock, par value $.01 per share.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

ACTION PERFORMANCE COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED SEPTEMBER 30, 2004

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our expectations, anticipation, intentions, beliefs, or strategies regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2005 and thereafter; our strategy to cultivate new and existing license agreements, improve and expand the collectable die-cast marketplace, enhance our distribution model, improve our cost structure, and enhance existing and introduce new products; and the success of particular product or marketing programs. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business - Risk Factors.”

i

PART I

ITEM 1. BUSINESS

Introduction

We are the leading designer and marketer of licensed motorsports products related to NASCAR, including die-cast scaled replicas of motorsports vehicles, apparel, and memorabilia. NASCAR is the most prominent motorsports sanctioning body in the United States and sanctions the Nextel Cup (formerly Winston Cup) series of stock car races. We currently have exclusive license agreements with many of the most recognized names in NASCAR. We also design and sell products relating to other motorsports, including racing sanctioned by the NHRA, Formula One, the IRL, IROC, and the World of Outlaws. We distribute our products through a broad range of channels, including a network of wholesale distributors, leading mass-market retailers, mobile trackside stores, QVC, and our members-only collectors’ club catalog. Sales of our products related to NASCAR represented approximately 70% of our revenue during fiscal 2004, down from 80% in 2003, in part as a result of the Funline acquisition (See “Recent Acquisitions”).

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

We derive approximately 40% of our revenue from sales of licensed die-cast scaled replicas of motorsports vehicles in the collectible and mass-merchant retail markets. In the United States, we market our Action Racing Collectables, AP, Revell, and Brookfield Collector’s Guild collectible die-cast brands primarily through our network of wholesale distributors. We market our Winner’s Circle NASCAR die-cast and Funline brand stylized die-cast products to mass-merchant retailers and our RCCA brand though our collectors’ club, which is managed by QVC. In Germany, we market our Minichamps collectible die-cast brand primarily through a worldwide network of wholesale distributors.

We derive approximately 45% of our revenue from sales of licensed apparel, gifts, and memorabilia. These products are marketed in the United States primarily under our Chase Authentics brand, Trevco brand, and Winner’s Circle brand. We market our Chase Authentics brand products through wholesale distributors and our Winner’s Circle brand products to mass-merchant retailers.

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

Our fiscal year ends September 30. In this report, unless otherwise noted, “2004”, “2003”, “2002”, “2001”, and “2000”, refer to our fiscal years.

Our website is located at www.action-performance.com. Through our website, we make available free of charge our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NYSE regulations. The documents are also available in print to any shareholder who requests them by contacting our corporate secretary at the company offices.

The Motorsports Industry

Motorsports is one of the fastest growing spectator sports in the United States. Racing formats in the United States include, among others, NASCAR, NHRA, IRL, IROC, and World of Outlaws.

The most popular auto racing format in the United States is stock car racing, the racing of specially equipped standard passenger automobiles. The most prominent stock car sanctioning organization is NASCAR, which was founded and developed in the late 1940’s in the southeastern United States. Today, NASCAR operates three primary racing series: The Nextel Cup (formerly Winston Cup), the Busch Grand National, and the Craftsman Truck Series, each with races throughout the United States. Of these, the Nextel Cup, which in the 2004 season consisted of 39 televised events, is the most popular in terms of attendance and television viewership. The Busch series included 34 racing events in the 2004 season, and the Craftsman Truck series included 25 events. We focus our product offerings on the Nextel Cup (formerly Winston Cup) items. Busch series and Craftsman Truck series product offerings are limited primarily to promotional items.

Sales of our products related to NASCAR represented approximately 70% of our revenue during fiscal 2004. Based on television viewership and trackside attendance, motorsports racing is one of the most attended and most watched professional sports in the world. Over the last three years, network television ratings for the Nextel Cup series have consistently ranged between 5.4 and 5.7 and cable television ratings have consistently ranged between 4.3 and 4.5. NASCAR is the second most watched regular season sport, second only to the NFL. NASCAR Nextel Cup viewership is approximately 8 million per event. Over the last three years, network television ratings for the Busch series have consistently ranged between 2.1 and 2.2 and cable television ratings have consistently ranged between 1.3 and 1.6. The NASCAR Busch Series’ viewership is approximately 2 million per event.

Since 2000, new speedways have been opened in the Kansas City and Chicago metropolitan areas. These new speedways are bringing NASCAR and other major motorsports events to new geographic markets with much larger population bases than many of the traditional NASCAR venues located in the southeastern United States, further expanding the awareness of NASCAR racing. In addition NASCAR has been moving events from tracks in a geographic market with a smaller population base to tracks in geographic markets with a larger population base, such as Phoenix International Raceway and Texas Motor Speedway.

In June 2003, NASCAR changed the name of its top racing series from the “Winston Cup” to the “Nextel Cup.” The change was the result of NASCAR signing Nextel as the sponsor of its top series for a 10-year period, starting with the 2004 season.

According to NASCAR research, NASCAR boasts more Fortune 500 primary and major associate sponsors than any other sport in the United States and NASCAR ranks fourth in major sports licensed product sales, reporting an estimated $2.1 billion in calendar 2003. The demographic profiles and loyal fan bases in motorsports have attracted significant corporate sponsorship to many aspects of the motorsports industry. Sponsors support racing team and venue operations, seek driver endorsements, and sponsor major media coverage of motorsports. Major corporate sponsors of motorsports include the major automobile manufacturers, consumer product companies, and nationally recognized retail organizations.

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

License Agreements

We have exclusive license agreements with many of the most recognized names in NASCAR, such as the Estate of Dale Earnhardt Sr., Dale Earnhardt Jr., Jeff Gordon, Dale Jarrett, Bobby Labonte, Tony Stewart, Rusty Wallace, and various other drivers and teams. These license agreements generally provide us with an exclusive right to market certain die-cast, apparel, and other products bearing the driver’s name, likeness, and image for periods typically ranging from six to ten years. Racing fans generally are interested in purchasing products associated with top drivers and teams. As a result, we believe these license agreements provide us with a significant competitive advantage.

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

Highly Scalable Operating Model

Our operating model allows us to service higher levels of sales with limited increases in operating expenses and capital investment. The principal elements of this operating structure include the following:

•	NASCAR die-cast unit manufacturing costs are largely fixed due to outsourcing under fixed-price contracts.

•	Royalties are paid generally as a percentage of sales, although often subject to guaranteed minimums.

•	Due to our agreements with distributors and QVC, incremental volume does not proportionately increase our operating expenses.

•	Research and development is limited to basic design and engineering.

•	Capital expenditures are principally limited to tooling for die-cast.

•	Functions, such as manufacturing and others outside of our core skills, are generally outsourced.

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

Improve and Expand the Collectable Die-cast Marketplace

We plan to increase the sales of our die-cast products while enhancing their value as collectibles. This strategy will involve limiting the variety and size of production runs of individual products, and better matching product supply and demand. We also plan to increase our consumer marketing activities at the retail level in order to increase customer demand, increase sales at the dealer level, speed the velocity of our products through our distribution channels, and introduce new consumers to NASCAR–themed products and the attractiveness of the hobby of collecting die-cast products.

Enhance our Distribution Model

We plan to broaden the distribution reach of our Winner’s Circle brand, which currently is distributed through mass-merchant retailers, such as Wal-Mart, Kmart, and Target. We intend to sell more products through our existing mass-merchant retail customers and through additional mass-merchant retail customers. In addition, we intend to enlarge our distribution network in high foot traffic retail outlets, such as department stores, drug stores, grocery stores, dollar stores, club stores, and auto parts stores.

We believe that the sale of our products through a wide range of retail outlets will enhance our ability to reach “casual” NASCAR fans who may not visit specialty hobby stores or attend NASCAR race events. In addition, we intend to utilize our value priced Winner’s Circle die-cast products as a low-cost introduction to the hobby of collecting die-cast and to migrate a portion of those buyers to our premium ARC and Elite products.

We currently distribute our wholesale die-cast collectable products through a 15-member distributor group that in turn distributes these products at the retail dealer level. We plan to take steps to make our wholesale distribution channel more efficient in order to reduce overall costs, gain better visibility at the dealer level, and improve our speed to market.

Improve Cost Structure

We plan to reduce our costs. This includes consolidating redundant functions across our various subsidiaries, pooling the purchase of like goods on a company-wide basis to achieve cost advantages, and keeping tight controls on discretionary spending of all kinds.

Our goal is for selling, general, and administrative expenses to grow at a rate lower than the sales growth rate of our company.

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

Recent Acquisitions

In June 2002, we acquired Trevco Trading Corp. Trevco designs and distributes primarily licensed seasonal gift products, including products under NASCAR driver and team licenses. Products are produced by a contract manufacturer in China and sold on a direct import basis, by both in-house and independent sales representatives to mass retailers, many of which were not our customers historically. We have entered into a long-term outsourcing agreement with Trevco’s contract manufacturer to continue current production and to design and produce future product lines. We have enhanced the historical product line with our licenses and sell those products to mass-merchant retailers and through our domestic distributors. We believe we broadened our management depth in gift design, procurement, and marketing with this acquisition.

In July 2002, we acquired terry and golf product businesses, which operate as McArthur Towel and Sports, Inc. McArthur distributes terry and golf products primarily to specialty retailers and institutions. A portion of the acquired product line is decorated with team logos under licenses with professional teams in the National Football League, National Hockey League, National Basketball Association, Major League Baseball, Professional Golf Association, and colleges and universities. We distribute the products to teams for in-stadium promotions and to specialty and mass-merchant retailers, golf pro shops, and other organizations that promote and sponsor events with licensed premiums and gifts. We are expanding the existing products by designing and producing similar specialty licensed products with our licensed NASCAR driver and team logos and images. We are also designing and distributing to the specialty retailers die-cast decorated with team logos under licenses with professional teams. We also believe the acquisition allowed us to broaden our management depth in corporate promotions.

In September 2002, we acquired a producer of premium leather jackets and other apparel, which we operate as Jeff Hamilton Collection, Inc. In connection with the acquisition, we purchased the “Jeff Hamilton” marks. A portion of the product line is decorated with team logos under licenses with the National Basketball Association, National Football League, and other major sports leagues. The product is marketed primarily to specialty fashion and other “upstairs retail” channels. In the fourth quarter of 2004, we determined the Jeff Hamilton operation should be managed as a product line of our existing apparel operations and not as a stand-alone subsidiary. In 2005, we will be integrating the related operations into our existing apparel operations. In 2005 we also intend to expand the Jeff Hamilton product line by leveraging our existing NASCAR licenses into new, high-margin apparel. At September 30, 2004, we had intangibles totaling $4.3 million related to the Jeff Hamilton marks. Our ability to recover these marks is dependent on the success of the integration and the new NASCAR line.

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

Significant Driver License and Endorsement Agreements; Significant Team Owner Licenses

We have long-term license agreements with former NASCAR Winston Cup Points champions Dale Earnhardt, Jeff Gordon, Dale Jarrett, Bobby Labonte, Tony Stewart, Rusty Wallace, and 13-time NHRA Funny Car champion John Force. These licenses generally provide us with a right of first refusal to market certain die-cast, apparel, and other products bearing the driver’s name and likeness. The license agreements also generally provide that, to the extent that we exercise our right of first refusal, the driver will not personally market and will not permit others to market, through the same channels of distribution used by our company, any products bearing the driver’s likeness that are the same or similar to products marketed by our company. Each of the license agreements requires us to pay the licensor royalties based on a percentage of the wholesale or retail price of licensed products that we sell. Certain of the license agreements also provide for minimum guaranteed royalty payments each year during the term of the agreement. Certain of these license agreements give the licensors the right to terminate or significantly shorten the term of the agreements if our business is sold or transferred or if there is a significant change in our management team.

We also have personal service and endorsement agreements with popular racecar drivers. During the term of the endorsement agreements, we have the right to use the driver’s name, likeness, signature, and endorsement in connection with the advertisement, promotion, and sale of the die-cast collectibles and other products approved by the driver and marketed by our company.

We also have license agreements with several of the most popular NASCAR race car team owners, including Chip Ganassi Racing with Felix Sabates; Dale Earnhardt, Inc. and The Estate of Dale Earnhardt, Inc.; Evernham Motorsports, LLC; Hendrick-Gordon Licensing, LLC, which is the licensing entity for Hendrick Motorsports, Inc. and JG Motorsports, Inc.; Redline Sports Marketing, Inc., which is the licensing entity for the Joe Gibbs race teams; Richard Childress Racing Enterprises, Inc.; and Robert Yates Racing, Inc. The team owner licenses provide us with either the exclusive right or a right of first refusal to market certain products bearing the likeness and number of each owner’s NASCAR cars and other racing vehicles. To the extent that we exercise our right of first refusal, the team owner licenses provide that the licensor will not permit others to market, through the same distribution channels used by our company, any of the licensed products. Certain of the team owner licenses also provide that the licensors will not directly market any of the licensed products through such channels. Each of the license agreements with the team owners requires us to pay the licensor royalties based on a percentage of the wholesale or retail price of licensed products that we sell. Certain of the license agreements also provide for minimum guaranteed royalty payments to the licensors.

The following table sets forth certain information with respect to the license or personal service agreements with the drivers and team owners described above:

Licensor	Driver	Expiration Date
The Estate of Dale Earnhardt and Dale Earnhardt, Inc.	Dale Earnhardt	November 7, 2011

Hendrick-Gordon Licensing, LLC (1)	Jeff Gordon	December 31, 2010
Jimmie Johnson (1)

Rusty Wallace and Rusty Wallace, Inc.	Rusty Wallace	December 31, 2007

John Force Racing, Inc.	John Force	December 31, 2007

Robert Yates Racing, Inc.	Dale Jarrett	December 31, 2017
Elliott Sadler

Richard Childress Racing Enterprises, Inc.	Kevin Harvick	May 23, 2012
Jeff Burton
Dave Blaney

Redline Sports Marketing, Inc. (Joe Gibbs race teams)	Bobby Labonte	December 31, 2006
Tony Stewart
Jason Leffler

Dale Earnhardt, Inc.	Dale Earnhardt, Jr.	December 31, 2005

Evernham Motorsports, LLC	Bill Elliott, Jr.	May 23, 2012
Jeremy Mayfield
Kasey Kahne

Chip Ganassi Racing with Felix Sabates	Sterling Marlin	December 31, 2011
Casey Mears
Jamie McMurray

(1) We hold a license with JG Motorsports, Inc. through December 31, 2005, for Jeff Gordon product. The license with Hendrick-Gordon Licensing, LLC begins January 1, 2006. The license with Hendrick-Gordon Licensing, LLC provides additional rights with regard to Jimmie Johnson product and other Hendrick Motorsport drivers. Prior to January 1, 2006, we do not have an exclusive long-term license for Jimmie Johnson product.

Additional Product Licenses

We maintain other licenses with various other drivers, car owners, sponsors, and manufacturers, including other NASCAR drivers, on a non-exclusive basis, NHRA drivers and teams, Formula One teams, Ford Motor Company, several divisions of General Motors Corp., and Daimler-Chrysler. We also maintain licenses for some products with professional sports organizations, such as the National Basketball Association, National Football League, National Hockey League, Major League Baseball, and various professional sports franchises and collegiate sports teams. We maintain a license with Payupsucker, Inc., the licensing entity for Jesse James, under which we make WEST COAST CHOPPERS(TM) vehicles.

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

Products

Our principal products are NASCAR-related die-cast scaled replicas of actual motorsports vehicles, apparel, and memorabilia. We added seasonal gifts, leather jackets, terry products, and stylized die-cast motorsports vehicles to our product lines through acquisitions in 2002 and 2003.

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

We sell approximately 90% of our die-cast replicas on a wholesale basis. At retail, our die-cast replicas price ranges vary depending on size, type of vehicle, and level of detail. Our 1:24 scale product is priced at retail at prices ranging from approximately $40.00 to $120.00, with most product retailing at prices of $60.00 to $70.00. We offer our die-cast replicas primarily through our wholesale distributor network to specialty retailers, our collectors’ club, and direct response television through our relationship with QVC, our trackside stores, and special promotional programs.

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

We design and market licensed miniature die-cast replicas for the mass-merchant retail market through our Winner’s Circle brand of products. Our Winner’s Circle die-cast products range in price at retail from $5.00 to $20.00, depending on size, type of vehicle, and level of detail.

We believe that our presence in the mass-merchant retail die-cast market furthers our strategy to expand our presence in licensed die-cast racecar replica marketing channels and expands our line of licensed motorsports merchandise for mass-merchant retail customers to include both die-cast products and apparel. Prior to our acquisition of the Winner’s Circle brand and related die-cast inventory and tooling from Hasbro Inc. in May 2001, we licensed to Hasbro the rights to produce specific motorsports-related products for sale in the mass-merchant retail market. The mass-merchant retail market die-cast products manufactured and marketed under the Winner’s Circle brand are distinct from and are designed not to compete directly with our limited edition motorsports die-cast collectible products.

The Funline die-cast product line, acquired in late 2003, has been designed and marketed for the mass-merchant retail market and ranges in price at retail from $2.00-$20.00, depending on size, type of vehicle, and level of detail. The Funline product line includes hot-rod cars, monster trucks, motorcycles, military vehicles, and choppers in scales ranging primarily from 1:5 to 1:64 scales.

Apparel and Memorabilia

We design and market various licensed motorsports apparel, including tee shirts, jackets, hats, and memorabilia, such as coffee mugs, ornaments, towels, key chains, and tote bags. Each of these products generally features the name, likeness, image, and car number of a popular racecar driver or other licensed logos and images.

Our licensed motorsports apparel items utilize creative designs that are printed or applied to high-quality shirts, hats, jackets, and other products. We design and sell our motorsports apparel products in a wide range of styles and sizes. We distribute our apparel and memorabilia products to mass-merchant retailers, through mobile trackside stores, and to wholesale distributors.

We sell Winner’s Circle branded apparel to mass-merchant retailers. Most of our apparel that is sold in other distribution channels bears our “Chase” brand marks, including “Chase Authentics” and a stylized “C,” which is generally embroidered on the shirt cuff or pocket. NASCAR drivers, including Jeff Gordon, Dale Jarrett, Bobby Labonte, Terry Labonte, and Rusty Wallace, have agreed, subject to certain exceptions, to assure that licensed apparel products bearing their names, likeness, or signatures will also bear “Chase” brand marks. These drivers have also agreed to endorse Chase-branded apparel as the exclusive trackside apparel of the top NASCAR drivers.

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

Wholesale Distribution Network

Die-cast collectibles, apparel, and memorabilia products are marketed on a wholesale basis through distributors. Virtually all of the products of our U.S. operations are distributed by 15 U.S. distributors to dealers in the United States and Canada. The products of our German operations are distributed worldwide through a network of 48 distributors operating in 45 countries throughout the world. The distributors solicit orders for our die-cast and apparel products from thousands of specialty retailers throughout the United States and thousands of specialty retailers in other countries throughout the world. The retailers include stores specializing in motorsports collectibles and apparel, stores specializing in other sports collectible items, and a limited number of hobby shops.

Mass-Merchant Retailers

Our in-house sales force and independent representatives market our Winner’s Circle die-cast products on a wholesale basis to major discount and department stores, such as Wal-Mart, Kmart, Toys “R” Us, and Target. We also utilize our in-house sales force and independent representatives to market motorsports apparel and memorabilia products on a wholesale basis to the same discount and department stores and to automotive retail stores and convenience stores.

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

We market our die-cast, apparel, and memorabilia products through our goracing.com Internet site, which serves as an online motorsports retail store. Through a ten-year agreement, QVC has assumed the day-to-day responsibility for operating and promoting our Internet site and processing online orders.

Mobile Trackside Stores

We operate approximately 30 fully equipped trackside stores to capitalize on the large base of potential customers that attend NASCAR-sanctioned races and other events throughout the United States. Some or all of our mobile trackside stores travel to each NASCAR Nextel Cup race (39 events in 2004) as well as to other selected racing events. Each mobile trackside store is decorated with the logos and color scheme of a particular racing team and driver and sells a complete assortment of licensed motorsports die-cast collectibles, apparel, and memorabilia dedicated to that team and driver. These mobile stores represent the only authorized trackside opportunities for racing enthusiasts to purchase motorsports products using the name and likeness of the driver and racing team featured in the store.

Promotional Programs

We develop, design, and implement special promotional programs that feature themes or events intended to reinforce brand and corporate awareness for sponsors and other entities, while increasing the market for our company’s products. These promotions often involve the top drivers in a variety of motorsports series. We design and market a broad variety of specially designed die-cast vehicles, apparel, and memorabilia for these programs. For example, in association with DreamWorks, we designed racecars themed around “Shrek 2” that were raced in NASCAR and NHRA events during 2004.

In addition to our special promotional programs, we work with large corporate sponsors to design and create promotional programs aimed at increasing the awareness of their brands and encouraging consumers to purchase their products. We provide all levels of creative services (design, graphic layout, and advertising support) and have the capacity to produce a wide array of promotional products, such as die-cast replica racecars, tee-shirts, and hats. We also provide in-house marketing and distribution support for these promotional programs, including in-bound order processing and order fulfillment. For some programs, corporate sponsors use our products developed for their program as a free or low-cost award with the purchase of their own products, as sweepstakes offers, as employee gifts, or other promotions. We have successfully completed recent programs with NAPA Auto Parts and General Motors. The products that we develop and sell in conjunction with these programs generally are sold directly to the sponsors rather than through our usual distribution channels.

Design and Production

Die-cast Scaled Vehicles

We design each die-cast replica that we market. Many of our die-cast replicas include features, such as opening hoods and trunks, detailed engines, and working suspensions. We also devote a significant amount of time and effort to the production of our die-cast replicas to assure that the resulting products display a level of quality and detail that is superior to competing products. For example, we produce most of our die-cast replicas with pad printing instead of stickers or decals. Our mass-merchant retail die-cast replicas have fewer features than our die-cast replicas.

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

We own the tooling that Early Light uses to produce die-cast replicas for our company under the manufacturing agreement. We invested $7.5 million in 2004 for tooling used in manufacturing by Early Light. We believe the breadth and quality of the tooling program provides us with a competitive advantage in the motorsports collectible market.

We believe that Early Light is dedicated to high quality and productivity as well as support for new product development. There are significant risks, however, inherent in relying on a single manufacturer for a substantial portion of our die-cast products.

We source the die-cast collectibles marketed by our German operations from other manufacturers in China. We invested $7.0 million in 2004 for tooling used by these manufacturers. We currently do not have a formal, long-term agreement with any of these manufacturers.

We source the die-cast stylized vehicles marketed under the Funline brand from four manufacturers in China. We invested $7.2 million in 2004 for tooling used by these manufacturers. We have no formal, long-term agreements with any of these manufacturers. We are in the process of consolidating the manufacture of Funline product with Early Light.

Apparel and Memorabilia

We currently obtain substantially all of our licensed motorsports apparel and memorabilia products on a purchase order basis from approximately 200 third-party manufacturers and suppliers located primarily in the United States. The apparel and memorabilia suppliers present product ideas and artistic designs to us. We then select those products and artistic designs that we believe will appeal to motorsports enthusiasts and distinguish our apparel and memorabilia products from those of our competitors. We engage in a bidding process for certain items, such as embroidered hats or tee shirt blanks, in order to negotiate favorable prices and other terms. We also purchase and resell certain finished items, such as tote bags and coolers, from domestic and foreign companies under licenses with drivers and other licensors.

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

Competition

Our motorsports die-cast products compete with similar licensed and unlicensed product, marketed as collectibles, and, to a lesser extent, marketed as toys. Our motorsports apparel and memorabilia compete with similar products sold or licensed by drivers, team owners, sponsors, and other licensors with which we currently do not have licenses as well as with sports apparel licensors and manufacturers in general, and with unlicensed products. Other companies also may increase their participation in our markets. Our promotional products compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards.

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

We have registered trademarks for certain of our “Action” names and logos, and our Winner’s Circle, Chase, Trevco, Muscle Machines, and certain goracing.com brands. We have applied for federal registration in the United States for various other “Action” names and logos, as well as “goracing.com” and other marks.

Employees

As of September 30, 2004, we had approximately 590 full-time employees. We have experienced no work stoppages, and we are not a party to a collective bargaining agreement. We believe that we maintain good relations with our employees.

Executive Officers

The following table sets forth certain information regarding each of our executive officers.

Name	Age	Position Held
Fred W. Wagenhals	63	Chairman of the Board, President, and Chief Executive Officer
David M. Riddiford	39	Chief Financial Officer, Secretary, Treasurer, and Director
Melodee L. Volosin	40	Chief Operating Officer, Executive Vice President, and Director

Fred W. Wagenhals, founded our company during 1992, and has served as our Chairman of the Board, President, and Chief Executive Officer for more than five years.

David M. Riddiford has served as our Chief Financial Officer, Secretary, Treasurer, and Director since November 2004. Mr. Riddiford served from August 2001 until October 2004 as Senior Vice President and Treasurer of The Dial Corporation, a consumer goods company marketing a diversified line of consumer products under various brand names. The Dial Corporation was public until acquired by Henkel KgaA in March 2004. From 1998 to August 2001, Mr. Riddiford served as Vice President and Treasurer of The Dial Corporation.

Melodee L. Volosin has served as our Chief Operating Officer since August 2004, as our Executive Vice President — Sales since December 1999 and as a director since January 1997. Ms. Volosin served as our Vice President – Wholesale Division from September 1997 until December 1999.

Risk Factors

The following factors, in addition to those discussed elsewhere in this report, should be carefully considered in evaluating our company and our business.

Any decrease in popularity or growth rate of motorsports, and NASCAR racing in particular, could adversely affect our business, including our net sales.

The popularity of motorsports and its appeal to consumers have a significant effect on sales of our products. Motorsports competes for television viewership, event attendance, merchandise sales, and sponsorship funding with other sports, entertainment, and recreational events. The competition for the attention of consumers in the sports, entertainment, and recreation industries is intense. Sales of licensed merchandise related to NASCAR racing accounted for approximately 70% of our revenue during 2004. We expect that products related to NASCAR racing will continue to account for a significant portion of our revenue for the foreseeable future. As a result, the popularity of NASCAR sanctioned racing is critical to the success of our business. The popularity of NASCAR racing depends on many factors, including the extent and popularity of television coverage of NASCAR racing events. Any decrease in the popularity or growth rate of motorsports, and NASCAR racing in particular, could have a material adverse effect on our business, including our net sales.

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

Our business also depends on our ability to enter into profitable license agreements with new licensors, including up-and-coming drivers, and to renew our existing profitable license agreements on advantageous terms in the future. It is difficult to predict which car drivers, team owners, and other licensors will prove to be successful licensors, particularly in the case of up-and-coming drivers. In some cases the process for obtaining the license rights from potential licensors is competitive. Our ability to renew our existing profitable license agreements depends largely on our relationship with the particular licensor, which may be affected by a number of factors outside our control. If we are unable to enter into profitable license agreements with new licensors or renew our existing profitable license agreements, particularly our licenses for Dale Earnhardt, Jr. products that expires December 31, 2005, our business could be materially adversely affected.

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

A large portion of our revenue is generated under a relatively small number of our most successful license agreements. Products sold under licenses from our top five drivers under license accounted for approximately 50% to 60% of our sales in 2004. Our success depends, in part, on our ability to capitalize on revenue opportunities from these licenses, which involves various factors, including the following:

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

In particular, we rely on one manufacturer, Early Light Industrial Co. Ltd., which operates facilities in one town in China, to produce most of our die-cast products. In 2004, products manufactured by Early Light accounted for approximately 30% of our revenue (40% in 2003). Our manufacturing agreement with Early Light extends through October 31, 2006, and then automatically renews for successive one-year periods unless terminated by either party. We generally do not have long-term contracts with our other third-party manufacturers.

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

Our ability to increase our sales and marketing efforts to stimulate customer demand and our ability to monitor third-party manufacturing arrangements to maintain satisfactory delivery schedules and product quality are important factors in our long-term prospects. Because of the amount of time and financial resources that may be required to bring new products to market, we may not always be able to forecast accurately required production quantities or to respond to changes in customer tastes and demands. We could experience a material adverse effect on our business, financial condition, and operating results if we are unable to respond quickly to market changes or a slowdown in demand for our products.

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

We depend on a limited number of mass-merchant retailers to purchase a significant portion of our products.

Sales to our largest customer, Wal-Mart Stores, Inc., were approximately 17.4% of revenue in 2004. Accounts receivable from Wal-Mart at September 30, 2004, totaled $14.1 million. Sales to our second largest customer were approximately 3.5% of revenue in 2004. If a significant customer discontinues selling our products, performs poorly, does not pay for purchased products, reorganizes, or liquidates and is unable to continue selling our products, our business, financial condition, operating results, and cash flows could be adversely affected. Our failure or inability to replace a customer could have a material adverse effect on our business.

We depend on a limited number of wholesale distributors to sell a significant portion of our products.

We currently market our products on a wholesale basis through 15 distributors operating in the United States. Sales to our 15 wholesale distributors were approximately 15.5% of revenue in 2004. Accounts receivable from our 15 wholesale distributors at September 30, 2004, totaled $9.5 million, net of allowance. We depend on these distributors to sell our products to thousands of specialty retailers throughout the United States. If a significant distributor discontinues selling our products, performs poorly, does not pay for purchased products, reorganizes, or liquidates and is unable to continue selling our products, our business, financial condition, operating results, and cash flows could be adversely affected. Our failure or inability to replace poorly performing distributors could have a material adverse effect on our business.

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

Our motorsports die-cast collectibles and mass-merchant retail die-cast replicas compete with die-cast and other motorsports collectibles and die-cast replicas of motorsports vehicles that are sold through mass-merchant retail channels. Our motorsports apparel and memorabilia compete with similar products sold or licensed by drivers, owners, sponsors, and other licensors with which we currently do not have licenses as well as with sports apparel licensors and manufacturers in general. Our promotional programs must compete for advertising dollars against other specialty advertising programs and media, such as television, radio, newspapers, magazines, and billboards.

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

Our ability to recover the value of our goodwill and other intangibles is dependent on the success of our strategies.

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

Specifically, in the fourth quarter of 2004, we determined the Jeff Hamilton products should be managed as a product line of our existing apparel operations and not as a stand-alone subsidiary. In 2005, we will be integrating the related operations into our existing apparel operations. In 2005 we also intend to expand the Jeff Hamilton product line by leveraging our existing NASCAR licenses into new, high-margin apparel. At September 30, 2004, we had intangibles totaling $4.3 million related to the Jeff Hamilton marks. Our ability to recover these marks is dependent on the success of the integration and the new NASCAR line.

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

We have registered trademarks for certain of our “Action” names and logos, and our Winner’s Circle, Chase, and certain goracing.com brands. We have applied for federal registration in the United States for various other “Action” names and logos, as well as “goracing.com”, “Muscle Machine”, and other marks. Our ability to prevent others from using trademarks or names similar to marks and names that we use may be adversely impacted if our marks are regarded as descriptive or weak. Our inability to obtain trademark protection for our marks and names could have a material adverse effect on our business.

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

We have debt, and we may be unable to continue to meet debt covenants.

We have incurred indebtedness in connection with our growth strategy. As of September 30, 2004, we had long-term debt of $15.9 million (including a current portion of $4.0 million). Our amended loan and security agreement include financial covenants related to minimum tangible net worth and minimum fixed charge coverage ratio. We are required to measure our compliance with financial covenants each fiscal quarter. If we fail to meet any financial covenants, our lender could call the loan and security agreement immediately. There can be no assurance we will continue to meet these covenants or negotiate a waiver in the event we fail to meet the covenants in the future.

We expect to incur additional expenses in complying with corporate governance and public disclosure requirements.

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and New York Stock Exchange rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of that assessment will require the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. In addition, it may become more difficult and more expensive for us to obtain director and officer liability insurance. Further, our board members, chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Almost all of our outstanding common stock is eligible for resale in the public market without restriction or further registration unless held by an “affiliate” of our company, as that term is defined under applicable securities laws. A portion of the shares of common stock outstanding is “restricted shares,” as that term is defined in Rule 144 under the securities laws, and may be sold only in compliance with Rule 144, pursuant to registration under the securities laws, or pursuant to an exemption from the registration requirements. We have also registered for resale an aggregate of 662,820 shares of common stock issued or to be issued in connection with the acquisition of Trevco Trading Corp. and Funline Merchandise Co. Inc., which may be sold by the respective holder in the public market. Affiliates also are subject to certain of the resale limitations of Rule 144. Generally, under Rule 144, each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from us or an affiliate of our company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1% of our then-outstanding common stock or the average weekly trading volume for the four weeks prior to the proposed sale of the shares. The majority of the shares held by our officers and directors currently are available for sale under Rule 144. Sales of substantial amounts of common stock by our shareholders, or even the potential for such sales, may have a depressive effect on the market price of our common stock.

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

We lease a 38,750 square foot facility in Los Angeles, California. We utilize approximately 9,000 square feet of the facility for offices and approximately 29,750 square feet for apparel assembly and warehouse operations. The term of this lease expires in March 2005. We do not intend to renew the lease.

We lease a 250,000 square foot facility in City of Industry, California. We utilize approximately 14,000 square feet of the facility for offices and approximately 236,000 square feet for die-cast warehouse operations. The terms of the lease expires in October 2009.

We own a 116,000 square foot facility in Aachen, Germany. We utilize approximately 80,000 square feet of this facility for our European warehouse and distribution operations and approximately 36,000 square feet for office space.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.

During December 2004, we were served with a class action securities lawsuit entitled “The Cornelia Crowell, GST Trust v. Action Performance Companies, Inc., et al.”, which was filed in the United States District Court of New Mexico. The complaint names as defendants our Company and certain of our officers, including a former officer. The complaint alleges that we made false and misleading statements concerning our financial results and business during the period from July 23, 2003, to October 22, 2003, resulting in violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified monetary damages and equitable relief. We dispute the claims and intend to defend the lawsuit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the New York Stock Exchange under the symbol “ATN” since February 20, 2002. From April 27, 1993, the date of our initial public offering, until February 19, 2002, our common stock was quoted on the Nasdaq National Market under the symbol “ACTN.” The following table sets forth the high and low sale prices of the common stock for each calendar quarter indicated as reported on the New York Stock Exchange or Nasdaq National Market, as applicable.

	Common Stock
	High	Low
2004:
First Quarter	$19.89	$12.58
Second Quarter	18.13	13.57
Third Quarter	15.49	9.74
Fourth Quarter (through December 10, 2004)	11.20	8.37
2003:
First Quarter	$21.60	$14.65
Second Quarter	24.56	16.50
Third Quarter	26.99	18.15
Fourth Quarter	27.71	16.74
2002:
First Quarter	$50.27	$30.03
Second Quarter	51.99	27.75
Third Quarter	34.30	20.68
Fourth Quarter	26.71	15.80

On December 10, 2004, the closing sale price of our common stock on the New York Stock Exchange was $9.58 per share. As of December 10, 2004, there were approximately 465 holders of record of our common stock and approximately 6,500 beneficial owners of our common stock.

Dividend Policy

In September 2002, we initiated an ongoing quarterly dividend policy with an initial dividend of $0.03 per share. A summary of dividends paid on common stock after September 30, 2003 follows (in thousands, except per share data):

Amount	Rate Per Share	Declaration Date	Record Date	Paid
$914	$0.05	September 22, 2003	September 26, 2003	October 13, 2003
$915	$0.05	December 10, 2003	December 19, 2003	January 12, 2004
$917	$0.05	March 5, 2004	March 19, 2004	April 12, 2004
$917	$0.05	June 9, 2004	June 18, 2004	July 12, 2004
$919	$0.05	August 19, 2004	September 17, 2004	October 18, 2004

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below as of and for the five years ended September 30, 2004, are derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

	Fiscal Year Ended September 30,
	2004	2003	2002	2001	2000 (2)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data (1):
Net sales	$344,330	$369,458	$406,558	$323,237	$257,996
Cost of sales	247,959	245,879	250,810	208,375	209,102

Gross profit	96,371	123,579	155,748	114,862	48,894
Selling, general and administrative expenses	90,713	82,598	76,870	69,341	107,833
Amortization of goodwill and trademark (3)	—	—	—	4,097	11,295
Amortization of licenses and other intangibles	3,802	3,416	2,797	2,060	5,458

Income (loss) from operations	1,856	37,565	76,081	39,364	(75,692)
Interest expense	(1,832)	(2,085)	(3,029)	(5,102)	(6,291)
Gain (loss) on extinguishment of debt (5)	(322)	34	(1,361)	14,219	—
Foreign exchange gains (6)	1,545	3,574	1,500	—	—
Earnings from joint venture	1,370	62	—	—	—
Other income and expenses	(1,011)	(1,424)	(638)	(1,040)	(696)

Income (loss) before income taxes	1,606	37,726	72,553	47,441	(82,679)
Income taxes (5)	1,066	13,499	27,606	15,505	(24,592)

Net income (loss)	$540	$24,227	$44,947	$31,936	$(58,087)

Net income (loss) per common share, assuming dilution (4)	$0.03	$1.33	$2.41	$1.90	$(3.52)

Weighted average number of common shares, assuming dilution (4)	18,600	18,259	19,231	16,849	16,515
Cash dividends declared, per common share	$0.20	$0.16	$0.03	$—	$—
Book value per share	$14.19	$14.32	$12.84	$9.31	$6.27
Consolidated Balance Sheet Data (1):
Working capital	$86,954	$113,593	$117,518	$90,303	$64,524
Total assets	354,283	372,688	337,916	278,953	255,917
Total debt	15,891	34,992	40,783	57,420	109,278
Total shareholders’ equity	260,627	261,593	229,388	159,826	102,718

(1)	This financial data includes the results of acquired operations, including Funline Merchandise Co., Inc., acquired in September 2003; Trevco, McArthur and Jeff Hamilton, acquired in 2002; and Goodsports Holdings Pty Ltd. (Goodsports), closed in 2001. Results also include net sales of Winner’s Circle product beginning as of the date of acquisition of the Winner’s Circle trademark in 2001. Prior to acquisition of the Winner’s Circle trademark, we recorded license income with respect to Winner’s Circle products.

(2)	Results in 2000 include charges of $17.5 million arising from the decision to abandon our Internet strategy relating to goracing.com. The goracing.com network at that time consisted of various motorsports-related, e-commerce enabled websites that we developed, operated, and maintained. The goracing.com charges include provision for the write-off of goodwill, endorsements, sponsorship commitments, employee severance and termination costs, and the withdrawal of the initial public offering of goracing.com. In addition, as a result of the decision to abandon our Internet strategy and in response to demand changes, we evaluated our operations and concluded it was necessary to reorganize the company and refocus on our core strengths. Consequently, in addition to the goracing.com charges, 2000 includes charges of $47.3 million for inventory write-downs because anticipated sponsorship and driver and marketing programs did not materialize, a provision for vendor discounts anticipated but not received due to lower than anticipated volumes, a change in the estimated useful lives of tooling, write-downs of prepaid royalties and sponsorship fees because we decided to concentrate future production on core drivers and core programs, a write-down of goodwill because the die-cast helmet product line was deemed worthless, and other items. The total $64.8 million of restructuring and other special charges are reflected as follows: $32.6 million in cost of sales, $20.3 in selling, general, and administrative expenses, $6.4 million in amortization of goodwill and trademark, $3.1 million in amortization of licenses and other intangibles, and $2.4 million in other income and expenses.
(3)	Amortization of goodwill and trademark ceased October 1, 2001, with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
(4)	The impacts of outstanding 4¾% convertible subordinated notes were not included in the calculation of diluted EPS for 2004, 2003, 2001, and 2000, because to do so would have been antidilutive. The impact of certain options and warrants for all years presented were not included in the calculation of diluted EPS, because to do so would be antidilutive.
(5)	Amounts for 2002 and 2001 have been adjusted to reflect adoption of SFAS No. 145 effective October 1, 2001. Prior to adoption, gains on extinguishment of debt were reflected as extraordinary items.
(6)	Beginning in May 2002, euro exchange rate gain or loss on intercompany advances to our German subsidiary is included in operations. Prior to May 2002, these advances, denominated in dollars, were deemed permanently reinvested.

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

We have structured our operations to enable us to service higher levels of sales with limited increases in operating expenses and capital investments. The principal elements of this operating structure include the following:

•	NASCAR die-cast unit manufacturing costs are largely fixed due to outsourcing under fixed-price contracts.

•	Royalties are paid generally as a percentage of sales, although often subject to guaranteed minimums.

•	Due to our agreements with distributors and QVC, incremental volume does not proportionately increase our operating expenses.

•	Research and development is limited to basic design and engineering.

•	Capital expenditures are principally limited to tooling for die-cast.

•	Functions, such as manufacturing and others outside of our core skills, are generally outsourced.

Revenue

We derive revenue primarily from the sale of our licensed motorsports products. The popularity and performance of drivers and teams under license, the popularity of motorsports in general and NASCAR in particular, the general demand for licensed sports merchandise, and our ability to design, produce, and distribute our products in a timely manner influence the level of our net sales.

We distribute our products through a broad range of channels, including a network of wholesale distributors, leading mass-merchant retailers, mobile trackside stores, QVC, and our collectors’ club catalog. We recognize revenue when persuasive evidence of an arrangement exists, title passes to the customer, the amount is fixed or determinable, and collection is probable. Most distributor sales are recognized when product is shipped to a distributor because title to the product passes to the distributors at shipment. Sales to mass-merchant retailers are recognized when title to product passes to the retailer, either at time of shipment to the retailer or receipt by the retailer. Under terms of our consignment agreement with QVC, collectors’ club catalog sales are recognized when title passes to QVC, which occurs when QVC ships product to the consumer. We recognize trackside sales when the consumer purchases product at the point of sale. A portion of the product sold through television programming is consignment product, for which sales are recognized when title passes to QVC, which occurs when QVC ships the product to the consumer. Internet and other sales are generally recognized when delivered to the consumer.

Net sales include sales net of estimated sales returns, discounts, advertising, and other allowances. Advertising allowances are amounts paid primarily to mass-merchant retailers in connection with promoting and selling our product. These amounts are recorded as a reduction from sales when revenue is recognized.

Cost of Sales

Cost of sales includes product cost, shipping and freight forwarding costs paid to third parties, depreciation of tooling and dies, royalties to third party licensors, product testing and sample expense, and fees paid to QVC for shipping and handling. We incur costs to screen print or embroider certain inventory, which are also included in cost of sales, although most of our product is procured in its finished state. Substantial portions of our die-cast products are manufactured under an exclusive agreement with Early Light, a third-party manufacturer in China. We obtain substantially all of our apparel and memorabilia products on a purchase order basis from several third-party manufacturers and suppliers.

Most of the components of our cost of sales are variable in nature. However, certain factors do affect our gross margin, including the following:

•	product mix,

•	our ability to price our product appropriately,

•	the effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales,

•	the type of freight charges,

•	additional charges related to lower than minimum order quantities and cancellation of specific purchase orders, and

•	the impact of minimum guarantees.

Gross Margin

Our gross margins may not be comparable to those of other entities, since some entities include all handling and warehousing costs in cost of sales and others exclude a portion of such costs from gross margin, including them instead in line items such as selling, general, and administrative expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and benefits, use and occupancy expenses, creative services costs, advertising and promotion costs, sponsorship costs, and other general and administrative expenses. Included are the salaries, benefits and other costs of our procurement, receiving, and warehouse personnel. Selling, general, and administrative expenses include internal handling costs, incurred to store, move, and prepare the products for shipment, of approximately $6 million in 2004, $6 million in 2003, and $5 million in 2002. The majority of these costs are fixed and, as a result, incremental sales volume generally results in a decline in selling, general, and administrative expenses as a percentage of net sales.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances may be required. Our accounts receivable are written-off against the allowance once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which includes collection attempts by company employees and outside collection agencies.

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

Results of Operations

The following table sets forth, for the years indicated, the percentage of total revenue represented by certain expense and revenue items.

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.0	66.5	61.7

Gross profit	28.0	33.5	38.3
Selling, general, and administrative expenses	26.3	22.4	18.9
Amortization of licenses and other intangibles	1.1	0.9	0.7

Income from operations	0.6	10.2	18.7
Interest expense	(0.5)	(0.6)	(0.7)
Loss on extinguishment of debt	(0.1)	—	(0.3)
Foreign exchange gains	0.5	1.0	0.4
Earnings from joint venture	0.4	—	—
Other income	—	0.1	0.2
Other expense	(0.4)	(0.5)	(0.4)

Income before income taxes	0.5	10.2	17.9
Income taxes	0.3	3.6	6.8

Net income	0.2%	6.6%	11.1%

The following table sets forth for the years indicated, net sales by channel of distribution and net sales from the operations of acquired entities.

	2004	2003	2002
Domestic Die-cast:
Wholesale distribution and promotion	$63,695	$102,003	$145,942
Wholesale to mass-merchant retailers	59,146	22,140	35,900
Retail through collector’s catalog club	19,485	24,406	27,295
Foreign Die-cast - wholesale distribution and promotion	36,903	34,631	29,433

Total die-cast	179,229	183,180	238,570

Domestic Apparel and Memorabilia:
Wholesale distribution and promotion	68,818	82,254	65,032
Wholesale to mass-merchant retailers	43,519	48,587	42,523

Total apparel and memorabilia	112,337	130,841	107,555
Domestic Apparel and Memorabilia - Retail at Trackside	49,928	52,456	57,264
Royalties and Other	2,836	2,981	3,169

Net Sales	$344,330	$369,458	$406,558

Net Sales from Businesses Acquired in 2003	$42,140	$480	$—

Year Ended September 30, 2004 Compared with Year Ended September 30, 2003

Net sales decreased to $344.3 million for 2004, compared to $369.5 million in 2003, a decline of $25.1 million, or 6.8%, from the 2003 fiscal year. Revenues for the year included $42.1 million from Funline, which was acquired in 2003 and contributed $0.5 million in that year. Excluding the impact of the Funline acquisition, revenues were down $66.8 million, or 18.1% from 2003.

Domestic die-cast sales decreased $6.2 million, or 4.2%, from the prior year while foreign die-cast sales increased $2.3 million, or 6.6%. The domestic die-cast segment sales decrease of $6.2 million is comprised of a $38.3 million decrease in our wholesale distribution and promotion revenues, a $4.9 million decrease in our die-cast retail collectors’ catalog club revenues, and an offsetting $37.0 million increase in domestic die-cast wholesale sales to mass-merchant retailers. Domestic die-cast wholesale distribution and promotion revenues and collector’s catalog club revenues were down as a result of problems in our wholesale distribution network and from a weak NASCAR collector die-cast market. In 2004, approximately one-third of our distributors experienced financial hardships of varying degrees, which impacted both their ordering patterns as well as their ability to pay our invoices on a timely basis. The NASCAR collector die-cast market in 2004 suffered from over production of both the number of units in a given production run and the varieties of product offerings. The increase in the variety of production runs made our approval and production process difficult to manage, resulting in a failure to ship product into the market on a timely basis thereby negatively impacting sales. We expect comparable sales from our domestic die-cast wholesale distribution and promotion revenues and collectors’ catalog club revenues in 2005 as we continue to work to improve our die-cast distribution model and focus our product offerings. Domestic die-cast wholesale sales to mass-merchant retailers increased $37.0 million as a result of the $41.7 million impact of increased revenues from Funline, acquired in September 2003, offset by the $4.7 million decrease in NASCAR die-cast sales to mass-merchant retailers. NASCAR die-cast sales to mass-merchant retailers have been trending up year-over-year in the last two quarters of 2004. We expect double-digit growth in Funline sales in 2005 and single digit growth in NASCAR die-cast sales to mass-merchant retailers, based on merchant feedback.

Domestic apparel and memorabilia segment sales, exclusive of trackside, decreased $18.5 million, or 14.1%, to $112.3 million in 2004, compared to $130.8 million in 2003, due to decreased demand.

Trackside sales decreased 4.8% in 2004, to $49.9 million compared to $52.5 million in 2003. After considering the impact of the timing of the fall Taladega Superspeedway race, which occurred in October 2002, September 2003, and October 2004, trackside sales were relatively unchanged.

The 5.5% decline in gross profit, to 28.0% of net sales in 2004 from 33.5% in 2003, was impacted by the changes in segment gross margins as follows:

		Gross	Weighted
	% of Net	Margin	Gross Margin
	Sales	Decline	Decline
Domestic die-cast	43.8%	(8.9)%	(3.9)%
Domestic apparel and memorabilia	47.4	(3.0)	(1.4)
Foreign die-cast	10.7	(2.6)	(0.3)
Corporate and other	(1.9)		0.1

Consolidated Total	100.0%		(5.5)%

The domestic die-cast decline in gross margin of 8.9% consisted of the following:

Impact of revenue mix between higher margin NASCAR die-cast sales and lower margin Funline stylized die-cast (acquired in September 2003)	0.9%
Impact of NASCAR gross margin changes-
Write-off of Pontiac NASCAR tooling due to the withdrawal of Pontiac from NASCAR	0.4
Increased royalty rate due to NASCAR product mix	1.5
Increased royalty reserves related to guarantees and special programs	2.5
Impact of fixed tooling amortization	1.3
Customer concessions	0.7
Product cost increases, offset by selling price increases, mix, and other	1.6

8.9%

Domestic die-cast gross margins began improving in the third quarter, as a result of price increases that went in to effect in the third quarter of 2004 and product cost reductions. However the improvement, which could be expected to continue from these price increases, will be offset in early 2005, by liquidation sales at lower than average margins. Domestic apparel and memorabilia margins declined 3.0% primarily as a result of third and fourth quarter write-downs of Jeff Hamilton inventory to net realizable value in 2004. The 2.6% decline in foreign die-cast gross margins was principally a result of higher tooling charges as a percentage of revenue, in part as a result of changes in the euro-to-dollar exchange rate.

Selling, general, and administrative expenses were $90.7 million, or 26.3% of net sales, in 2004, compared to $82.6 million, or 22.4% of net sales, in 2003. After considering the $5.2 million increase attributable to the operations of Funline, selling, general, and administrative expenses increased $2.9 million. Selling, general, and administrative expenses in 2004, included the $0.9 million settlement of litigation with Dover International Speedway, $0.8 million settlement from New Hampshire International Speedway, and a $5.3 million provision for distributor and Jeff Hamilton customer’s receivables, compared to 2003 which included a $0.8 million settlement on a mediation proceeding and a $1.7 million provision for distributor receivables. Advertising and promotion costs decreased between years by $1.0 million.

Interest expense of $1.8 million in 2004, was $0.3 million lower than interest expense for 2003 as a result of convertible subordinated note repurchases.

Foreign currency gains were $1.5 million in 2004, versus a foreign currency gain of $3.6 million in 2003. Changes in the euro-to-U.S. dollar exchange rate resulted in translation gains of $1.7 million in 2004 and $3.7 million in 2003. These gains resulted from translation of German advances payable, which are denominated in U.S. dollars. In 2004, these translation gains were offset by losses of $0.1 million on forward exchange contracts.

The effective tax rate of 66.4% for 2004 was higher than the 35.8% effective tax rate in 2003, primarily due to the impact of nondeductible expenses on lower pre-tax income and foreign subsidiary income comprising a larger portion of total taxable income. Our foreign subsidiary is subject to higher tax rates than our domestic operations.

Year Ended September 30, 2003 Compared with Year Ended September 30, 2002

Net sales decreased 9.1% to $369.5 million for 2003, from $406.6 million in 2002. Domestic die-cast sales decreased $60.6 million, or 29.0%, from the prior year while foreign die-cast sales increased $5.2 million, or 17.7%. Domestic wholesale distribution and promotion die-cast revenues were down in part due to the four-month delay in producing Monte Carlo and Pontiac products arising from the retooling of those products, and in part due to reduced “special paint scheme” product volumes resulting from the lack of high-impact specials and the economic environment. Mass-merchant retail domestic die-cast revenues were down because our largest customer ordered virtually no product for delivery in the second half of 2003. The 17.7% increase in foreign die-cast sales approximated the change in the average euro-to-U.S. dollar exchange rate between 2003 and 2002. The increase in domestic apparel and memorabilia segment sales, exclusive of trackside was $23.3 million, or 21.7% from the prior year, and included a $22.5 million increase from businesses acquired in 2002. Trackside sales decreased 8.4% to $52.5 million from revenues of $57.3 million in the prior year. Trackside revenues were impacted by adverse weather conditions and a weak economy.

The 4.8% decline in gross profit, to 33.5% of sales in 2003 from 38.3% in 2002, was impacted by the changes in segment gross margins as follows:

		Gross	Weighted
	% of Net	Margin	Gross Margin
	Sales	Decline	Decline
Domestic die-cast	42.3%	(6.8)%	(2.9)%
Domestic apparel and memorabilia	49.7	(4.0)	(2.0)
Foreign die-cast	9.4	(2.5)	(0.2)
Corporate and other	(1.4)		0.3

Consolidated Total	100.0%		(4.8)%

The 6.8% decline in domestic die-cast margin was attributable primarily to die-cast product cost increases, including freight, of 4.3% and the impact of largely fixed tooling costs on lower die-cast volumes of 2.3%. The 4.0% decline in domestic apparel and memorabilia margins resulted principally from a program to reduce apparel and other specialty inventories before the end of fiscal 2003. Foreign die-cast margins were lower 2.5% as a result of higher tooling depreciation.

Selling, general, and administrative expenses increased $5.7 million to $82.6 million in 2003 compared to $76.9 million in 2002. Excluding the $5.8 million increase attributable to the operations of businesses acquired in 2002, selling, general, and administrative expenses decreased $0.1 million. That increase was primarily the result of the fact that 2003 included a $0.8 million settlement on a mediation proceeding and a $1.7 million provision for distributor receivables compared to 2002 which included a $0.6 million vendor settlement and $1.1 million more bonus expense than 2003.

Interest expense of $2.1 million in 2003, was $0.9 million lower than interest expense for 2002 as a result of convertible subordinated note repurchases.

Foreign currency gains were $3.6 million in 2003, versus a foreign currency gain of $1.5 million in 2002. Changes in the euro-to-U.S. dollar exchange rate resulted in translation gains of $3.7 million in 2003 and $1.5 million in 2002. These gains resulted from translation of German advances payable, which are denominated in U.S. dollars.

The effective tax rate of 35.8% for 2003 was lower than the 38.0% effective tax rate in 2002, primarily because the 2003 income tax provision includes credits of $1.4 million reflecting adjustments of prior tax rates and the release of valuation allowances.

Quarterly Results of Operations

The following table sets forth certain unaudited quarterly results of operations for each of the quarters in the two years ended September 30, 2004 (in thousands, except per share amounts). All quarterly information was obtained from unaudited financial statements not otherwise contained in this report. We believe that all necessary adjustments have been made to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any future period.

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$71,207	$83,596	$92,150	$97,377
Gross profit	16,956	24,162	29,571	25,682	(a)
Income (loss) from operations	(3,891)	2,842	6,898	(3,993	)(a)
Net income (loss)	$(1,705)	$1,288	$3,833	$(2,876	)(a)
Net income (loss) per common share, assuming dilution	$(0.09)	$0.07	$0.21	$(0.16	)(a)
Weighted average number of common shares, assuming dilution	18,281	18,602	18,606	18,366

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$85,229	$90,889	$87,497	$105,843
Gross profit	29,952	31,884	30,939	30,804
Income from operations	12,260	11,417	9,817	4,071	(b)
Net income	$7,966	$7,254	$6,311	$2,696	(b)
Net income per common share, assuming dilution	$0.44	$0.40	$0.35	$0.15	(b)
Weighted average number of common shares, assuming dilution	19,003	18,998	18,291	18,368

(a) Results in the fourth quarter of 2004 include the impacts of a $4.0 million pre-tax expense for a reserve for distributor accounts receivable, a $2.2 million pre-tax expense to write inventory and accounts receivable for the Jeff Hamilton business down to estimated net realizable value, and a $0.8 million pre-tax expense for settlement of litigation with New Hampshire International Speedway.

(b) Results in the fourth quarter of 2003 include the impacts of a $0.8 million pre-tax charge related to the settlement of a mediation proceeding and a $1.7 million pre-tax receivable allowance provision for one customer with overdue invoices.

Our revenue and operating results are subject to quarterly fluctuations as a result of seasonality factors related to the commencement (February) and completion (November) of the NASCAR race season. We believe that quarter-to-quarter comparisons of our past financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

Working capital decreased $26.6 million to $87.0 million at September 30, 2004, from $113.6 million at September 30, 2003. Cash decreased $36.9 million to $12.6 million at September 30, 2004, from $49.5 million at September 30, 2003. Cash decreased as a result of reductions in cash for net property and equipment expenditures ($24.9 million), payments for acquisitions of businesses and intangibles ($8.1 million), increases in inventory ($13.1 million), dividends to common and minority interest shareholders ($5.3 million), redemption of convertible subordinated notes ($30.1 million), increases in other current assets, and decreases in other current liabilities. This decrease in cash was offset by increases in cash for decreases in accounts receivable ($18.5 million) and long-term borrowings ($11.7 million).

Days sales outstanding, calculated on quarterly sales, were 48.9 days as of September 30, 2004, compared to 60.7 days as of September 30, 2003. Days sales outstanding improved from September 30, 2003, although Funline, which was acquired in September 2003, days sales outstanding was 56.8 days at September 30, 2004.

Inventories at September 30, 2004, increased $13.7 million over amounts at September 30, 2003. Of this increase, $7.1 million was attributable to Funline due to inventory requirements for the mass-merchant retailers.

Except for Funline and collectors’ catalog club die-cast, we generally produce domestic and foreign die-cast based upon orders received from customers. The timing of receiving orders is directly related to the timing of the completion of product program approvals and is not necessarily indicative of product demand or future sales. We produce Funline die-cast for inventory based on customer-projected orders. We receive Funline customer orders weekly, which are fulfilled in the following week. We report as backlog orders received from customers, which for Funline, is limited to the weekly orders.

Apparel and memorabilia product, except Trevco product, is generally ordered from inventory. Trevco is a seasonal business in which orders are received in our second and third fiscal quarters and shipped in our third and fourth fiscal quarters.

Domestic and foreign die-cast, including Funline product, backlog was $48 million and $44 million at September 30, 2004 and 2003. Apparel and memorabilia backlog was approximately $17 million at both September 30, 2004 and 2003. Backlog on any date in a given year is not necessarily indicative of future sales.

Capital expenditures related principally to ongoing investments in tooling and building additions in Aachen, Germany, were $24.9 million during 2004, and included $8.2 million applicable to foreign operations and $7.2 million for Funline capital expenditures, which included $1.6 million of tooling existing at the acquisition date that was acquired from one of Funline’s contract manufacturers. Capital expenditures for 2005 are expected to total $25 million.

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

On June 30, 2004, we entered into an amended loan and security agreement with a bank. The amended agreement increased available borrowings from $35.0 million to $75.0 million. The agreement consisted of a $63.3 million, four-year revolving credit facility, which is subject to a borrowing base calculation, a four-year term loan of $1.7 million (Term Loan A) and a three-year term loan of $10.0 million (Term Loan B). We received $11.7 million of cash upon issuance of the term loans on June 30, 2004. As the term loans are repaid, the available revolving credit facility will increase by an equivalent amount, subject to the borrowing base calculation. The agreement provides for issuance of up to $30.0 million of letters of credit, to the extent not utilized for borrowings. Outstanding letters of credit totaled $11.6 million at September 30, 2004.

Repayment of borrowings under this facility is secured by a first lien on substantially all of our assets. We are required to meet certain financial tests related to minimum tangible net worth and minimum fixed charge coverage ratio. We were in compliance with those covenants at September 30, 2004.

As of September 30, 2004, the covenants were as follows:

Financial Covenant	Period	Requirement	Actual
Minimum tangible net worth	As of September 30, 2004	> $105.2 million	$113.7 million
Minimum fixed charge coverage ratio	April 1, 2004 to	> 1.15	>1.18
September 30, 2004
Limitation on capital expenditures	October 1, 2003 to	< $35.0 million	$24.9 million
September 30, 2004

At December 31, 2004, we will be required to meet a minimum fixed charge coverage ratio for the nine months ended December 31, 2004, of 1.15. Based on current projections, we expect to be in compliance with our covenants through September 30, 2005, however, we expect our actual fixed charge coverage ratio to be close to the requirement throughout that period.

The revolving credit facility bears interest at LIBOR plus 1.75% - 2.50% or prime plus 0.00% - 0.25% (4.75% at September 30, 2004), and the term loans bear interest at LIBOR plus 2.00% - 3.50% or prime plus 0.00% - 1.25% (Term Loan A 5.25% and Term Loan B 5.75% at September 30, 2004), depending on our fixed coverage ratio, as defined. We pay a commitment fee of 0.375% of the average unused revolving credit facility and a fee of 1.0% of the average undrawn letters of credit.

On August 2, 2004, we redeemed $29.9 million of 4 3/4% convertible subordinated notes at a price of 100.68% for cash of $30.1 million. We funded the redemption with cash on hand, revolving credit facility borrowings, and the term loans under the loan and security agreement. The subordinated notes were convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events and would have matured on April 1, 2005.

Based on our current forecast and historical results, we believe that we have adequate credit availability and cash flow from operations to fund our operating needs, including the requirements of our new Funline subsidiary, for the foreseeable future. We do not currently anticipate a change in our capital structure or the use of off-balance sheet financing arrangements.

In September 2002, we initiated an ongoing quarterly dividend policy with an initial dividend of $0.03 per share. A summary of dividends paid on common stock after September 30, 2003, follows (in thousands, except per share data):

Amount	Rate Per Share	Declaration Date	Record Date	Paid
$914	$0.05	September 22, 2003	September 26, 2003	October 13, 2003
$915	$0.05	December 10, 2003	December 19, 2003	January 12, 2004
$917	$0.05	March 5, 2004	March 19, 2004	April 12, 2004
$917	$0.05	June 9, 2004	June 18, 2004	July 12, 2004
$919	$0.05	August 19, 2004	September 17, 2004	October 18, 2004

Contractual Obligations and Commercial Commitments

Aggregate future minimum payments due contractually under royalty agreement guarantees, personal service agreements, long-term debt, noncancellable operating leases, commercial letters of credit, and other unconditional purchase obligations are as follows as of September 30, 2004 (in thousands):

	Royalty	Personal				Unconditional
	Agreement	Service	Long-term	Interest	Lease	Purchase
Year	Guarantees	Agreements	Debt	Payments	Payments	Obligations	Total
2005	$19,145	$1,514	$4,009	$260	$5,681	$12,600	$43,209
2006	17,938	843	4,036	238	5,189	—	28,244
2007	15,996	379	3,504	213	4,923	—	25,015
2008	14,514	135	1,036	188	4,092	—	19,965
2009	14,491	135	254	163	3,650	—	18,693
Thereafter	39,695	68	3,052	1,084	10,004	—	53,903

Total	$121,779	$3,074	$15,891	$2,146	$33,539	$12,600	$189,029

In addition to the scheduled interest payments above, we will pay interest on amounts outstanding under our loan and security agreement. Unconditional purchase obligations at September 30, 2004, were approximately $1.0 million for property and equipment and $11.6 million of outstanding letters of credit. Term Loan B under the loan and security agreement is subject to annual mandatory prepayments of 50% of excess cash flows as defined by the agreement. Scheduled payments for this three-year loan are reflected above.

Excluded from above is a commitment to make a payment in connection with a license renewal totaling $5 million in 2006, and a commitment to make a payment in connection with a license extension, at the licensor’s option, for $2 million, in 2007.

Also excluded from above is our commitment to pay the former owners of Funline the following under their earn-out provisions if the following targets are met:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2005
Target revenue	$35.0 - $45.0 million	$45.0 - $55.0 million
Additional Consideration- Cash	$1.0 - $2.0 million	$1.0 - $2.0 million
Shares of common stock	23,310 - 46,620 shares	23,310 - 46,620 shares

Based on current trends we expect Funline to have revenues during the earn-out period ended December 31, 2004, in excess of $40.0 million.

In certain sublease arrangements, we remain the primary obligor under the terms of the original lease agreements. Commitments under these subleases expire as follows (in thousands):

Sublease
Year	Commitments
2005	$603
2006	469
2007	342
2008	—
2009	—
Thereafter	—

Total	$1,414

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest rate risk associated with our credit instruments and foreign currency exchange rate risk associated with operations in Germany. Our debt is comprised of fixed interest rate and variable interest rate debt. A 100 basis point change in the variable interest rates (which fluctuate with either LIBOR or prime, at our discretion) would change our annual interest expense $0.1 million, if our variable rate debt remains at September 30, 2004, levels. The functional currency for our foreign operation is the euro. As such, changes in exchange rates between the euro and the U.S. dollar could affect our future earnings. A 7% change in the euro exchange rate would change the net income from that operation in 2004 by $0.1 million.

During part of the year we used a derivative as part of our risk management strategy related to a portion of our exposure to currency fluctuations on intercompany advances to our German subsidiary, denominated in dollars, for which the euro exchange rate gain or loss is included in operations. These advances totaled $16.3 million at September 30, 2004. In 2004, a 1% change in the euro exchange rate would have resulted in a $0.1 million change in net income. We had entered into foreign currency forward contracts designed to partially offset the effect changes in the euro exchange rate have on earnings related to these advances. These forward contracts did not qualify for hedge accounting and were recorded on the balance sheet at fair value. Changes in fair value were recorded each period in foreign exchange gains (losses). We realized $0.3 million of losses on contracts, which settled at maturity in 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the notes thereto, and reports thereon, commencing at page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our annual reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item relating to directors of our company is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2005 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Shareholders.

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

(b) Reports on Form 8-K –

We filed a current report on Form 8-K, dated July 1, 2004, reporting that we issued a press release announcing our intention to redeem the remaining $29.9 million of 4 3/4% convertible subordinated notes due 2005 on August 2, 2004.

We filed a current report on Form 8-K, dated July 1, 2004, reporting the renewal and increase of our senior secured credit facility with Banc One Capital Markets, Inc.

We filed a current report on Form 8-K, dated July 28, 2004, reporting that we issued a press release announcing our third quarter ended June 30, 2004, results.

We filed a current report on Form 8-K, dated August 2, 2004, reporting that we redeemed the remaining $29.9 million of our 4 3/4% convertible subordinated notes at a price of 100.68 percent.

We filed a current report on Form 8-K, dated August 19, 2004, reporting the appointment of Melodee Volosin as our Executive Vice President and Chief Operating Officer effective August 19, 2004.

(c) Exhibits

Exhibit
Number	Exhibit
3.1	First Amended and Restated Articles of Incorporation of Registrant, as amended (11)

3.2	Amended and Restated Bylaws of Registrant (1)

4.1	Form of Certificate of Common Stock (2)

4.2	Indenture dated as of March 24, 1998, between Action Performance Companies, Inc. and First Union National Bank, as Trustee, including forms of Notes (3)

10.4.2	1993 Stock Option Plan, as amended and restated through January 16, 1997 (5)

10.8	Form of Indemnification Agreement entered into with the Directors of the Registrant (2)

10.27	Manufacturing Agreement between the Registrant and Early Light International Co. Ltd. dated November 1, 2000 (4)

10.52	1998 Non-qualified Stock Option Plan(3)

10.49	Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance Companies, Inc. (6)

Exhibit
Number	Exhibit
10.50	Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc. (6)

10.52	1998 Non-qualified Stock Option Plan (3)

10.56	1999 Employee Stock Purchase Plan (7)

10.57	Standard Form Industrial Lease (Single Tenant) dated June 28, 1999, between H-B Tempe, L.L.C. and Action Performance Companies, Inc. (8)

10.59	Distribution Agreement dated September 13, 2000 by and between the Registrant and QVC, Inc. (4)

10.63	Loan and Security Agreement dated September 29, 2000 by and among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and American National Bank and Trust Company of Chicago. (4)

10.64	Pledge Agreement dated October 2, 2000, by and between Racing Collectables Club of America, Inc., and American National Bank and Trust Company of Chicago. (4)

10.65	Pledge Agreement dated October 2, 2000 by and between Action Performance Companies, Inc., and American National Bank and Trust Company of Chicago. (4)

10.66	Pledge Agreement dated October 2, 2000 by and between goracing.com, inc., and American National Bank and Trust Company of Chicago. (4)

10.67	Second Amendment to Loan and Security Agreement, dated January 31, 2001, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (9)

10.68	First Amended and Restated 2000 Stock Option Plan (10)

10.69	Consent and Third Amendment to Loan and Security Agreement, dated September 2002, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (11)

10.70	Fifth Amendment to Loan and Security Agreement, dated March 12, 2003, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (12)

10.71	Sixth Amendment to Loan and Security Agreement, dated September 23, 2003, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (13)

10.72	Form of Non-Qualified Stock Option Agreement for Chris Leong, April Leong, and Ken Leong. (14)

10.73	Amended and Restated Credit Agreement, dated June 30, 2004, by and among Action Performance Companies, Inc. and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (15)

10.74	Pledge and Security Agreement, dated June 30, 2004, by and among Action Performance Companies, Inc. and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (15)

10.75	Severance Agreement and General Release, effective October 8, 2004, between Action Performance Companies, Inc., and R. David Martin.

10.76	Employment Agreement, dated December 10, 2004, between Action Performance Companies, Inc. and Fred W. Wagenhals.

21	List of Subsidiaries

Exhibit
Number	Exhibit
23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.

(4)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission on December 29, 2000.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 22, 1997.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission on December 29, 1999.

(9)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 13, 2002.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-88114).

(11)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2002, as filed with the Securities and Exchange Commission on December 20, 2002.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated March 12, 2003, as filed with the Securities and Exchange Commission on March 18, 2003.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2003, as filed with the Securities and Exchange Commission on December 16, 2003.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-114246).

(15)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 10, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Date: December 10, 2004	/s/ Fred W. Wagenhals

Fred W. Wagenhals, Chairman of the Board,
President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date
/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	December 10, 2004
/s/ David M. Riddiford David M. Riddiford	Chief Financial Officer, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	December 10, 2004
/s/ Melodee L. Volosin Melodee L. Volosin	Chief Operating Officer, Executive Vice President, and Director	December 10, 2004
/s/ Herbert M. Baum Herbert M. Baum	Director	December 10, 2004
/s/ Edward J. Bauman Edward J. Bauman	Director	December 10, 2004
/s/ Michael L. Gallagher Michael L. Gallagher	Director	December 10, 2004
/s/ Roy A. Herberger, Jr. Roy A. Herberger, Jr.	Director	December 10, 2004
/s/ Anne L. Mariucci Anne L. Mariucci	Director	December 10, 2004
/s/ Robert L. Matthews Robert L. Matthews	Director	December 10, 2004
/s/ Lowell L. Robertson Lowell L. Robertson	Director	December 10, 2004

ACTION PERFORMANCE COMPANIES, INC.

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Shareholders of Action Performance Companies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Action Performance Companies, Inc. and its subsidiaries at September 30, 2004 and September 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
December 3, 2004

ACTION PERFORMANCE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS
September 30, 2004 and 2003
(in thousands, except per share data)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,580	$49,462
Accounts receivable, net of allowance of $9,367 and $3,634	51,769	69,890
Inventories	56,947	43,232
Prepaid royalties	2,834	4,470
Taxes receivable	2,126	—
Deferred income taxes	8,766	5,291
Prepaid expenses and other	5,920	3,161

Total current assets	140,942	175,506

LONG-TERM ASSETS:
Property and equipment, net	64,878	62,951
Goodwill	88,653	87,448
Licenses and other intangibles, net	56,614	44,426
Other	3,196	2,357

Total long-term assets	213,341	197,182

	$354,283	$372,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,778	$36,734
Accrued royalties	10,702	9,692
Accrued expenses	8,757	11,764
Taxes payable	1,742	3,156
Current portion of long-term debt	4,009	567

Total current liabilities	53,988	61,913

LONG-TERM LIABILITIES:
Deferred income taxes	24,979	10,890
4¾% convertible subordinated notes	—	29,935
Other long-term debt	11,882	4,490
Other	298	926

Total long-term liabilities	37,159	46,241

MINORITY INTERESTS	2,509	2,941
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 62,500 shares authorized; 18,560 and 18,464 shares issued	186	185
Additional paid-in capital	158,429	157,301
Treasury stock, at cost, 190 and 190 shares	(3,999)	(3,999)
Accumulated other comprehensive loss	(1,456)	(2,488)
Retained earnings	107,467	110,594

Total shareholders’ equity	260,627	261,593

	$354,283	$372,688

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended September 30, 2004, 2003 and 2002
(in thousands, except per share data)

	2004	2003	2002
Net sales	$344,330	$369,458	$406,558
Cost of sales	247,959	245,879	250,810

Gross profit	96,371	123,579	155,748

Operating expenses:
Selling, general, and administrative	90,713	82,598	76,870
Amortization of licenses and other intangibles	3,802	3,416	2,797

Total operating expenses	94,515	86,014	79,667

Income from operations	1,856	37,565	76,081
Interest expense	(1,832)	(2,085)	(3,029)
Gain (loss) on extinguishment of debt	(322)	34	(1,361)
Foreign exchange gains	1,545	3,574	1,500
Earnings from joint venture	1,370	62	—
Other income	204	485	773
Other expense	(1,215)	(1,909)	(1,411)

Income before income taxes	1,606	37,726	72,553
Income taxes	1,066	13,499	27,606

Net income	540	24,227	44,947
Currency translation	1,032	2,118	1,019

Comprehensive income	$1,572	$26,345	$45,966

EARNINGS PER COMMON SHARE:
Basic	$0.03	$1.36	$2.56
Diluted	$0.03	$1.33	$2.41

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended September 30, 2004, 2003 and 2002
(in thousands)

					Accumulated
					Other
	Common Stock		Additional Paid-in	Treasury	Comprehensive Income	Retained
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Total
BALANCE, OCTOBER 1, 2001	17,313	$173	$121,669	$(1,221)	$(5,625)	$44,830	$159,826
Cash dividends declared	—	—	—	—	—	(532)	(532)
Common stock purchases, 83 shares	—	—	—	(2,038)	—	—	(2,038)
Treasury stock issuances for note repurchases, 145 shares	—	—	5,638	1,284	—	—	6,922
Common stock issuances for note repurchases	95	2	4,514	—	—	—	4,516
Stock option exercises	437	4	6,465	—	—	—	6,469
Stock option tax benefits	—	—	2,864	—	—	—	2,864
Warrant issuances for services and licenses	—	—	2,903	—	—	—	2,903
Shares issued for business acquisitions	84	—	2,343	—	—	—	2,343
Other	19	—	149	—	—	—	149
Currency translation	—	—	—	—	1,019	—	1,019
Net income	—	—	—	—	—	44,947	44,947

BALANCE, SEPTEMBER 30, 2002	17,948	179	146,545	(1,975)	(4,606)	89,245	229,388
Cash dividends declared	—	—	—	—	—	(2,878)	(2,878)
Common stock purchases, 110 shares	—	—	—	(2,024)	—	—	(2,024)
Stock option exercises	140	2	819	—	—	—	821
Stock option tax benefits	—	—	623	—	—	—	623
Shares issued for business acquisitions	373	4	9,264	—	—	—	9,268
Other	3	—	50	—	—	—	50
Currency translation	—	—	—	—	2,118	—	2,118
Net income	—	—	—	—	—	24,227	24,227

BALANCE, SEPTEMBER 30, 2003	18,464	185	157,301	(3,999)	(2,488)	110,594	261,593
Cash dividends declared	—	—	—	—	—	(3,667)	(3,667)
Stock option exercises	52	1	195	—	—	—	196
Stock option tax benefits	—	—	142	—	—	—	142
Warrant issuances for services and licenses	—	—	110	—	—	—	110
Warrant exercises	10	—	69	—	—	—	69
Shares issued for business acquisitions	28	—	547	—	—	—	547
Other	6	—	65	—	—	—	65
Currency translation	—	—	—	—	1,032	—	1,032
Net income	—	—	—	—	—	540	540

BALANCE, SEPTEMBER 30, 2004	18,560	$186	$158,429	$(3,999)	$(1,456)	$107,467	$260,627

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$540	$24,227	$44,947
Adjustments to reconcile net income to net cash provided by operating activities-
Deferred income taxes	(885)	3,354	(133)
Depreciation and amortization	30,184	26,153	23,722
(Gain) loss on extinguishment of debt	322	(34)	1,361
Stock option tax benefits	142	623	2,864
Undistributed earnings from joint venture	(1,370)	(62)	—
Other	1,149	982	1,976
Change in assets and liabilities, net of businesses acquired and disposed:
Accounts receivable, net of allowance	18,456	(1,865)	(18,518)
Inventories	(13,077)	(363)	(4,522)
Prepaid royalties	3,706	15	3,285
Other assets	(2,785)	2,890	(2,116)
Accounts payable and accrued expenses	(9,469)	(6,117)	5,869
Accrued royalties	(1,167)	(4,241)	(1,655)
Taxes payable and receivable, net	(3,660)	(1,851)	(3,366)
Other liabilities	(2,273)	(4,285)	(989)

Net cash provided by operating activities	19,813	39,426	52,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(24,940)	(33,366)	(25,800)
Property and equipment sales proceeds	84	245	261
Acquisitions of businesses and intangibles, net of costs	(8,142)	(15,733)	(19,006)
Other	615	—	(238)

Net cash used in investing activities	(32,383)	(48,854)	(44,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	11,700	3,001	—
Long-term debt repayments	(31,303)	(9,429)	(6,397)
Stock option and other exercise proceeds	330	871	6,618
Common stock purchases for treasury	—	(2,024)	(1,975)
Dividends paid - common shareholders	(3,663)	(2,497)	—
Dividends paid - minority interest shareholders	(1,609)	(1,256)	(1,353)

Net cash used in financing activities	(24,545)	(11,334)	(3,107)

Effect of exchange rate changes on cash and cash equivalents	233	639	236

Net change in cash and cash equivalents	(36,882)	(20,123)	5,071
Cash and cash equivalents, beginning of year	49,462	69,585	64,514

Cash and cash equivalents, end of year	$12,580	$49,462	$69,585

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

Operations

Action Performance Companies, Inc., an Arizona corporation, and its U.S. and German subsidiaries (Action) designs and sells licensed motorsports collectible and consumer products. Our products include die-cast scaled replicas of motorsports vehicles, apparel (including tee shirts, hats, and jackets), seasonal gifts, leather jackets, terry products, golf gifts, and memorabilia. In the United States, we are a licensee of, among others, the National Association for Stock Car Auto Racing (NASCAR), Indy Racing League (IRL), World of Outlaws, and National Hot Rod Association (NHRA). In Germany, we merchandise Formula One and high-end auto manufacturer die-cast replica vehicles.

Our products are marketed in the United States, Germany and worldwide through:

•	Distributor networks which target specialty retailers;

•	Mobile trackside stores which target motorsports event attendees;

•	Mass-merchant retailers;

•	A members only collectors’ catalog club, managed by QVC;

•	Television programming on QVC;

•	Internet sites including goracing.com, an Internet site maintained by QVC; and

•	Other distribution channels.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory values, goodwill and other intangible values, depreciation, amortization, prepaid royalty allowances, taxes, and contingencies. Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title passes to the customer, the amount is fixed or determinable, and collection is probable. Most distributor sales are recognized when product is shipped to a distributor because title to the product passes to the distributors at shipment. Sales to mass-merchant retailers are recognized when title to product passes to the retailer, either at time of shipment to the retailer or receipt by the retailer. Under terms of our consignment agreement with QVC, collectors’ club catalog sales are recognized when title passes to QVC, which occurs when QVC ships product to the consumer. We recognize trackside sales when the consumer purchases product at the point of sale. A portion of the product sold through television programming is consignment product, for which sales are recognized when title passes to QVC, which occurs when QVC ships the product to the consumer. Internet and other sales are generally recognized when delivered to the consumer.

Net sales include sales net of estimated sales returns, discounts, advertising, and other allowances. Advertising allowances are amounts paid primarily to mass-merchant retailers in connection with promoting and selling our product. These amounts are recorded as a reduction from sales when revenue is recognized.

Cost of Sales

Cost of sales includes product cost, shipping and freight forwarding costs paid to third parties, depreciation of tooling and dies, royalties to third party licensors, product testing and sample expense, and fees paid to QVC for shipping and handling. We incur costs to screen print or embroider certain inventory, which are also included in cost of sales, although most of our product is procured in its finished state. Substantial portions of our die-cast products are manufactured under an exclusive agreement with Early Light, a third-party manufacturer in China. We obtain substantially all of our apparel and memorabilia products on a purchase order basis from several third-party manufacturers and suppliers.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and benefits, use and occupancy expenses, creative services costs, advertising and promotion costs, sponsorship costs, and other general and administrative expenses. Included are the salaries, benefits, and other costs of our procurement, receiving, and warehouse personnel. Selling, general, and administrative expenses include internal handling costs, incurred to store, move, and prepare the products for shipment, of approximately $6 million in 2004, $6 million in 2003, and $5 million in 2002. The majority of these costs are fixed and, as a result, incremental sales volume generally results in a decline in selling, general, and administrative expenses as a percentage of net sales.

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

Personal Services

Amounts due under personal service agreements for driver appearance fees and similar matters, are expensed to selling, general, and administrative expenses over the term during which the services are provided.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and all highly liquid investments with original maturities of three months or less.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which range up to 25 years. Tooling consists of molds and dies used by third parties to manufacture our die-cast scaled replicas. Tooling costs capitalized consist of amounts paid to the third parties, which manufacture the tools. Depreciation of tooling and other production assets is included in cost of sales. All other depreciation is included in selling, general, and administrative expenses. Maintenance and repairs are charged to expense as incurred. The costs of renewals and betterments that materially extend the useful lives of assets or increase their productivity are capitalized.

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

	2004	2003	2002
Volatility	65.2%	54.1%	57.2%
Risk-free interest rate	2.7%	2.1%	2.6%
Dividend rate	1.0%	0.7%	0.7%
Expected life of options	3 years	3 years	3 years

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

	2004	2003	2002
Net income, as reported	$540	$24,227	$44,947
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,817)	(3,667)	(3,125)

Pro forma net income (loss)	$(3,277)	$20,560	$41,822

Basic Earnings (Loss) Per Share:
As Reported	$0.03	$1.36	$2.56
Pro Forma	$(0.18)	$1.15	$2.38
Diluted Earnings (Loss) Per Share:
As Reported	$0.03	$1.33	$2.41
Pro Forma	$(0.18)	$1.13	$2.24

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities (VIEs). We adopted FIN 46-R on January 1, 2004. Adoption of FIN 46-R had no effect on our financial position, results of operations, or cash flows. We have interests in an unconsolidated partnership, which remain unconsolidated under FIN No. 46, due to the exception in paragraph 4(h) in FIN 46-R.

OFF-BALANCE SHEET ARRANGEMENTS

We are not currently a party to any off-balance sheet arrangements and do not anticipate being a party to any off-balance sheet arrangements in the future.

JOINT VENTURE

We have an investment in a joint venture, Action-McFarlane LLC. The joint venture distributes action figurines based on NASCAR driver likenesses. All of the figurines are manufactured by third parties. Our investment in the LLC, included in other long-term assets, was $0.9 million at September 30, 2004, and $0.1 million at September 30, 2003, and earnings on the investment in the LLC, included in other income, were $1.4 million for 2004, and $0.1 million for 2003.

ACQUISITIONS AND DISPOSITIONS

In September 2003, we acquired Funline Merchandise Co.; Inc. (Funline), a distributor of non-NASCAR die-cast vehicles. The purchase price of $24.9 million consisted of $15.5 million in cash, including payment of $3.8 million of existing debt, $9.3 million in common stock, and $0.1 million in accrued transaction costs. The final allocation of the purchase price was as follows (in thousands):

Accounts receivable, net	$6,191
Inventories	9,225
Prepaid royalties	423
Prepaid expenses and other	64
Property and equipment	69
Trademark	28,829
Non-compete and other intangibles	1,695
Accounts payable	(5,735)
Deferred taxes payable	(11,468)
Taxes payable	(640)
Accrued royalties	(857)
Accrued expenses	(2,918)

Purchase price	$24,878

Under the terms of the agreement, if Funline achieves certain revenue targets we pay additional consideration as follows for the periods indicated:

	September 26, 2003 to	Year Ended	Year Ended
	December 31, 2003	December 31, 2004	December 31, 2005
Target revenue	$12.0 - $17.0 million	$35.0 - $45.0 million	$45.0 - $55.0 million
Additional Consideration-
Cash	$1.0 - $2.0 million	$1.0 - $2.0 million	$1.0 - $2.0 million
Shares of common stock	23,310 - 46,620 shares	23,310 - 46,620 shares	23,310 - 46,620 shares

The additional consideration for each of the periods will be added to the Funline purchase price if and when the financial targets are achieved. Net assets were assigned to the domestic die-cast segment. During the first quarter of 2004, the results of Funline’s operations were sufficient to meet earn-out targets established in the Funline acquisition agreement for the period ended December 31, 2003. As a result, we issued 28 thousand shares of common stock with a value of $0.5 million in the first quarter of 2004 and paid $1.2 million as additional consideration in the second quarter. In 2004, we made an election for federal income tax purposes to treat the acquisition as a stock purchase, which resulted in a revision of the preliminary purchase price allocation to establish deferred tax liabilities of $11.5 million and paid $0.7 million as additional purchase price under a dividend distribution agreement. The additional consideration for the earn-out and the election increased the amount recorded for the Funline trademarks.

In September 2002, we acquired a producer of premium leather jackets and other apparel, which operates as Jeff Hamilton Collection, Inc. A portion of the product is decorated with team logos under licenses with many of the major sports leagues. The initial purchase price of $4.5 million in cash, including payment of certain existing liabilities, and $1.0 million in common stock was allocated $1.0 million to tangible net assets, primarily inventory, $4.3 million to trademark and $0.2 million to other intangible assets consisting of backlog, licenses, and non-contractual customer relationships. Under the terms of the agreement, we pay additional consideration if Jeff Hamilton achieves net income before income tax targets in 2003 and 2004. These targets were not met. Net assets were assigned to the domestic apparel and memorabilia segment.

In July 2002, we acquired terry and golf product businesses, which operates as McArthur Towel and Sports, Inc. McArthur distributes terry and golf products to specialty retailers and institutions. A portion of the product is decorated with team logos under licenses with many of the major sports leagues and college teams. The purchase price of $4.6 million in cash was allocated $2.3 million to tangible net assets, primarily inventory, $1.9 million to goodwill (which is expected to be deductible for tax purposes), and $0.4 million to other intangible assets, consisting of backlog, patent, licenses, and non-contractual customer relationships. Net assets were assigned to the domestic apparel and memorabilia segment.

In June 2002, we acquired Trevco Trading Corp. Trevco markets gifts and ornaments, which are produced overseas, to mass-merchant retailers. The initial cash purchase price of $5.5 million was allocated $0.5 million to tangible net assets, $2.3 million to goodwill (which is expected to be deductible for tax purposes) and $2.7 million to other intangible assets, consisting of backlog, non-contractual customer relationships, and a five-year non-compete agreement. The intangible assets are being amortized over lives ranging from three months to five years. Under the terms of the merger agreement, additional consideration was payable if Trevco achieved revenue and operating income targets for the five months ended September 30, 2002. As of September 30, 2002, Trevco achieved its revenue and operating targets and an additional $1.0 million in cash and $1.3 million in stock were accrued to goodwill as additional purchase price. Under the terms of the merger agreement, we may issue a second round of additional consideration, either 50 thousand or 75 thousand shares of common stock, if Trevco achieves revenue and operating income targets in 2004. No additional consideration was owed under these provisions. Trevco’s sales fall primarily in our fourth quarter. Net assets were assigned to the domestic apparel and memorabilia segment.

Pro forma financial information has not been presented as the acquisitions in each of the years 2003 and 2002, both individually and in the aggregate, are not material to our financial position or results of operations.

SEGMENT INFORMATION

Reportable segments are based on divisions operating geographically, domestic and abroad, and specializing in either die-cast or apparel and memorabilia. The domestic die-cast operations are based in the Phoenix, Arizona and Los Angeles, California areas. The domestic apparel and memorabilia operation is based in Charlotte, North Carolina with a mass-merchant retail distribution center in Atlanta, Georgia and warehouse and distribution facilities in Charlotte, North Carolina, Baraboo, Wisconsin, and Los Angeles, California. Trackside operations are included in the domestic apparel and memorabilia segment. The foreign die-cast operation is based in Aachen, Germany.

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

		Inter-	Depreciation	Operating
	External	segment	and	Income	Net Capital
	Revenues	Revenues	Amortization	(Loss)	Expenditures
2004:
Domestic die-cast	$142,326	$8,374	$13,820	$14,499	$14,667
Domestic apparel and memorabilia	162,265	822	2,903	9,908	930
Foreign die-cast	36,903	—	8,893	5,086	8,222
Corporate and other	2,836	1,479	4,568	(25,970)	1,037
Eliminations	—	(10,675)	—	(1,667)	—

Total per consolidated financial statements	$344,330	$—	$30,184	$1,856	$24,856

2003 (d):
Domestic die-cast	$148,549	$7,645	$11,034	$36,534	$16,608
Domestic apparel and memorabilia	183,297	391	3,189	24,382	3,556
Foreign die-cast	34,631	—	6,505	5,885	9,025
Corporate and other	2,981	2,018	5,425	(29,171)	3,932
Eliminations	—	(10,054)	—	(65)	—

Total per consolidated financial statements	$369,458	$—	$26,153	$37,565	$33,121

2002 (d):
Domestic die-cast	$209,137	$11,582	$10,536	$70,590	$7,704
Domestic apparel and memorabilia	164,819	7	2,769	26,911	3,724
Foreign die-cast	29,433	—	4,494	5,515	9,696
Corporate and other	3,169	1,553	5,923	(26,726)	4,415
Eliminations	—	(13,142)	—	(209)	—

Total per consolidated financial statements	$406,558	$—	$23,722	$76,081	$25,539

	Identifiable Assets		Goodwill and Trademarks
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Domestic die-cast (a)	$114,157	$98,847	$45,661	$33,953
Domestic apparel and memorabilia (b)	125,319	131,845	61,840	62,840
Foreign die-cast	61,292	58,619	19,438	18,232
Corporate and other (c)	63,680	91,317	—	—
Eliminations	(10,165)	(7,940)	—	—

Total per consolidated financial statements	$354,283	$372,688	$126,939	$115,025

(a)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration for the trademark purchase, we pay 1.5% or 3% of certain Winner’s Circle product net sales to Hasbro, quarterly, through May 2006. The additional consideration is added to the cost of the trademark quarterly. Domestic die-cast identifiable assets also include Funline trademarks. In 2004, we made an election for federal income tax purposes to treat the acquisition as a stock purchase, which resulted in a revision of the preliminary Funline purchase price allocation to establish deferred tax liabilities of $11.5 million. Also during 2004, we accrued $1.7 million as additional consideration payable under the earn-out provisions of the Funline acquisition agreement and $0.7 million as additional purchase price under a dividend distribution agreement. The additional consideration and preliminary purchase price allocation revisions were allocated to the Funline trademarks.
(b)	During fiscal 2004, the Jeff Hamilton trademark was decreased by $1.0 million when an accrual for expected contingent consideration was reversed.

(c)	Corporate and other identifiable assets includes $8.5 million in cash and cash equivalents at September 30, 2004, and $45.4 million in cash and cash equivalents at September 30, 2003.
(d)	Certain prior period amounts have been reclassified to conform to the current year presentation.

INVENTORIES

Inventories by our reporting segments consist of the following at September 30 (in thousands):

	2004	2003
Domestic die-cast:
NASCAR related	$7,239	$5,031
Funline	15,635	8,496

Total domestic die-cast	22,874	13,527

Domestic apparel and memorabilia
NASCAR related	21,698	19,240
Other	8,109	6,668

Total domestic apparel and memorabilia	29,807	25,908
Foreign die-cast	4,266	3,797

Total inventory	$56,947	$43,232

Apparel blank stock and other raw materials were $3.7 million and $5.2 million at September 30, 2004 and 2003.

We depend upon third parties to manufacture all die-cast product and most apparel and memorabilia. Most significantly, one manufacturer produces over 55% of die-cast product. Any difficulty experienced by this manufacturer in producing and delivering the die-cast collectible product could have an adverse effect on our results of operations.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30 (in thousands):

	2004	2003	Estimated Useful Life
Land	$755	$708
Building and leasehold improvements	19,271	17,530	2-25 years
Tooling	155,819	128,867	1-3 years
Equipment, software and other	29,730	27,537	3-5 years
Trackside trailers and vehicles	11,164	11,019	5 years

	216,739	185,661
Accumulated depreciation	(151,861)	(122,710)

	$64,878	$62,951

Cost of sales includes tooling depreciation totaling $21.2 million, $17.2 million and $14.8 million in 2004, 2003 and 2002.

GOODWILL AND OTHER INTANGIBLES

The estimated aggregate intangibles amortization expense expected as of September 30, 2004, follows (in thousands):

Year
2005	$3,513
2006	4,037
2007	3,639
2008	2,108
2009	1,699
Thereafter	3,332

Total	$18,328

Goodwill and other intangibles consists of the following at September 30 (in thousands):

		Weighted		Weighted
		Average		Average
		Amortization		Amortization
	2004	Period	2003	Period
Intangibles with Indefinite Lives:
Carrying amount-
Goodwill	$105,965	NA	$104,580	NA
Trademarks	38,306	NA	27,597	NA

	144,271		132,177
Accumulated amortization	(17,332)		(17,152)

	126,939		115,025

Intangibles with Definite Lives:
Carrying amount-
Licenses	28,699	8.4 years	23,590	9.2 years
Customer relationships	1,964	5.0 years	2,359	4.5 years
Non-compete agreement	1,635	3.4 years	1,635	3.4 years
Patent	68	4.0 years	68	4.0 years

	32,366	8.0 years	27,652	8.4 years
Accumulated amortization	(14,038)		(10,803)

	18,328		16,849

	$145,267		$131,874

There were no increases to goodwill as a result of acquisitions in 2004 and 2003.

DEBT AND FINANCING

Other long-term debt consists of the following at September 30 (in thousands):

	2004	2003
Term Loan A due June 30, 2008, variable rate	$1,644	$—
Term Loan B due June 30, 2007, variable rate	9,444	—
Notes payable, secured by property and equipment, 6.0% to 8.4%	4,803	5,057
Less current portion	(4,009)	(567)

	$11,882	$4,490

On June 30, 2004, we entered into an amended loan and security agreement with a bank. The amended agreement increased available borrowings from $35.0 million to $75.0 million. The agreement is comprised of a $63.3 million, four-year revolving credit facility, which is subject to a borrowing base calculation, a four-year term loan of $1.7 million (Term Loan A) and a three-year term loan of $10.0 million (Term Loan B). We received $11.7 million of cash upon issuance of the term loans on June 30, 2004. As the term loans are repaid, the available revolving credit facility will increase by an equivalent amount, subject to the borrowing base calculation. The agreement provides for issuance of up to $30.0 million of letters of credit, to the extent not utilized for borrowings. Repayment of borrowings under this facility is secured by a first lien on substantially all of our assets. We are required to meet certain financial tests related to minimum tangible net worth and minimum fixed charge coverage ratio. We were in compliance with those covenants at September 30, 2004.

As of September 30, 2004, the covenants were as follows:

Financial Covenant	Period	Requirement	Actual
Minimum tangible net worth	As of September 30, 2004	>$105.2 million	$113.7 million
Minimum fixed charge coverage ratio	April 1, 2004 to	>1.15	>1.18
September 30, 2004
Limitation on capital expenditures	October 1, 2003 to	<$35.0 million	$24.9 million
September 30, 2004

The revolving credit facility bears interest at LIBOR plus 1.75% - 2.50% or prime plus 0.00% - 0.25% (4.75% at September 30, 2004), and the term loans bear interest at LIBOR plus 2.00% - 3.50% or prime plus 0.00% - 1.25% (Term Loan A 5.25% and Term Loan B 5.75% at September 30, 2004), depending on our fixed coverage ratio, as defined. We pay a commitment fee of 0.375% of the average unused revolving credit facility and a fee of 1.0% of the average undrawn letters of credit.

On August 2, 2004, we redeemed $29.9 million of 4 3/4% convertible subordinated notes at a price of 100.68% for cash of $30.1 million. We funded the redemption with cash on hand, revolving credit facility borrowings, and the term loans under the loan and security agreement. The subordinated notes were convertible, at the option of the holders, into shares of common stock at the initial conversion price of $48.20 per share, subject to adjustments in certain events and would have matured on April 1, 2005.

The aggregate future maturities of long-term debt at September 30, 2004, follows (in thousands):

Year
2005	$4,009
2006	4,036
2007	3,504
2008	1,036
2009	254
Thereafter	3,052

Total	$15,891

Term Loan B under the loan and security agreement is subject to annual mandatory prepayments of 50% of excess cash flows as defined by the agreement. Only scheduled payments for this three-year loan are reflected above.

CREDIT RISK AND FINANCIAL INSTRUMENTS

Sales to our top five customers accounted for 27.6%, 22.5%, and 24.8% of sales in 2004, 2003, and 2002, respectively. Sales to our largest customer, Wal-Mart Stores, Inc., were approximately 17.4% of revenue in 2004. Accounts receivable from Wal-Mart at September 30, 2004, totaled $14.1 million. Sales to our second largest customer, Kmart Corporation, and its divisions were approximately 3.5% of revenue in 2004. Accounts receivable from Kmart at September 30, 2004, totaled $2.3 million. Sales to our 15 wholesale distributors were approximately 15.5% of revenue in 2004. Accounts receivable from our 15 wholesale distributors at September 30, 2004, totaled $9.5 million, net of allowances.

Cash equivalents consist of $7.7 million of investments in overnight reverse repurchase agreements at September 30, 2004. Repurchase agreements are collateralized at 102% of securities provided as collateral by the counterparty bank. The bank provides securities with a market value at least equal to the funds held by the bank under the underlying repurchase agreement.

During part of the year we used a derivative as part of our risk management strategy related to a portion of our exposure to currency fluctuations on intercompany advances to our German subsidiary, denominated in dollars, for which the euro exchange rate gain or loss is included in operations. These advances totaled $16.3 million at September 30, 2004. We had entered into foreign currency forward contracts designed to partially offset the effect changes in the euro exchange rate have on earnings related to these advances. These forward contracts did not qualify for hedge accounting and were recorded on the balance sheet at fair value. Changes in fair value were recorded each period in foreign exchange gains (losses). We realized $0.3 million of losses on contracts, which settled at maturity in 2004.

SHAREHOLDERS’ EQUITY

As of September 30, 2004, options on 231,769 shares of common stock were available for grant to key employees, consultants, independent contractors, and non-employee directors under the 1998 Non-Qualified Stock Option Plan and the 2000 Stock Option Plan, as approved by shareholders. The stock option plans allow awards in the form of incentive stock options, non-statutory stock, stock appreciation rights, and shares of common stock. In October 2001, the board of directors amended the 2000 Stock Option Plan and increased the number of shares issuable under the plan from 7% of issued common shares not to exceed 2 million shares, to 13% of issued common shares not to exceed 3 million shares. The shareholders approved this amendment. The board also increased the number of shares reserved for issuance under the 2000 Stock Option Plan, from 2.0 million shares to 3.0 million shares. At September 30, 2004, the shares reserved for issuance under the expired 1993 Stock Option Plan, the 1998 Non-Qualified Stock Option Plan and the 2000 Stock Option Plan totaled 2.4 million shares. In addition, there are options on 80,000 shares of common stock outstanding outside these plans.

Stock option plan activity and data follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,222,673	$20.86	1,780,716	$20.58	1,764,029	$13.50
Granted	395,000	14.83	744,500	18.83	507,000	39.18
Exercised	(52,336)	3.72	(129,986)	5.78	(437,641)	14.76
Canceled	(276,667)	24.40	(172,557)	20.62	(52,672)	10.87

Outstanding at end of year	2,288,670	$19.78	2,222,673	$20.86	1,780,716	$20.58

Outstanding exercisable at end of year	1,527,315	$18.99	1,004,808	$19.28	626,355	$18.18
Options available for grant at end of year	231,769		337,556		913,189
Weighted average fair value of options granted in the year		$6.38		$6.81		$15.23

Options outstanding and exercisable by price range as of September 30, 2004, are as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Options	Contractual	Exercise	Options	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
$ 2.38	–	$8.77	438,941	6.3	$5.17	438,941	$5.17
8.78	–	17.54	418,393	7.7	13.62	186,726	12.11
17.55	–	26.30	814,503	7.9	18.75	476,493	19.43
26.31	–	35.07	201,500	5.2	26.97	136,497	26.95
35.08	–	43.84	415,333	7.2	39.97	288,658	39.98

2.38	–	43.84	2,288,670	7.2	$19.78	1,527,315	$18.99

In 2004, we issued options and warrants to purchase a total of 35 thousand shares of common stock in connection with license agreements, at an average exercise price of $14.74 per share. The warrants had a fair market value of $0.1 million as estimated by the Black-Scholes option pricing method (average assumed volatility 45.70%, risk-free rate 2.17%, annual rate of dividends 1.00%, and term of 1.6 years). Issuance resulted in increases in additional paid-in-capital and intangible assets.

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

A total of 1.8 million shares of our common stock are reserved for sale to employees under the Action Performance Companies, Inc. 1999 Employee Stock Purchase Plan. The plan allows eligible employees to purchase shares of common stock at the lesser of 85% of the fair value of such shares at the beginning or end of each semi-annual offering period. Purchases are limited to 15% of an employee’s eligible compensation, subject to a maximum limitation. Share purchases occur semi-annually and have been less than 25 thousand shares in 2004, 2003 and 2002.

In October 2002, under a one-year program approved by the Board of Directors, 110 thousand shares of our common stock were purchased at a price of $18.39 per share. At this time we do not have approval by the Board of Directors to purchase our common stock in the open market or in privately negotiated transactions.

EMPLOYEE BENEFITS

Our defined contribution plan qualifies as a cash or deferred profit sharing plan under Sections 401(a) and 401(k) of the Internal Revenue Code and is available to substantially all domestic employees. Participating employees may defer all or a portion of their pre-tax compensation, subject to certain limitations. Effective October 1, 2003, the plan provides for employer matching contributions, which fully match each dollar contributed by an employee, up to a maximum of 3% of the employee’s defined compensation and 50% of each dollar contributed by an employee between 3% and 5%, of the employee’s defined compensation. In 2003 and 2002, the plan had provided for an employer matching contribution of 50% of each dollar contributed by the employee, up to a maximum of 2% of the employee’s defined compensation. The plan also provides for an annual employer profit sharing contribution in such amounts as the Board of Directors may determine. In 2004, 2003 and 2002, employer-matching contributions expensed totaled $604 thousand, $188 thousand, and $158 thousand.

EARNINGS PER COMMON SHARE

Reconciliations of the numerators and denominators in the EPS computations for net income follow (in thousands):

	2004	2003	2002
NUMERATOR:
Basic – net income	$540	$24,227	$44,947
Effect of dilutive 4¾% convertible subordinated notes, tax affected interest	—	—	1,497

Diluted – adjusted net income before assumed conversions	$540	$24,227	$46,444

DENOMINATOR:
Basic – weighted average shares	18,328	17,856	17,565
Effect of dilutive stock options and warrants	272	403	721
Effect of dilutive 4¾% convertible subordinated notes	—	—	945

Diluted – adjusted weighted average shares and assumed conversion of 4¾% convertible subordinated notes	18,600	18,259	19,231

The impact of certain options and warrants outstanding for the purchase of 1.8 million, 1.3 million, and 0.5 million shares of common stock at average prices of $25.66, $30.45, and $39.90 per share, were not included in the calculation of diluted EPS for 2004, 2003, and 2002, because to do so would be antidilutive. The options and warrants had exercise prices greater than the average market price of the common stock in 2004, 2003, and 2002, but could potentially dilute EPS in the future. The impacts of outstanding 4¾% convertible subordinated notes were not included in the calculation of diluted EPS for 2004 and 2003, because to do so also would have been antidilutive.

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

A reconciliation of the federal income tax rate to the Company’s effective rate follows:

	2004	2003	2002
Statutory federal rate	34%	35%	35%
State taxes, net of federal benefit	(2)	2	2
Foreign incremental rate	28	2	1
Valuation allowances and other	6	(3)	—

	66%	36%	38%

Income taxes, consists of the following (in thousands):

	2004	2003	2002
Current:
Federal	$139	$8,050	$24,440
State	(6)	265	2,371
Foreign	1,818	1,830	928

	1,951	10,145	27,739

Deferred:
Federal	(1,044)	1,842	(1,196)
State	(48)	256	14
Foreign	207	1,256	1,049

	(885)	3,354	(133)

Income taxes	$1,066	$13,499	$27,606

The components of deferred taxes at September 30 follow (in thousands):

	2004	2003
Deferred Tax Assets:
Domestic-
Inventory cost capitalization	$1,190	$1,043
Reserves and accruals	10,953	6,815
Deferred compensation	349	314
Intangible asset capitalization	1,795	704
Capital loss carryforwards	745	745
State net operating losses	1,425	1,172
Unrealized loss on investments	27	21
Valuation allowance	(2,225)	(1,972)
Foreign-
Net operating losses	913	1,451
Valuation allowance	(422)	(1,401)

Net deferred tax assets	14,750	8,892

Deferred Tax Liabilities:
Domestic-
Accelerated tax depreciation	(2,087)	(755)
Accelerated tax amortization	(20,990)	(6,540)
Reserves and accruals	(1,810)	(1,824)
Foreign-
Accelerated tax depreciation	(1,166)	(1,250)
Accelerated tax amortization	(4,580)	(4,046)
Reserves and accruals	(23)	(76)
Unrealized foreign currency gain	(307)	—

Net deferred tax liabilities	(30,963)	(14,491)

Net deferred tax liabilities	$(16,213)	$(5,599)

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset may not be realized. Valuation allowances as of September 30, 2004, include $0.4 million to reserve foreign tax assets for net operating losses generated by German subsidiaries, $1.4 million to fully reserve tax assets for state net operating losses expected to expire before realized and $0.8 million to fully reserve capital loss carryforwards. During 2004, we reduced valuation allowances by $1.0 million because 2004 and 2003 taxable income was sufficient to realize foreign net operating loss tax assets. Valuation allowances as of September 30, 2003, include $1.4 million to reserve foreign tax assets for net operating losses generated by German subsidiaries, $1.2 million to fully reserve tax assets for state net operating losses expected to expire before realized and $0.8 million to fully reserve capital loss carryforwards. During 2002, we reduced valuation allowances by $0.4 million because 2002 taxable income was sufficient to realize state and foreign net operating loss tax assets. Valuation allowances as of September 30, 2002, include $0.8 million to fully reserve a foreign tax asset for net operating losses generated by a German subsidiary, $1.2 million to fully reserve tax assets for state net operating losses expected to expire before realized and $0.8 million to fully reserve capital loss carryforwards. Those capital loss carryforwards of $2.0 million expire $1.0 million in 2005 and $1.0 million in 2006.

Prior to May 2002, undistributed earnings were deemed permanently reinvested. Beginning in May 2002, U.S. federal income taxes have been provided on undistributed earnings of German subsidiaries.

The 2003 income tax provision includes credits of $1.4 million reflecting adjustments of prior tax rates and the release of valuation allowances.

Our U.S. income tax returns for 1998 through 2001 have been examined by the Internal Revenue Service. Certain adjustments, principally related to timing differences as to when expenses are deductible, have been recorded in these financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions follow (in thousands):

	2004	2003	2002
Supplemental disclosures:
Interest paid	$2,252	$2,199	$2,705
Income taxes paid	5,070	11,420	27,815
Non-cash transactions:
Change in fixed asset purchases accrued	3,253	—	—
Common stock issued in acquisitions	547	9,268	2,343
Warrants issued for licenses	110	—	2,903
Shares issued to repurchase debt	—	—	10,153
Change in accrued dividends	(5)	(381)	533

COMMITMENTS AND CONTINGENCIES

Aggregate future minimum guaranteed royalty payments and personal service agreement payments are as follows as of September 30, 2004 (in thousands):

		Personal
Year	Royalty	Service
2005	$19,145	$1,514
2006	17,938	843
2007	15,996	379
2008	14,514	135
2009	14,491	135
Thereafter	39,695	68

Total	$121,779	$3,074

Royalty expense under licenses, including guaranteed minimums, were $58.5 million, $58.4 million and $69.7 million for 2004, 2003 and 2002.

Excluded from above is a commitment to make a payment in connection with a license renewal totaling $5.0 million in 2006 and a commitment to make a payment in connection with a license extension, at the licensor’s option, for $2.0 million, in 2007.

Our license agreements and distributor agreements generally contain provisions under which we indemnify and hold harmless licensors and distributors of our products from losses connected with the design, manufacture, or promotion of products. We carry no reserves for such claims and have not experienced any losses related to the design, manufacture, or promotion of our products in the past three years. We are generally indemnified under our manufacturing agreements for such losses connected with the manufacture of products. We also maintain general liability and product liability insurance to cover such losses and have had no related claims activity under those insurance contracts in the last three years.

Aggregate future payments and receipts under noncancellable operating leases and subleases are as follows as of September 30, 2004 (in thousands):

	Lease	Sublease
Year	Payments	Receipts
2005	$5,681	$603
2006	5,189	469
2007	4,923	342
2008	4,092	—
2009	3,650	—
2010-2018	10,004	—

Total	$33,539	$1,414

The company’s noncancellable operating leases consist primarily of building leases. Principal among these is the lease of our Arizona corporate headquarters, which expires in 2009, with a ten-year renewal option, and the lease of our North Carolina facility that expires in 2018 with four five-year renewal options. Minimum rent is expensed on a straight-line basis over the term of the lease. Any escalation of rent payments relating to increases in construction or acquisition cost of the leased property are included in minimum rent, and payments which depend on an existing index or rate are included in minimum rent based on the index or rate existing at the inception of the lease.

Rent expense recognized for noncancellable operating leases, net of sublease income, totaled $3.9 million, $4.1 million, and $2.1 million for 2004, 2003 and 2002.

Commitments at September 30, 2004, were approximately $1.0 million for property and equipment and $11.6 million of outstanding letters of credit.

We entered into a contractual agreement providing severance benefits to our chairman in the event of a potential change of ownership or termination of employment. Commitments under this arrangement totaled approximately $1.6 million at September 30, 2004.

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

SUBSEQUENT EVENTS

In October 2004, we settled a lawsuit with New Hampshire Speedway, Inc. (NHS), filed in May 2004 against us in the U.S. District Court for the District of New Hampshire for $0.8 million. Selling, general, and administrative expense for 2004 includes an accrual for the settlement of $0.8 million.

During December 2004, we were served with a class action securities lawsuit entitled “The Cornelia Crowell, GST Trust v. Action Performance Companies, Inc., et al.”, which was filed in the United States District Court of New Mexico. The complaint names as defendants our Company and certain of our officers, including a former officer. The complaint alleges that we made false and misleading statements concerning our financial results and business during the period from July 23, 2003, to October 22, 2003, resulting in violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified monetary damages and equitable relief. We dispute the claims and intend to defend the lawsuit vigorously.

Schedule II

ACTION PERFORMANCE COMPANIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2004, 2003 and 2002
(in thousands)

		Additions-	(Charged to)
	Balance at	Charged to	or credited
	beginning	costs and	from other		Deductions	Balance at
Description	of year	expenses	accounts		(A)	end of year
Allowance for doubtful accounts:
2004	$3,634	$6,768	$2,440	(B)	$(3,475)	$9,367
2003	2,127	3,121	(1,009	)(C)	(605)	3,634
2002	2,141	1,589	(548	)(D)	(1,055)	2,127
Other Assets – Allowance for doubtful accounts, long term:
2004	$1,926	$—	$(1,926	)(E)	$—	$—
2003	1,030	—	896	(F)	—	1,926
2002	—	—	1,030	(F)	—	1,030

(A)	Amounts indicated as deductions are for amounts charged against these reserves in the ordinary course of business.
(B)	Amounts indicated as charged to other accounts represent recoveries of $0.5 million and a reclassification of $1.9 million from allowance for doubtful accounts, long term (Other Assets).
(C)	Amounts indicated as charged to other accounts represent a reclassification of ($0.9) million to allowance for doubtful accounts, long term (Other Assets), and ($0.1) million to other liabilities.
(D)	Amounts indicated as charged to other accounts represent recoveries of $0.4 million, a reclassification of $(1.0) million to allowance for doubtful accounts, long term (Other Assets), and $0.1 million acquired in the acquisition of Jeff Hamilton Collection, Inc.
(E)	Amounts indicated as charged to other accounts represent reclassifications of the allowance for doubtful accounts, long term (Other Assets) to allowance for doubtful accounts.
(F)	Amounts indicated as credited from other accounts represent reclassifications of the allowance for doubtful accounts to allowance for doubtful accounts, long-term (Other Assets).

EXHIBIT INDEX

Exhibit
Number	Exhibit
3.1	First Amended and Restated Articles of Incorporation of Registrant, as amended (11)

3.2	Amended and Restated Bylaws of Registrant (1)

4.1	Form of Certificate of Common Stock (2)

4.2	Indenture dated as of March 24, 1998, between Action Performance Companies, Inc. and First Union National Bank, as Trustee, including forms of Notes (3)

10.4.2	1993 Stock Option Plan, as amended and restated through January 16, 1997 (5)

10.8	Form of Indemnification Agreement entered into with the Directors of the Registrant (2)

10.27	Manufacturing Agreement between the Registrant and Early Light International Co. Ltd. dated November 1, 2000 (4)

10.52	1998 Non-qualified Stock Option Plan(3)

10.49	Standard Form Industrial Lease dated April 8, 1997, between Hewson/Breckner-Baseline, L.L.C. and Action Performance Companies, Inc. (6)

10.50	Lease Agreement dated July 9, 1997, by and between Performance Park Partners, LLC and Sports Image, Inc. (6)

10.52	1998 Non-qualified Stock Option Plan (3)

10.56	1999 Employee Stock Purchase Plan (7)

10.57	Standard Form Industrial Lease (Single Tenant) dated June 28, 1999, between H-B Tempe, L.L.C. and Action Performance Companies, Inc. (8)

10.59	Distribution Agreement dated September 13, 2000 by and between the Registrant and QVC, Inc. (4)

10.63	Loan and Security Agreement dated September 29, 2000 by and among Action Performance Companies, Inc., certain subsidiaries and affiliates, as guarantors, and American National Bank and Trust Company of Chicago. (4)

10.64	Pledge Agreement dated October 2, 2000, by and between Racing Collectables Club of America, Inc., and American National Bank and Trust Company of Chicago. (4)

10.65	Pledge Agreement dated October 2, 2000 by and between Action Performance Companies, Inc., and American National Bank and Trust Company of Chicago. (4)

10.66	Pledge Agreement dated October 2, 2000 by and between goracing.com, inc., and American National Bank and Trust Company of Chicago. (4)

10.67	Second Amendment to Loan and Security Agreement, dated January 31, 2001, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (9)

10.68	First Amended and Restated 2000 Stock Option Plan (10)

10.69	Consent and Third Amendment to Loan and Security Agreement, dated September 2002, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (11)

10.70	Fifth Amendment to Loan and Security Agreement, dated March 12, 2003, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (12)

10.71	Sixth Amendment to Loan and Security Agreement, dated September 23, 2003, by and among Action Performance Companies, Inc., and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (13)

10.72	Form of Non-Qualified Stock Option Agreement for Chris Leong, April Leong, and Ken Leong. (14)

10.73	Amended and Restated Credit Agreement, dated June 30, 2004, by and among Action Performance Companies, Inc. and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (15)

10.74	Pledge and Security Agreement, dated June 30, 2004, by and among Action Performance Companies, Inc. and certain subsidiaries and affiliates, as guarantors, and Bank One, NA. (15)

10.75	Severance Agreement and General Release, dated October 8, 2004, by and among Action Performance Companies, Inc., and R. David Martin.

10.76	Employment Agreement, dated December 10, 2004, by and among Action Performance Companies, Inc. and Fred W. Wagenhals.

21	List of Subsidiaries

Exhibit
Number	Exhibit
23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 and amendments thereto (Registration No. 33-57414-LA).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.

(4)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2000, as filed with the Securities and Exchange Commission on December 29, 2000.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 22, 1997.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-82879).

(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 1999, as filed with the Securities and Exchange Commission on December 29, 1999.

(9)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 13, 2002.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-88114).

(11)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2002, as filed with the Securities and Exchange Commission on December 20, 2002.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated March 12, 2003, as filed with the Securities and Exchange Commission on March 18, 2003.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the year ended September 30, 2003, as filed with the Securities and Exchange Commission on December 16, 2003.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-114246).

(15)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 10, 2004.