Form 10-Q
period 2004-12-31
ACTION PERFORMANCE COMPANIES INC
filed 2005-02-09
CIK 892147

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission file number 0-21630

ACTION PERFORMANCE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

ARIZONA	86-0704792

(State of Incorporation)	(I.R.S. Employer Identification No.)

1480 South Hohokam Drive
Tempe, AZ 85281

(Address, including zip code, of executive offices)

(602) 337-3700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JANUARY 31, 2005

Common Stock, $0.01 par value	18,559,978 Shares

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Balance Sheets
December 31, 2004 and September 30, 2004
(in thousands, except per share data)

	December 31,	September 30,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$12,795	$12,580
Accounts receivable, net	43,738	51,769
Inventories	53,407	56,947
Prepaid royalties	3,678	2,834
Taxes receivable	3,174	2,126
Deferred income taxes	8,784	8,766
Prepaid expenses and other	4,443	5,920

Total current assets	130,019	140,942

Long-Term Assets:
Property and equipment, net	67,571	64,878
Goodwill	90,536	88,653
Licenses and other intangibles, net	59,213	56,614
Other	3,229	3,196

Total long-term assets	220,549	213,341

	$350,568	$354,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,091	$28,778
Accrued royalties	9,081	10,702
Accrued expenses	7,485	8,757
Taxes payable	2,612	1,742
Current portion of long-term debt	4,041	4,009

Total current liabilities	50,310	53,988

Long-Term Liabilities:
Long-term debt	10,934	11,882
Deferred income taxes and other	27,015	25,277

Total long-term liabilities	37,949	37,159

Commitments and Contingencies
Minority Interests	2,349	2,509
Shareholders’ Equity:
Common stock, $.01 par value: 62,500 shares authorized; 18,731 and 18,560 shares issued	187	186
Additional paid-in capital	159,802	158,429
Treasury stock, at cost, 190 and 190 shares	(3,999)	(3,999)
Accumulated other comprehensive income (loss)	962	(1,456)
Retained earnings	103,008	107,467

Total shareholders’ equity	259,960	260,627

	$350,568	$354,283

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
Three Months Ended December 31, 2004 and 2003
(in thousands, except per share data)

	2004	2003
Net sales	$76,054	$71,207
Cost of sales	59,602	54,251

Gross profit	16,452	16,956

Operating expenses:
Selling, general, and administrative	22,901	19,906
Amortization of licenses and other intangibles	878	941

Total operating expenses	23,779	20,847

Loss from operations	(7,327)	(3,891)

Interest expense	(301)	(431)
Foreign exchange gains	1,652	829
Earnings from joint venture	293	564
Other income	143	621
Other expense	(260)	(433)

Loss before income taxes	(5,800)	(2,741)
Income taxes	(2,262)	(1,036)

Net loss	(3,538)	(1,705)

Other comprehensive income	2,418	1,405

Comprehensive loss	$(1,120)	$(300)

Loss Per Common Share:
Basic	$(0.19)	$(0.09)
Diluted	$(0.19)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2004 and 2003
(in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,538)	$(1,705)
Adjustments to reconcile net loss to cash provided by (used in) operations-
Depreciation and amortization	7,690	7,566
Provision for doubtful accounts	2,821	204
Other	195	(57)
Changes in assets and liabilities, net of businesses acquired and disposed-
Accounts receivable	5,427	16,007
Accounts payable and accrued expenses	(4,534)	(3,835)
Taxes payable and receivable, net	(405)	(4,264)
Inventories	3,910	(8,081)
Prepaid royalties and accrued royalties	(2,528)	(6,841)
Other	254	(2,723)

Net cash provided by (used in) operating activities	9,292	(3,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(7,114)	(7,703)
Acquisitions of businesses and intangibles, net of costs	(430)	(251)
Other	—	(47)

Net cash used in investing activities	(7,544)	(8,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt repayments	(1,340)	(320)
Dividends paid - common shareholders	(919)	(915)
Dividends paid - minority interest shareholders	(420)	(1,003)
Stock option and other exercise proceeds	712	100

Net cash used in financing activities	(1,967)	(2,138)

Effect of exchange rates on cash and cash equivalents	434	157

Net change in cash and cash equivalents	215	(13,711)
Cash and cash equivalents, beginning of period	12,580	49,462

Cash and cash equivalents, end of period	$12,795	$35,751

Supplemental Disclosures:
Interest paid	$242	$785
Income taxes paid (refunded), net	(2,371)	3,830

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

INTERIM FINANCIAL REPORTING

The accompanying interim condensed consolidated financial statements for Action Performance Companies, Inc. and subsidiaries have been prepared by management without audit by an independent registered public accounting firm pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, all normal and recurring adjustments necessary for a fair statement of financial position and results of operations for the interim periods included herein have been made. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the interim periods are not necessarily indicative of the operating results that may be expected for the fiscal year ending September 30, 2005.

Certain prior period amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment.” FASB No. 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. We will adopt SFAS 123(R) effective July 1, 2005. We are currently evaluating SFAS 123(R) to determine our transition method and the impact on our financial position, results of operations, and cash flows.

The American Jobs Creation Act of 2004 (the Act) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. Beginning in May 2002, U.S. federal income taxes have been provided on undistributed earnings of German subsidiaries. Accordingly, this act has no impact on our financial statements.

SHAREHOLDERS’ EQUITY

We currently account for stock-based compensation plans under APB No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to or exceeding the fair value of the common stock on the date of grant. Pursuant to SFAS 123, we estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing method using the following assumptions:

	Three Months Ended December 31,
	2004	2003 (a)
Volatility	57.8%	N/A
Risk-free interest rate	3.1%	N/A
Dividend rate	1.0%	N/A
Expected life of options	3 years	N/A

(a) There were no options granted during the three months ended December 31, 2003.

Options generally vest ratably over three years. Options granted to independent directors generally vest immediately upon grant. Had compensation costs been determined consistent with SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of stock options granted over the respective vesting period of the options, the net loss and per share amounts would have been the following pro forma amounts (in thousands, except per share data):

	Three Months Ended December 31,
	2004	2003
Net Loss as reported:	$(3,538)	$(1,705)
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(787)	(913)

Pro Forma net loss	$(4,325)	$(2,618)

Basic Loss Per Share:
As Reported	$(0.19)	$(0.09)
Pro Forma	$(0.23)	$(0.14)
Diluted Loss Per Share:
As Reported	$(0.19)	$(0.09)
Pro Forma	$(0.23)	$(0.14)

SEGMENT INFORMATION

Reportable segments are based on divisions operating geographically, domestic and abroad, and specializing in either die-cast or apparel and memorabilia. The domestic die-cast operations are based in Phoenix, Arizona and Los Angeles, California areas. The domestic apparel and memorabilia operation is based in Charlotte, North Carolina with a mass-merchant retail distribution center in Atlanta, Georgia and warehouse and distribution facilities in Charlotte, North Carolina and Baraboo, Wisconsin. Trackside operations are included in the domestic apparel and memorabilia segment. The foreign die-cast operation is based in Aachen, Germany.

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

	Three Months Ended December 31,
			Depreciation	Operating
	External	Inter-segment	and	Income
	Revenues	Revenues	Amortization	(Loss)
2004:
Domestic die-cast	$33,617	$770	$3,812	$(1,131)
Domestic apparel and memorabilia	31,310	18	694	(782)
Foreign die-cast	10,333	—	2,089	1,663
Corporate and other	794	244	1,095	(7,490)
Eliminations	—	(1,032)	—	413

Total per consolidated financial statements	$76,054	$—	$7,690	$(7,327)

2003 (c):
Domestic die-cast	$33,571	$1,147	$3,677	$3,454
Domestic apparel and memorabilia	27,639	462	769	(1,564)
Foreign die-cast	9,437	—	1,920	1,499
Corporate and other	560	320	1,200	(7,006)
Eliminations	—	(1,929)	—	(274)

Total per consolidated financial statements	$71,207	$—	$7,566	$(3,891)

	Identifiable Assets		Goodwill and Trademarks
	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,
	2004	2004	2004	2004
Domestic die-cast (a)	$115,062	$114,157	$49,138	$45,661
Domestic apparel and memorabilia	117,343	125,319	61,840	61,840
Foreign die-cast	67,233	61,292	21,320	19,438
Corporate and other (b)	59,725	63,680	—	—
Eliminations	(8,795)	(10,165)	—	—

Total per consolidated financial statements	$350,568	$354,283	$132,298	$126,939

(a)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration for the trademark purchase, we pay 1.5% or 3% of certain Winner’s Circle product net sales to Hasbro, quarterly, through May 2006. The additional consideration is added to the cost of the trademark quarterly. Domestic die-cast identifiable assets also include Funline trademarks. During the first quarter of fiscal 2005, $2.1 million was accrued as additional consideration payable under the earn-out provisions of the Funline acquisition agreement. The amount recorded for the Funline trademarks was increased by the amount of the additional consideration.

(b)	Corporate and other identifiable assets includes $7.5 million in cash at December 31, 2004, and $8.5 million in cash at September 30, 2004.

(c)	Certain prior period amounts have been reclassified to conform to the current year presentation.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the numerators and denominators in the EPS computations for net loss follow (in thousands):

	Three Months Ended December 31,
	2004	2003
NUMERATOR:
Basic and diluted — net loss	$(3,538)	$(1,705)

DENOMINATOR:
Basic and diluted — adjusted weighted average shares	18,408	18,281

The impact of certain options and warrants outstanding for the purchases of 2.1 million and 1.3 million shares of common stock at an average price of $23.52 and $30.65 were not included in the calculation of diluted EPS for the three months ended December 31, 2004 and 2003, because to do so would be antidilutive. The options and warrants had exercise prices greater than the average market price of the common stock for the three months ended December 31, 2004 and 2003, but could potentially dilute EPS in the future. The impact of outstanding 4 3/4% convertible subordinated notes were not included in the calculation of diluted EPS for the three months ended December 31, 2003, because to do so would have been antidilutive.

OFF-BALANCE SHEET ARRANGEMENTS

We are not currently a party to any off-balance sheet arrangements and do not anticipate being a party to any off-balance sheet arrangements in the future.

JOINT VENTURE

We have an investment in a joint venture, Action-McFarlane LLC. The joint venture distributes action figurines based on NASCAR driver likenesses. All of the figurines are manufactured by third parties. Our investment in the joint venture, which is included in other long-term assets, was $0.9 million at December 31, 2004, and $0.6 million at September 30, 2004, and earnings on our investment in the joint venture, which is included in other income, were $0.3 million and $0.6 million for the three months ended December 31, 2004 and 2003.

SUPPLEMENTAL CASH FLOW INFORMATION

During the quarter ended December 31, 2004, we recorded a $2.5 million allowance for doubtful accounts to reserve for estimated uncollectible receivables from distributors and recorded a $1.2 million write-down of Jeff Hamilton inventory.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain lawsuits and asserted and unasserted claims. We believe that the resolution of any such matters will not have a material adverse effect on financial position, results of operations, or cash flows.

In October 2004, we settled a lawsuit with New Hampshire Speedway, Inc. (NHS), filed in May 2004 against us in the United States District Court for the District of New Hampshire for $0.8 million. The $0.8 million was accrued as of September 30, 2004 and paid in October 2004.

During December 2004, we were served with a class action securities lawsuit entitled “The Cornelia Crowell, GST Trust v. Action Performance Companies, Inc., et al.”, which was filed in the United States District Court of New Mexico. The complaint names as defendants our company and certain of our officers, including a former officer. The complaint alleges that we made false and misleading statements concerning our financial results and business during the period from July 23, 2003 to October 22, 2003, resulting in violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified monetary damages and equitable relief. We dispute the claims and intend to defend the lawsuit vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Events

We have announced our plans to improve our financial performance. These plans include the following:

•	Improving the way our die-cast product is marketed and distributed;

•	Expanding our traditional retail channels; and

•	Controlling expenditures.

Significant actions we have taken to date to improve the way our die-cast products are marketed and distributed include:

•	Eliminated over 60% of our NASCAR die-cast SKUs. As a result of focusing our product line on the most popular and profitable SKUs, we have decreased planned capital expenditures;

•	Reorganized the departments that handle the product design, approval, and production process of die-cast; and

•	Announced our intent to restructure our wholesale NASCAR die-cast distribution model from a distributor-based model to a direct-to-retail model. We have restricted credit to five of our fifteen distributors and recorded a $2.5 million allowance for doubtful accounts in the first quarter of 2005 to reserve for estimated uncollectible receivables as a result of changing distribution models.

Actions taken to control expenditures include:

•	Reduced the workforce at our Tempe headquarters by approximately 20%;

•	Closed the Los Angeles location of Jeff Hamilton Collections and consolidated the operations. The Jeff Hamilton product line is now distributed through our other divisions;

•	Decided not to declare a dividend in the quarter ending March 31, 2005,

•	Established a policy for capital expenditures to limit annual spending to a level below annual depreciation; and

•	Initiated plans to open a sourcing office in mainland China to reduce the cost of production.

We are also evaluating the profitability of, and synergies among, our various product lines, and may determine to dispose of one or more of them, or to acquire other complimentary businesses, as we move forward with our business plan.

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

We have structured our operations to enable us to achieve higher levels of sales with limited increases in operating expenses and capital investments. The principal elements of this operating structure include the following:

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses include salaries and benefits, use and occupancy expenses, creative services costs, advertising and promotion costs, sponsorship costs, and other general and administrative expenses. Included are the salaries, benefits and other costs of our procurement, receiving, and warehouse personnel. Selling, general, and administrative expenses include internal handling costs, incurred to store, move, and prepare our products for shipment. The majority of these costs are fixed and, as a result, incremental sales volume generally results in a decline in selling, general, and administrative expenses as a percentage of net sales.

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

Stock-Based Compensation

We currently account for employee stock-based compensation in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations (APB No. 25). Under APB No. 25, common stock options issued under our plans generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Were we required to record compensation expense for these options, the charge to earnings might be significant (See Shareholders’ Equity Note).

Results of Operations

The following table sets forth the percentage of net sales represented by certain expense and revenue items for the periods ended December 31:

	Three Months Ended
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	78.4	76.2

Gross profit	21.6	23.8

Selling, general, and administrative expenses	30.1	28.0
Amortization of licenses and other intangibles	1.2	1.3

Loss from operations	(9.7)	(5.5)
Interest expense	(0.4)	(0.6)
Foreign exchange gains	2.2	1.2
Earnings from joint venture	0.4	0.8
Other income	0.2	0.9
Other expense	(0.3)	(0.7)

Loss before income taxes	(7.6)	(3.9)
Income taxes	3.0	1.5

Net loss	(4.6)%	(2.4)%

The following table sets forth net sales by channel of distribution for the periods ended December 31 (in thousands):

	Three Months Ended
	2004	2003
Domestic Die-cast:
Wholesale distribution and promotion	$12,308	$11,831
Wholesale to mass-merchant retailers	17,538	17,836
Retail through collector’s catalog club	3,771	3,904

Total domestic die-cast	33,617	33,571
Foreign Die-cast — wholesale distribution and promotion	10,333	9,437

Total die-cast	43,950	43,008

Domestic Apparel and Memorabilia:
Wholesale distribution and promotion	13,669	13,253
Wholesale to mass-merchant retailers	9,022	8,290

Total apparel and memorabilia:	22,691	21,543
Domestic Apparel and Memorabilia — Retail at Trackside	8,619	6,096
Royalties and Other	794	560

Net Sales	$76,054	$71,207

Three Months Ended December 31, 2004, Compared with Three Months Ended December 31, 2003

Net sales increased $4.8 million, or 6.8%, to $76.1 million for the three months ended December 31, 2004, compared to $71.2 million in the prior year quarter.

Domestic die-cast sales increased $0.1 million, or 0.1%, from the prior year quarter while foreign die-cast sales increased $0.9 million, or 9.5%. The domestic die-cast segment sales increase of $0.1 million is comprised of a $0.5 million increase in our wholesale distribution and promotion revenues, offset by a $0.1 million decrease in our die-cast retail collectors’ catalog club revenues, and a $0.3 million decrease in domestic die-cast wholesale sales to mass-merchant retailers. We expect our domestic die-cast wholesale distribution and promotion revenues and collectors’ catalog club revenues in 2005 to remain comparable to 2004 as we continue to work to improve our die-cast distribution model and reduce the number of die-cast SKUs. Domestic die-cast wholesale sales to mass-merchant retailers consisted of $13.0 million and $4.5 million of Funline and NASCAR die-cast sales in the first quarter of 2004, compared to $13.2 million and $4.6 million of Funline and NASCAR die-cast sales in the first quarter of 2003. We now expect NASCAR die-cast sales to mass-merchant retailers to increase over 2004 and Funline die-cast sales to mass-merchant retailers to total at or below 2004 levels, based on recent merchant feedback. The 9.5% increase in foreign die-cast sales from the prior year first quarter, was primarily the result of the 8.9% change in the euro-to-U.S. dollar exchange rate between the periods.

Domestic apparel and memorabilia segment sales, exclusive of trackside, increased $1.1 million, or 5.3%, to $22.7 million in the quarter ended December 31, 2004, compared to $21.5 million in the quarter ended December 31, 2003.

Trackside sales increased $0.9 million, or 14.1%, after considering the impact of the timing of the fall Talladega Superspeedway race ($1.7 million of 2005 sales), which occurred in October 2004 and September 2003. Trackside sales increased year over year, at all but one of the seven races during the first quarter.

The 2.2% decline in gross profit, to 21.6% of net sales in the first quarter of 2005, from 23.8% in the first quarter of 2004, was impacted by changes in segment gross margins as follows:

			Weighted
	% of	Gross	Gross
	Net	Margin	Margin
	Sales	Decline	Decline
Domestic die-cast	45.7%	(5.6)%	(2.5)%
Domestic apparel and memorabilia	41.6	(2.7)	(1.1)
Foreign die-cast	13.6	2.1	0.3
Corporate and other	(0.9)		1.1

Consolidated Total	100.0%		(2.2)%

Domestic die-cast gross margins declined 5.6% as a result of lower gross margins on Funline product sales. Results included write-downs of one Funline product line to net realizable value in the first quarter of 2005 and lower margins on other Funline product lines. Domestic apparel and memorabilia margins declined 2.7% as a result of first quarter write-downs of Jeff Hamilton inventory of $1.2 million, offset by other margin improvements. The 2.1% increase in foreign die-cast gross margins was principally a result of lower tooling charges as a percentage of revenue, in part as a result of changes in the euro-to-dollar exchange rate.

Selling, general, and administrative expenses were $22.9 million, or 30.1% of net sales, in the three months ended December 31, 2004, compared to $19.9 million, or 28.0% of net sales, in the three months ended December 31, 2003. The increase was $3.0 million, or 15.1%, from the prior year quarter. Selling, general, and administrative expenses in the first quarter of 2005 included a $2.5 million provision for doubtful accounts for distributor receivables, a $0.4 million severance expense for our former Chief Financial Officer compared to the first quarter of 2004, which included the $0.9 million settlement of litigation with Dover International Speedway. The remaining net increase in selling, general and administrative expenses was primarily due to incremental operating costs associated with the increase in trackside sales.

Interest expense of $0.3 million in the three months ended December 31, 2004, was $0.1 million lower than interest expense in the comparable prior year period, as a result of convertible subordinated note repurchases.

Foreign currency gains were $1.7 million for the three months ended December 31, 2004, versus a foreign currency gain of $0.8 million for the three months ended December 31, 2003. Changes in the euro-to-U.S. dollar exchange rate resulted in translation gains of $1.7 million and $1.3 million for the three months ended December 31, 2004 and 2003. These gains resulted from translation of German advances payable, which are denominated in U.S. dollars. In the three months ended December 31, 2003, these translation gains were offset by a loss of $0.5 million on a forward exchange contract.

The effective tax rate of 39% for the three months ended December 31, 2004 was higher than the 37.8% effective tax rate for the three months ended December 31, 2003, primarily due to the impact of nondeductible expenses on lower projected pre-tax income and foreign subsidiary income comprising a larger portion of projected total taxable income in 2005 then 2004. Our foreign subsidiary is subject to higher tax rates than our domestic operations.

Liquidity and Capital Resources

Working capital decreased $7.3 million to $79.7 million at December 31, 2004, from $87.0 million at September 30, 2004. Cash increased $0.2 million to $12.8 million at December 31, 2004, from $12.6 million at September 30. Cash increased as a result of decreases in accounts receivable, net of allowances ($8.2 million) and decreases in inventories ($3.9 million). The increase in cash was offset by reductions in cash used for net property and equipment expenditures ($7.1 million), payments for acquisitions of businesses and intangibles ($0.4 million), dividends to common and minority interest shareholders ($1.3 million), increases in other current assets, and decreases in other current liabilities.

Days sales outstanding, calculated on quarterly sales, was 52.9 days as of December 31, 2004, compared to 48.9 days as of September 30, 2004, and 69.8 days as of December 31, 2003. The increase from September 30, 2004, reflects the larger portions of revenues coming from retail channels that have longer dating terms and the timing of die-cast shipments.

Inventories at December 31, 2004, decreased $3.5 million from amounts at September 30, 2004. Of this decrease, $1.5 million was attributable to a reduction of Jeff Hamilton inventory levels and $1.2 million was attributable to a write-down of Jeff Hamilton inventory to net realizable value. During the first quarter of 2005, we closed our Jeff Hamilton operations in California. Jeff Hamilton trademarked product is now distributed through our other divisions.

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

Apparel and memorabilia product, except Trevco product, is generally ordered from stock inventory. Trevco products are seasonal in nature and orders are received in our second and third fiscal quarters and shipped in our third and fourth fiscal quarters.

Domestic and foreign die-cast backlog, including Funline product, was $42 million and $43 million at December 31, 2004 and 2003. Apparel and memorabilia backlog was approximately $24 million and $12 million at December 31, 2004 and 2003. Backlog on any date in a given year is not necessarily indicative of future sales.

Capital expenditures related principally to ongoing investments in tooling were $7.1 million for the three months ended December 31, 2004, and included $3.4 million applicable to foreign operations and $2.8 million for Funline capital expenditures. Capital expenditures for 2005 are expected to total approximately $21 million.

During the first quarter of 2005, the results of Funline’s operations were sufficient to meet earn-out targets established in the Funline acquisition agreement. As a result, we issued 40 thousand shares of our common stock with a value of $0.4 million at December 31, 2004 and accrued $1.7 million as additional consideration payable in cash. The additional consideration increased the amount recorded for the Funline trademarks at December 31, 2004.

On June 30, 2004, we entered into an amended loan and security agreement. The amended agreement increased available borrowings from $35.0 million to $75.0 million. The agreement consisted of a $63.3 million, four-year revolving credit facility, which is subject to a borrowing base calculation, a four-year term loan of $1.7 million (Term Loan A) and a three-year term loan of $10.0 million (Term Loan B). As the term loans are repaid, the available revolving credit facility will increase by an equivalent amount, subject to the borrowing base calculation. The agreement provides for issuance of up to $30.0 million of letters of credit, to the extent not utilized for borrowings. Outstanding letters of credit totaled $15.3 million at December 31, 2004.

Repayment of borrowings under this facility is secured by a first lien on substantially all of our assets. We are required to meet certain financial tests related to minimum tangible net worth and minimum fixed charge coverage ratio.

We did not meet the agreements’ required minimum fixed charge coverage ratio of 1.15 for the nine months ended December 31, 2004, however, the agreement was amended in February 2005 to eliminate that test. Under the amended agreement, we will be required to meet a minimum fixed charge coverage ratio for the three months ended March 31, 2005, of 0.80 and a minimum fixed coverage ratio of 1.50 for the six months ended June 30, 2005 and the nine months ended September 30, 2005. Based on current projections, we expect to be in compliance with our covenants through December 31, 2005, however, we expect our actual fixed charge coverage ratio to be close to the requirement throughout that period.

As of December 31, 2004, results of the other covenant calculations were as follows:

Financial Covenant	Period	Requirement	Actual
Minimum tangible net worth	As of December 31, 2004	> $105.2 million	$108.3 million

Limitation on capital	October 1, 2004 to
expenditures	September 30, 2005	< $35.0 million	$7.1 million

As amended, until December 31, 2005, our credit facility bears interest at 2.25% or prime plus 0.00%, Term Loan A bears interest at LIBOR plus 2.50% or prime plus 0.50%, and Term Loan B bear interest at LIBOR plus 3.25% or prime plus 1.00%. After December 31, 2005, the revolving credit facility bears interest at LIBOR plus 1.75% – 2.50% or prime plus 0.00% – 0.25% (5.25% at December 31, 2004), and the term loans bear interest at LIBOR plus 2.00% – 3.50% or prime plus 0.00% – 1.25% (Term Loan A 5.75% and Term Loan B 6.25% at December 31, 2004), depending on our fixed coverage ratio, as defined. We pay a commitment fee of 0.375% of the average unused revolving credit facility and a fee of 1.0% of the average undrawn letters of credit.

Based on our current forecast and historical results, we believe that we have adequate credit availability and cash flow from operations to fund our operating needs for the foreseeable future. We do not currently anticipate a change in our capital structure or the use of off-balance sheet financing arrangements.

In September 2002, we initiated an ongoing quarterly dividend policy with an initial dividend of $0.03 per share. A summary of dividends paid on common stock after September 30, 2004, follows (in thousands, except per share data):

Amount	Rate Per Share	Declaration Date	Record Date	Paid
$919	$0.05	August 19, 2004	September 17, 2004	October 18, 2004
$921	$0.05	November 12, 2004	December 17, 2004	January 5, 2005

Under our amended loan and security agreement, we are required to obtain written consent prior to declaring dividends on our common stock. We do not intend to have a dividend declared in the quarter ending March 31, 2005. The evaluation of paying a dividend will be made on a quarter-by-quarter basis.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “forecast”, “plan” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All such statements are within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of sales; capital expenditures and backlog; plans for future operations; financing needs or plans and liquidity; the impact of changes in interest rates; the impact of changes in currency exchange rates; plans relating to our products; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our operating strategy; and the impact of new accounting principles, as well as assumptions relating to the foregoing.

Actual events and results may differ materially from those expressed in forward-looking statements due to a number of factors. Risks identified in Exhibit 99.1 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2004, including those under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” describe factors, among others, that could contribute to or cause such differences. These factors may also affect our business generally and as a result, our stock may fluctuate dramatically.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk since year-end. Our exposure to market risk is limited to interest rate risk associated with our credit instruments and foreign currency exchange rate risk associated with operations in Germany. Our debt is comprised of fixed interest rate and variable interest rate debt. A 100 basis point change in the variable interest rates (which fluctuate with either LIBOR or prime, at our discretion) would change our annual interest expense $0.1 million, if our variable rate debt remains at December 31, 2004, levels. The functional currency for our foreign operations is the euro. As such, changes in exchange rates between the euro and the U.S. dollar could affect our future earnings. An 8% change in the euro exchange rate would have changed the net income from that operation in the twelve months ended December 31, 2004 by $0.1 million.

During 2004 we used a derivative as part of our risk management strategy related to a portion of our exposure to currency fluctuations on intercompany advances to our German subsidiary, denominated in dollars, for which the euro exchange rate gain or loss is included in operations. These advances totaled $16.4 million at December 31, 2004. In the three months ended December 31, 2004, a 1% change in the euro exchange rate would have resulted in a $0.1 million change in net income. We had entered into foreign currency forward contracts designed to partially offset the effect changes in the euro exchange rate have on earnings related to these advances. These forward contracts did not qualify for hedge accounting and were recorded on the balance sheet at fair value. Changes in fair value were recorded each period in foreign exchange gains (losses).

ITEM 4. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

In October 2004, we settled a lawsuit with New Hampshire Speedway, Inc. (NHS), filed in May 2004 against us in the United States District Court for the District of New Hampshire for $0.8 million. The $0.8 million was accrued as of September 30, 2004 and paid in October 2004.

During December 2004, we were served with a class action securities lawsuit entitled “The Cornelia Crowell, GST Trust v. Action Performance Companies, Inc., et al.”, which was filed in the United States District Court of New Mexico. The complaint names as defendants our Company and certain of our officers, including a former officer. The complaint alleges that we made false and misleading statements concerning our financial results and business during the period from July 23, 2003 to October 22, 2003, resulting in violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified monetary damages and equitable relief. We dispute the claims and intend to defend the lawsuit vigorously.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective December 31, 2004, we issued 40 thousand shares of Action Performance common stock in connection with our previous acquisition of Funline. The issuance of these shares represented additional consideration as the result of meeting earn-out targets established in the Funline acquisition agreement. The value of the shares issued was $0.4 million. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. We have filed a registration statement with the Securities and Exchange Commission for these shares. This registration statement was filed on January 15, 2004 and became effective on February 3, 2004.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submissions of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits -

10.77	Second Amendment to Amended and Restated Credit Agreement, dated February 8, 2005, by and among Action Performance Companies, Inc. and certain subsidiaries and affiliates, as guarantors, and Bank One, NA.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

(b)	Reports on Form 8-K -

We filed a current report on Form 8-K, dated October 8, 2004, announcing the resignation of R. David Martin as Chief Financial Officer, Secretary, Treasurer, and Director.

We filed a current report on Form 8-K, dated October 12, 2004, announcing the appointment of David M. Riddiford as Chief Financial Officer, Secretary, Treasurer, and Director.

We filed a current report on Form 8-K, dated November 12, 2004, reporting that our board of directors declared a quarterly dividend of five cents ($0.05) per share of common stock.

We filed a current report on Form 8-K, dated November 15, 2004, reporting that we issued a press release announcing our fourth quarter and twelve months ended September 30, 2004, results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date
/s/ Fred W. Wagenhals	Chairman of the Board, President, and	February 9, 2005
Chief Executive Officer
Fred W. Wagenhals	(Principal Executive Officer)

/s/ David M. Riddiford	Chief Financial Officer, Secretary, and Treasurer	February 9, 2005
(Principal Financial and Accounting Officer)
David M. Riddiford

EXHIBIT INDEX

10.77	Second Amendment to Amended and Restated Credit Agreement, dated February 8, 2005, by and among Action Performance Companies, Inc. and certain subsidiaries and affiliates, as guarantors, and Bank One, NA.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements