Form 10-Q
period 2005-03-31
ACTION PERFORMANCE COMPANIES INC
filed 2005-05-10
CIK 892147

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number 0-21630

ACTION PERFORMANCE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

ARIZONA	86-0704792

(State of Incorporation)	(I.R.S. Employer Identification No.)

1480 South Hohokam Drive
Tempe, AZ 85281

(Address, including zip code, of principal executive offices)

(602) 337-3700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 22, 2005

Common Stock, $0.01 Par Value	18,573,805 Shares

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Balance Sheets
March 31, 2005 and September 30, 2004
(in thousands, except per share data)

	March 31,	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$6,414	$12,580
Accounts receivable, net	39,444	51,769
Inventories	56,095	56,947
Prepaid royalties	6,126	2,834
Taxes receivable	3,908	2,126
Deferred income taxes	8,772	8,766
Prepaid expenses and other	4,159	5,920
Total current assets	124,918	140,942
Long-Term Assets:
Property and equipment, net	63,072	64,878
Goodwill	89,399	88,653
Licenses and other intangibles, net	58,549	56,614
Other	2,885	3,196

Total long-term assets	213,905	213,341

	$338,823	$354,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,455	$28,778
Accrued royalties	9,981	10,702
Accrued expenses	6,476	8,757
Taxes payable	2,277	1,742
Line-of-credit and term loans	13,343	—
Current portion of long-term debt	395	4,009

Total current liabilities	49,927	53,988

Long-Term Liabilities:
Long-term debt	4,279	11,882
Deferred income taxes	26,402	24,979
Other	260	298
Total long-term liabilities	30,941	37,159

Commitments and Contingencies
Minority Interests	2,301	2,509
Shareholders’ Equity:
Common stock, $.01 par value, 62,500 shares authorized, 18,764 and 18,560 shares issued	188	186
Additional paid-in capital	160,000	158,429
Treasury stock, at cost, 190 and 190 shares	(3,999)	(3,999)
Accumulated other comprehensive loss	(625)	(1,456)
Retained earnings	100,090	107,467
Total shareholders’ equity	255,654	260,627

	$338,823	$354,283

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
Three and Six Months Ended March 31, 2005 and 2004
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Net sales	$75,326	$83,596	$151,380	$154,803
Cost of sales	55,098	59,434	114,700	113,685

Gross profit	20,228	24,162	36,680	41,118

Operating expenses:
Selling, general, and administrative	20,652	20,377	43,553	40,283
Amortization of licenses and other intangibles	879	943	1,757	1,884

Total operating expenses	21,531	21,320	45,310	42,167

Income (loss) from operations	(1,303)	2,842	(8,630)	(1,049)

Interest expense	(396)	(471)	(697)	(902)
Foreign exchange gains (losses)	(871)	(256)	908	1,153
Earnings from joint venture	109	198	402	762
Other income	56	46	81	112
Other expense	(456)	(288)	(725)	(746)

Total other income (expense)	(1,558)	(771)	(31)	379

Income (loss) before income taxes	(2,861)	2,071	(8,661)	(670)
Income taxes	54	783	(2,208)	(253)

Net income (loss)	(2,915)	1,288	(6,453)	(417)

Other comprehensive income (loss)	(1,587)	(591)	831	814

Comprehensive income (loss)	$(4,502)	$697	$(5,622)	$397

Earnings (Loss) Per Common Share:
Basic	$(0.16)	$0.07	$(0.35)	$(0.02)
Diluted	$(0.16)	$0.07	$(0.35)	$(0.02)

Cash dividends declared, per common share	$—	$0.05	$0.05	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2005 and 2004
(in thousands)

	Six Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,453)	$(417)
Adjustments to reconcile net loss to cash provided by operating activities-
Depreciation and amortization	16,258	14,713
Provision for doubtful accounts	2,897	572
Other	457	40
Changes in assets and liabilities, net of businesses acquired and disposed-
Accounts receivable	9,518	16,779
Accounts payable and accrued expenses	(9,525)	(6,276)
Taxes payable and receivable, net	(1,306)	(4,934)
Inventories	1,003	(12,144)
Prepaid royalties and accrued royalties	(4,029)	(3,320)
Other	1,140	(2,080)

Net cash provided by operating activities	9,960	2,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(14,698)	(13,443)
Acquisition of businesses and intangibles, net of costs	(2,051)	(2,439)
Other	450	503

Net cash used in investing activities	(16,299)	(15,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit	4,091	—
Long-term debt repayments	(2,287)	(403)
Dividends paid — common shareholders	(1,842)	(1,829)
Dividends paid — minority interest shareholders	(847)	(1,149)
Stock option and other exercise proceeds	918	145

Net cash provided by (used in) financing activities	33	(3,236)

Effect of exchange rates on cash and cash equivalents	140	180

Net change in cash and cash equivalents	(6,166)	(15,502)
Cash and cash equivalents, beginning of period	12,580	49,462

Cash and cash equivalents, end of period	$6,414	$33,960

Supplemental Disclosures:
Interest paid	$517	$861
Income taxes paid (refunded), net	(1,425)	4,225

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. We will adopt SFAS 123(R) effective October 1, 2005. We have selected the modified prospective method of adoption, under which unvested awards as of October 1, 2005 will be charged to expense over the remaining vesting period of the awards. We are currently evaluating the impact of SFAS 123(R) on our financial position, results of operations, and cash flows.

The American Jobs Creation Act of 2004 (the Act) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. Beginning in May 2002, U.S. federal income taxes have been provided on undistributed earnings of our German subsidiaries. Accordingly, the Act has no impact on our financial statements.

STOCK-BASED COMPENSATION

We currently account for stock-based compensation plans under APB No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to or exceeding the fair value of the common stock on the date of grant. Pursuant to SFAS 123, we estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing method using the following assumptions for the periods ended March 31:

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Volatility	62.6%	40.2%	60.5%	40.2%
Risk-free interest rate	3.7%	2.7%	3.4%	2.7%
Dividend rate	0.5%	1.0%	0.7%	1.0%
Expected life of options	3 years	3 years	3 years	3 years

Options granted to employees generally vest ratably over three years or after one and a half years. Options granted to independent directors generally vest immediately upon grant. Had compensation costs been determined consistent with SFAS 123, utilizing the assumptions detailed above and amortizing the resulting fair value of stock options granted over the respective vesting period of the options, the net income (loss) and per share amounts would have been the following pro forma amounts for the periods ended March 31 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Net income (loss) as reported	$(2,915)	$1,288	$(6,453)	$(417)
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(698)	(1,030)	(1,485)	(1,943)

Pro forma net income (loss)	$(3,613)	$258	$(7,938)	$(2,360)

Basic earnings (loss) per share:
As reported	$(0.16)	$0.07	$(0.35)	$(0.02)
Pro forma	$(0.20)	$0.01	$(0.43)	$(0.11)
Diluted earnings (loss) per share:
As reported	$(0.16)	$0.07	$(0.35)	$(0.02)
Pro forma	$(0.20)	$0.01	$(0.43)	$(0.11)

In the six months ended March 31, 2005, we issued options to purchase 432 thousand shares of common stock, at an average price of $12.45.

DEBT AND FINANCING

In May 2005, we refinanced the $9.3 million outstanding balance of the term loans with the revolving credit facility and amended the agreement to consist of only the $63.3 million revolving credit facility. Consequently we have reflected the balance of the term loans at March 31, 2005, as current line-of-credit borrowings in the accompanying balance sheet.

We did not meet the agreement’s required minimum fixed charge coverage ratio of 0.80 for the three months ended March 31, 2005, however, the bank waived non-compliance. We amended the agreement in May 2005. Under the amended agreement, we will be required to meet a minimum fixed charge coverage ratio of 0.81 to 1.0 for the six months ended June 30, 2005, and 1.35 to 1.0 for the nine months ended September 30, 2005, and 1.0 to 1.0 for each quarter thereafter. Based on current projections, we expect to be in compliance with our covenants through March 31, 2006, however, we expect our actual fixed charge coverage ratio to be close to the requirement throughout that period and we are close to the minimum tangible net worth that we must maintain. If we do not maintain compliance with these covenants, our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources, including an inability to utilize our revolving credit facility and an acceleration of the indebtedness outstanding thereunder. If we are unable to utilize our revolving credit facility, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or obtain other additional financing.

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

	Three Months Ended March 31,
		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)
2005:
Domestic die-cast	$23,773	$1,152	$3,887	$165
Domestic apparel and memorabilia	40,822	484	768	3,822
Foreign die-cast	9,767	—	2,319	1,455
Corporate and other	964	595	1,594	(6,393)
Eliminations	—	(2,231)	—	(352)

Total per consolidated financial statements	$75,326	$—	$8,568	$(1,303)

2004 (c):
Domestic die-cast	$29,902	$1,909	$3,129	$3,083
Domestic apparel and memorabilia	43,683	153	751	4,199
Foreign die-cast	9,000	—	2,122	1,203
Corporate and other	1,011	468	1,145	(5,476)
Eliminations	—	(2,530)	—	(167)

Total per consolidated financial statements	$83,596	$—	$7,147	$2,842

	Six Months Ended March 31,
		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)
2005:
Domestic die-cast	$57,390	$1,922	$7,699	$(966)
Domestic apparel and memorabilia	72,132	502	1,462	3,040
Foreign die-cast	20,100	—	4,408	3,118
Corporate and other	1,758	839	2,689	(13,883)
Eliminations	—	(3,263)	—	61

Total per consolidated financial statements	$151,380	$—	$16,258	$(8,630)

2004 (c):
Domestic die-cast	$63,473	$3,056	$6,806	$6,537
Domestic apparel and memorabilia	71,322	615	1,520	2,635
Foreign die-cast	18,437	—	4,042	2,702
Corporate and other	1,571	788	2,345	(12,482)
Eliminations	—	(4,459)	—	(441)

Total per consolidated financial statements	$154,803	$—	$14,713	$(1,049)

	Identifiable Assets		Goodwill and Trademarks
	March 31,	Sept. 30,	March 31,	Sept. 30,
	2005	2004	2005	2004
Domestic die-cast (a)	$102,525	$114,157	$49,353	$45,661
Domestic apparel and memorabilia	128,634	125,319	61,840	61,840
Foreign die-cast	61,421	61,292	20,183	19,438
Corporate and other (b)	55,730	63,680	—	—
Eliminations	(9,487)	(10,165)	—	—

Total per consolidated financial statements	$338,823	$354,283	$131,376	$126,939

(a)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration for the trademark purchase, we pay 1.5% or 3% of certain Winner’s Circle product net sales to Hasbro, quarterly, through May 2006. The additional consideration is added to the cost of the trademark quarterly. Domestic die-cast identifiable assets also include Funline trademarks. During the first quarter of fiscal 2005, $2.1 million was accrued as additional consideration payable under the earn-out provisions of the Funline acquisition agreement. The amount recorded for the Funline trademarks was increased by the amount of the additional consideration.

(b)	Corporate and other identifiable assets includes $2.6 million in cash at March 31, 2005, and $8.5 million in cash at September 30, 2004.

(c)	Certain prior period amounts have been reclassified to conform to the current year presentation.

EARNINGS PER COMMON SHARE (EPS)

Reconciliations of the numerators and denominators in the EPS computations for net income (loss) for the periods ended March 31 follows (in thousands):

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
NUMERATOR:
Basic and diluted – net income (loss)	$(2,915)	$1,288	$(6,453)	$(417)

DENOMINATOR:
Basic – weighted average shares	18,568	18,327	18,487	18,304
Effect of dilutive stock options and warrants	—	275	—	—
Diluted – adjusted weighted average shares	18,568	18,602	18,487	18,304

The impact of certain options and warrants outstanding for the purchases of 2.0 million and 2.0 million shares of common stock, at an average price of $22.47 and $25.93, were not included in the calculation of diluted EPS for the three months ended March 31, 2005 and 2004, because to do so would be antidilutive. The impact of certain options and warrants outstanding for the purchases of 2.1 million and 1.4 million shares of common stock, at an average price of $22.46 and $29.31 were not included in the calculation of diluted EPS for the six months ended March 31, 2005 and 2004, because to do so would be antidilutive. Although the options and warrants had exercise prices greater than the average market price of the common stock for the three or six months ended March 31, 2005 and 2004, they could potentially dilute EPS in the future. The impact of our outstanding 4 3/4% convertible subordinated notes were not included in the calculation of diluted EPS for the three and six months ended March 31, 2004 because to do so also would be antidilutive.

OFF-BALANCE SHEET ARRANGEMENTS

We are not currently a party to any off-balance sheet arrangements and do not anticipate being a party to any off-balance sheet arrangements in the future.

JOINT VENTURE

We have an investment in a joint venture, Action-McFarlane LLC. The joint venture distributes action figurines based on NASCAR driver likenesses. All of the figurines are manufactured by third parties. Our investment in the joint venture, which is included in other long-term assets, was $0.5 million at March 31, 2005, and $0.6 million at September 30, 2004, and earnings on our investment in the joint venture were $0.1 million and $0.2 million for the three months ended March 31, 2005 and 2004, and were $0.4 million and $0.8 million for the six months ended March 31, 2005 and 2004.

SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended March 31, 2005, we recorded a $2.5 million allowance for doubtful accounts to reserve for estimated uncollectible receivables from distributors and recorded a $1.6 million write-down of Jeff Hamilton inventory.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are subject to certain lawsuits and asserted and unasserted claims. We believe that the resolution of any such matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

In October 2004, we settled a lawsuit with New Hampshire Speedway, Inc., filed in May 2004 against us in the United States District Court for the District of New Hampshire for $0.8 million. The $0.8 million was accrued as of September 30, 2004 and paid in October 2004.

During December 2004, we were served with a class action securities lawsuit entitled “The Cornelia Crowell, GST Trust v. Action Performance Companies, Inc., et al.”, which was filed in the United States District Court of New Mexico. The complaint names as defendants our Company and certain of our current and former officers. The complaint alleges that we made false and misleading statements concerning our financial results and business during the period from July 23, 2003 to October 22, 2003, resulting in violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified monetary damages and equitable relief. We dispute the claims and intend to defend the lawsuit vigorously.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Events

We have announced our plans to improve our financial performance. These plans include the following:

•	Improving the way our die-cast product is marketed and distributed;

•	Controlling expenditures; and

•	Expanding our traditional retail channels.

Significant actions we have taken to date to improve the way our die-cast products are marketed and distributed include:

•	Eliminated over 60% of our NASCAR die-cast SKUs. As a result of focusing our product line on the most popular and profitable SKUs, we believe that we will realize the following benefits.

°	Reduced future capital expenditures to support the business.

°	Better utilization of those future capital expenditures.

°	A simplified and more efficient approval and production process.

We recognized approximately $0.2 million in the three months ended March 31, 2005, of additional depreciation on tooling for those SKUs that were either discontinued outright or will be eliminated in various stages during the remainder of the year. We expect to recognize comparable additional depreciation expense in the three months ended June 30, 2005 and September 30, 2005 associated with discontinuing tooling.

•	Reorganized the departments that handle the product design, approval, and production process of die-cast.

•	Announced our plan to restructure our wholesale NASCAR die-cast distribution model from a distributor-based model to a direct-to-retail model. We announced that our existing Charlotte, North Carolina operations, which currently manages wholesale apparel operations, would also handle fulfillment for wholesale NASCAR die-cast and apparel effective October 1, 2005. We will also add a call center at that facility for order processing and customer service. We believe the benefits of bringing in-house our distribution are as follows:

°	A significantly lower cost profile for the business. These lower costs will allow us to invest in both retail level marketing and sales efforts to improve the longer term volume potential of the business, as well as improve the profitability of the business.

°	Allow us to communicate and deal directly with the retailer of our products to improve our speed to market, as well as recognize consumer trends, preferences, and buying habits sooner.

°	We have restricted credit to six of our fifteen distributors and recorded a $2.5 million allowance for doubtful accounts in the first quarter of 2005 to reserve for estimated uncollectible receivables as a result of changing distribution models.

Actions taken to control expenditures include:

•	Reduced the workforce at our Tempe headquarters by approximately 20%. In addition, we anticipate selling our 25% fractional ownership in a corporate aircraft in May of 2005, from which we will receive proceeds of approximately $0.8 million. The three months ended March 31, 2005, includes $0.5 million in associated accelerated depreciation.

•	Closed the Los Angeles location of Jeff Hamilton Collections and consolidated the operations. The Jeff Hamilton product line is now distributed through our apparel division.

•	Decided not to declare a dividend in the quarter ending March 31, 2005. The evaluation of paying dividends will be made on a quarter-by-quarter basis, although at the current time we do not anticipate paying a dividend for the foreseeable future.

•	Established a policy for capital expenditures to limit future annual spending to a level below annual depreciation.

•	Initiated plans to open a sourcing office in mainland China to reduce the cost of production.

Plans to expand our traditional retail channels include:

•	Consolidating procurement, marketing, sales, and distribution functions of our Winner’s Circle die-cast and Funline brands to better leverage the combined size of these two businesses.

•	Recruiting for individuals with sales and/or marketing expertise to help realize the potential of these two businesses.

•	Consolidating our mass apparel and novelty logistics and distribution function in our facility in Atlanta, Georgia.

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

We have structured our operations with the goal of achieving higher levels of sales with limited increases in operating expenses and capital investments. The principal elements of this operating structure include the following:

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

We have historically distributed our products through a broad range of channels, including a network of wholesale distributors, leading mass-merchant retailers, mobile trackside stores, QVC, and our collectors’ club catalog. We recognize revenue when persuasive evidence of an arrangement exists, title passes to the customer, the amount is fixed or determinable, and collection is probable. Most distributor sales are recognized when product is shipped to a distributor because title to the product passes to the distributors at shipment. Sales to mass-merchant retailers are recognized when title to product passes to the retailer, either at time of shipment to the retailer or receipt by the retailer. Under terms of our consignment agreement with QVC, collectors’ club catalog sales are recognized when title passes to QVC, which occurs when QVC ships product to the consumer. We recognize trackside sales when the consumer purchases product at the point of sale. A portion of the product sold through television programming is consignment product, for which sales are recognized when title passes to QVC, which occurs when QVC ships the product to the consumer. Internet and other sales are generally recognized when delivered to the consumer.

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

Most of the components of our cost of sales are variable in nature. However, certain factors do affect our gross margin, including the following:

•	product mix;

•	our ability to price our product appropriately;

•	the effect of amortizing the fixed cost components of cost of sales, primarily depreciation of tooling and dies, over varying levels of net sales;

•	the type of freight charges;

•	additional charges related to lower than minimum order quantities and cancellation of specific purchase orders; and

•	the impact of minimum royalty guarantees.

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

Stock-Based Compensation

We currently account for employee stock-based compensation in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations (APB No. 25). Under APB No. 25, common stock options issued under our plans generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. When we adopt SFAS 123(R), we will record compensation expense for these options and the charge to earnings might be significant (See Stock Based Compensation Note).

Results of Operations

The following table sets forth the percentage of net sales represented by certain expense and revenue items for the periods ended March 31:

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.1	71.1	75.8	73.5

Gross profit	26.9	28.9	24.2	26.5
Selling, general, and administrative expenses	27.4	24.4	28.8	26.0
Amortization of licenses and other intangibles	1.2	1.1	1.2	1.2

Income (loss) from operations	(1.7)	3.4	(5.8)	(0.7)
Interest expense	(0.5)	(0.6)	(0.5)	(0.6)
Foreign exchange gains (losses)	(1.2)	(0.3)	0.6	0.7
Earnings from joint venture	0.1	0.2	0.3	0.5
Other income	0.1	0.1	0.1	0.1
Other expense	(0.6)	(0.4)	(0.5)	(0.5)

Income (loss) before income taxes	(3.8)	2.4	(5.8)	(0.5)
Income taxes	0.1	0.9	(1.5)	(0.2)

Net income (loss)	3.9	1.5	(4.3)	(0.3)

The following table sets forth net sales by channel of distribution for the periods ended March 31 (in thousands):

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Domestic Die-cast:
Wholesale distribution and promotion	$11,846	$12,098	$24,154	$23,929
Wholesale to mass-merchant retailers	7,829	13,659	25,367	31,495
Retail through collector’s catalog club	4,098	4,145	7,869	8,049

Total domestic die-cast	23,773	29,902	57,390	63,473
Foreign Die-cast — wholesale distribution and promotion	9,767	9,000	20,100	18,437

Total die-cast	33,540	38,902	77,490	81,910

Domestic Apparel and Memorabilia:
Wholesale distribution and promotion	17,721	21,430	31,390	34,683
Wholesale to mass-merchant retailers	12,737	11,427	21,759	19,717

Total apparel and memorabilia	30,458	32,857	53,149	54,400
Retail at Trackside	10,364	10,826	18,983	16,922
Royalties and Other	964	1,011	1,758	1,571

Net Sales	$75,326	$83,596	$151,380	$154,803

Three Months Ended March 31, 2005, Compared with Three Months Ended March 31, 2004

Net sales decreased $8.3 million, or 9.9%, to $75.3 million for the three months ended March 31, 2005, compared to $83.6 million in the prior year quarter.

Domestic die-cast sales decreased $6.1 million, or 20.5%, from the prior year quarter while foreign die-cast sales increased $0.8 million, or 8.5%. The domestic die-cast segment sales decrease of $6.1 million is comprised of a $0.3 million decrease in our wholesale distribution and promotion revenues and a $5.8 million decrease in domestic die-cast wholesale sales to mass-merchant retailers. We expect domestic die-cast wholesale distribution and promotion revenues in 2005 to fall below 2004 levels as we continue to work to improve our die-cast distribution model and reduce the number of die-cast SKUs. We expect collectors’ catalog club revenues in 2005 to remain comparable to 2004. Domestic die-cast wholesale sales to mass-merchant retailers consisted of $6.4 million of Funline sales and $1.4 million of NASCAR sales in the second quarter of 2005, compared to $10.5 million of Funline sales and $3.2 million of NASCAR sales in the second quarter of 2004. We expect NASCAR die-cast sales to mass-merchant retailers in 2005 to increase over 2004, with increased sales in the second half of 2005, based on recent merchant feedback. We expect Funline die-cast sales to mass-merchant retailers in 2005 to continue to be below 2004 levels, based on recent merchant feedback. The 8.5% increase in foreign die-cast sales from the prior year second quarter, was partly the result of the 4.8% change in the euro-to-U.S. dollar exchange rate between the periods.

Domestic apparel and memorabilia segment sales, exclusive of trackside, decreased $2.4 million, or 7.3%, to $30.5 million in the quarter ended March 31, 2005, compared to $32.9 million in the quarter ended March 31, 2004.

Trackside sales decreased $0.5 million, or 4.3%, due to five events occurring in the quarter ended March 31, 2005 compared to seven events in the quarter ended March 31, 2004. On comparable events during the quarter, sales increased approximately 8%. In addition there was one venue change during the quarter from Rockingham, North Carolina to Fontana, California, which led to an approximately $1.4 million increase in sales for that race weekend.

The 2.0% decline in gross profit, to 26.9% of net sales in the second quarter of 2005, from 28.9% in the second quarter of 2004, was impacted by changes in segment gross margins as follows:

			Weighted
		Gross	Gross
	% of	Margin	Margin
	Net	Increase	Increase
	Sales	(Decrease)	(Decrease)
Domestic die-cast	33.5%	(8.7)%	(2.9)%
Domestic apparel and memorabilia	57.4	(0.5)	(0.3)
Foreign die-cast	13.0	0.5	0.1
Corporate and other	(3.9)		1.1
Consolidated Total	100.0%		(2.0)%

Domestic die-cast gross margins declined 8.7% as a result of lower gross margins on Funline product sales. Results included write-downs of inventory in one Funline product line to net realizable value in the second quarter of 2005 and lower margins on other Funline product lines. Domestic apparel and memorabilia margins declined 0.5% as a result of second quarter write-downs of Jeff Hamilton inventory of $0.4 million, partially offset by other margin improvements. The 0.5% increase in foreign die-cast gross margins was principally a result of lower tooling charges as a percentage of revenue, in part as a result of changes in the euro-to-dollar exchange rate.

Selling, general, and administrative expenses were $20.7 million, or 27.4% of net sales, in the three months ended March 31, 2005, compared to $20.4 million, or 24.4% of net sales, in the three months ended March 31, 2004. The increase was $0.3 million, or 1.4%, from the prior year quarter. Selling, general, and administrative expenses in the quarter ended March 31, 2005 included $0.3 million incremental Sarbanes-Oxley implementation costs, $0.5 million more depreciation of a fractional interest in a corporate aircraft, and $0.3 million additional use and occupancy costs, offset by $0.3 million lower bad debt expense for distributor receivables, $0.2 million lower advertising costs, $0.2 million lower salaries and benefits and $0.1 million lower travel. The lower advertising and travel expenses are the result of cost containment efforts put in place at the end of the first quarter. We expect to sell the fractional interest in the corporate aircraft in May of 2005 for $0.8 million. Savings from headcount reductions made in the second quarter are expected in the second half of 2005 as first half savings were offset by costs of severance. We anticipate incurring approximately $0.7 million in the second half of fiscal 2005 in incremental Sarbanes-Oxley implementation costs.

Interest expense of $0.4 million in the three months ended March 31, 2005, was $0.1 million lower than interest expense in the comparable prior year period, as a result of convertible subordinated note repurchases.

Foreign currency losses were $0.9 million and $0.3 million for the three months ended March 31, 2005 and 2004. Changes in the euro-to-U.S. dollar exchange rate resulted in translation losses of $0.9 million and $0.4 million for the three months ended March 31, 2005 and 2004. These losses resulted from translation of German advances payable, which are denominated in U.S. dollars. In the three months ended March 31, 2004, these translation losses were offset by a gain of $0.1 million on a forward exchange contract.

The effective tax rate of (1.9%) for the three months ended March 31, 2005 was lower than the 37.8% effective tax rate for the three months ended March 31, 2004. During the quarter we changed our estimate of the annual effective rate to 25.5% due to lower projected pre-tax income (loss). The quarter ended March 31, 2005, includes the impact of the change in estimated annual effective tax rate to 25.5% from the 39.0% estimate used in the quarter ended December 31, 2004. The 25.5% estimated 2005 effective rate is lower than the 2004 effective rate of 66.4% primarily as a result of the change in mix of foreign and domestic pre-tax income (loss) as well as the impact of nondeductible expenses on lower projected pre-tax income (loss). Our German subsidiary is subject to higher tax rates than our domestic subsidiaries.

Six Months Ended March 31, 2005, Compared with Six Months Ended March 31, 2004

Net sales decreased $3.4 million, or 2.2%, to $151.4 million for the six months ended March 31, 2005, compared to $154.8 million in the prior year period.

Domestic die-cast sales decreased $6.1 million, or 9.6%, from the prior year period while foreign die-cast sales increased $1.7 million, or 9.0%. The domestic die-cast segment sales decrease of $6.1 million is comprised of a $0.2 million increase in our wholesale distribution and promotion revenues, offset by a $0.2 million decrease in our die-cast retail collectors’ catalog club revenues, and a $6.1 million decrease in domestic die-cast wholesale sales to mass-merchant retailers. We expect domestic die-cast wholesale distribution and promotion revenues in 2005 to fall below 2004 levels as we continue to work to improve our die-cast distribution model and reduce the number of die-cast SKUs. We expect collectors’ catalog club revenues in 2005 to remain comparable to 2004. Domestic die-cast wholesale sales to mass-merchant retailers consisted of $19.4 million of Funline sales and $6.0 million of NASCAR sales in the six months ended March 31, 2005, compared to $23.7 million of Funline sales and $7.8 million of NASCAR die-cast sales in the six months ended March 31, 2004. We expect NASCAR die-cast sales to mass-merchant retailers in 2005 to increase over 2004, with increased sales in the second half of 2005, based on recent merchant feedback. We expect Funline die-cast sales to mass-merchant retailers in 2005 below 2004 levels, based on recent merchant feedback. The 9.0% increase in foreign die-cast sales from the prior year period was partly the result of the 6.6% change in the euro-to-U.S. dollar exchange rate between the periods.

Domestic apparel and memorabilia segment sales, exclusive of trackside, decreased $1.3 million, or 2.3%, to $53.1 million in the six months ended March 31, 2005, compared to $54.4 million in the six months ended March 31, 2004.

Trackside sales increased $0.4 million, or 2.1%, after considering the impact of the timing of the fall Talladega Superspeedway race ($1.7 million of 2005 sales), which occurred in October 2004 and September 2003. In addition there was a venue change from Rockingham, North Carolina to Fontana, California, which led to a $1.4 million increase in sales for that race weekend. On comparable events during the six-month period, sales increased approximately 7%. There were 13 events in the six months ended March 31, 2005, compared to 14 events in the six months ended March 31, 2004.

The 2.3% decline in gross profit, to 24.2% of net sales in the six months ended March 31, 2005, from 26.5% in the six months ended March 31, 2004, was impacted by changes in segment gross margins as follows:

	% of	Weighted	Gross
	Gross	Margin	Margin
	Net	Increase	Increase
	Sales	(Decrease)	(Decrease)
Domestic die-cast	39.7%	(7.1)%	(2.8)%
Domestic apparel and memorabilia	49.4	(1.6)	(0.8)
Foreign die-cast	13.3	1.3	0.2
Corporate and other	(2.4)		1.1

Consolidated Total	100.0%		(2.3)%

Domestic die-cast gross margins declined 7.1% as a result of lower gross margins on Funline product sales. Results included write-downs of one Funline product line to net realizable value in the first six months of 2005 and lower margins on other Funline product lines. Domestic apparel and memorabilia margins declined 1.6% as a result of write-downs of Jeff Hamilton inventory of $1.6 million, offset by other margin improvements. The 1.3% increase in foreign die-cast gross margins was principally a result of lower tooling charges as a percentage of revenue, in part as a result of changes in the euro-to-dollar exchange rate.

Selling, general, and administrative expenses were $43.6 million, or 28.8% of net sales, in the six months ended March 31, 2005, compared to $40.3 million, or 26.0% of net sales, in the six months ended March 31, 2004. The increase was $3.3 million, or 8.1%, from the prior year period. Selling, general, and administrative expenses in the six months ended March 31, 2005 included a $2.3 million increase in bad debt expense for distributor receivables, a $0.4 million severance expense for our former Chief Financial Officer, $0.3 million incremental Sarbanes-Oxley implementation costs, $0.8 million additional trackside variable commission and vehicle costs, $0.5 million more depreciation of a fractional interest in a corporate aircraft, and $0.4 million additional salaries and commissions, offset by $0.9 million lower litigation settlement costs, $0.4 million lower advertising costs, and $0.1 million lower travel. The lower advertising and travel expenses are the result of cost containment efforts put in place at the end of the first quarter. We expect to sell the fractional interest in the corporate aircraft in May of 2005 for $0.8 million. Savings from headcount reductions made in the second quarter are expected in the second half of 2005 as first half savings were offset by severance costs . We anticipate incurring approximately $0.7 million in the second half in incremental Sarbanes-Oxley implementation costs.

Interest expense of $0.7 million in the six months ended March 31, 2005, was $0.2 million lower than interest expense in the comparable prior year period, as a result of convertible subordinated note repurchases.

Foreign currency gains were $0.9 million for the six months ended March 31, 2005, versus $1.2 million for the six months ended March 31, 2004. Changes in the euro-to-U.S. dollar exchange rate resulted in translation gains that resulted from German advances payable, which are denominated in U.S. dollars. In the six months ended March 31, 2004, these translation gains were offset by a loss of $0.3 million on a forward exchange contract.

The effective tax rate of 25.5% for the six months ended March 31, 2005 was lower than the 37.8% effective tax rate for the six months ended March 31, 2004. The 25.5% estimated 2005 effective rate is lower than the 2004 effective rate of 66.4% primarily as a result of the change in mix of foreign and domestic pre-tax income (loss) as well as the impact of nondeductible expenses on lower projected pre-tax income (loss). Our German subsidiary is subject to higher tax rates than our domestic subsidiaries.

Liquidity and Capital Resources

Working capital decreased $12.0 million to $75.0 million at March 31, 2005, from $87.0 million at September 30, 2004. Cash decreased $6.2 million to $6.4 million at March 31, 2005, from $12.6 million at September 30, 2004. Cash decreased as a result of cash used for net property and equipment expenditures ($14.7 million), payments for acquisitions of businesses and intangibles ($2.1 million), dividends to common and minority interest shareholders ($2.7 million), increases in other current assets, and decreases in other current liabilities. This decrease in cash was offset by increases in cash for decreases in accounts receivable, net of allowances ($12.4 million) and decreases in inventories ($1.0 million).

Days sales outstanding, calculated on quarterly sales, was 47.1 days as of March 31, 2005, compared to 48.9 days as of September 30, 2004, and 57.4 days as of March 31, 2004. The decrease from September 30, 2004, reflects the smaller portion of revenues coming from mass-retail channels, which have longer dating terms.

Inventories at March 31, 2005, decreased $0.9 million from September 30, 2004. Of this decrease, $1.1 million was attributable to a reduction of Jeff Hamilton inventory levels and $1.6 million was attributable to a write-down of Jeff Hamilton inventory to net realizable value. During the first quarter of 2005, we closed our Jeff Hamilton operations in California. Jeff Hamilton trademarked product is now distributed through our other divisions. This decrease in inventory was offset by increases in apparel inventory for the beginning of the race season.

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

Domestic and foreign die-cast backlog, including Funline product, was $56.5 million and $71.1 million at March 31, 2005 and 2004. Apparel and memorabilia backlog was approximately $20.6 million and $17.5 million at March 31, 2005 and 2004. Backlog on any date in a given year is not necessarily indicative of future sales.

Capital expenditures related principally to ongoing investments in tooling were $14.7 million for the six months ended March 31, 2005, and included $5.0 million applicable to foreign operations and $3.9 million for Funline capital expenditures. Capital expenditures for 2005 are expected to total approximately $21 million.

During the first quarter of 2005, the results of Funline’s operations were sufficient to meet earn-out targets established in the Funline acquisition agreement. As a result, we issued 40 thousand shares of our common stock with a value of $0.4 million at December 31, 2004 and paid $1.7 million as additional consideration in the second quarter. The additional consideration increased the amount recorded for the Funline trademarks at December 31, 2004.

On June 30, 2004, we entered into an amended loan and security agreement. The amended agreement increased available borrowings from $35.0 million to $75.0 million. The agreement consisted of a $63.3 million, four-year revolving credit facility, which is subject to a borrowing base calculation, a four-year term loan of $1.7 million and a three-year term loan of $10.0 million. In May 2005, we refinanced the $9.3 million outstanding balance of the term loans with the revolving credit facility and amended the agreement to consist of only the $63.3 million revolving credit facility. Consequently we have reflected the balance of the term loans at March 31, 2005, as current line-of-credit borrowings in the accompanying balance sheet. The agreement provides for issuance of up to $30.0 million of letters of credit, to the extent not utilized for borrowings. Outstanding letters of credit totaled $8.3 million at March 31, 2005.

Repayment of borrowings under this facility is secured by a first lien on substantially all of our assets. We are required to meet certain financial tests related to minimum tangible net worth and minimum fixed charge coverage ratio.

We did not meet the agreement’s required minimum fixed charge coverage ratio of 0.80 for the three months ended March 31, 2005, however, the bank waived non-compliance. We amended the agreement in May 2005. Under the amended agreement, we will be required to meet a minimum fixed charge coverage ratio of 0.81 to 1.0 for the six months ended June 30, 2005, and 1.35 to 1.0 for the nine months ended September 30, 2005, and 1.0 to 1.0 for each quarter thereafter. Based on current projections, we expect to be in compliance with our covenants through March 31, 2006, however, we expect our actual fixed charge coverage ratio to be close to the requirement throughout that period.

As of March 31, 2005, results of the other covenant calculations were as follows:

Financial Covenant	Period	Requirement	Actual
Minimum tangible net worth	As of March 31, 2005	> $105.2 million	$106.2 million
Limitation on capital expenditures	October 1, 2004 to September 30, 2005	< $35.0 million	$14.7 million

As amended, until September 30, 2005, our credit facility bears interest at LIBOR plus 2.50% or prime plus 0.25% (5.75% at March 31, 2005). After September 30, 2005, the revolving credit facility bears interest at LIBOR plus 2.00% - 2.75% or prime plus 0.25% - 0.50% depending on our fixed coverage ratio, as defined. Interest on the term loans, prior to refinancing, was approximately 1% higher. We pay a commitment fee of 0.375% of the average unused revolving credit facility and a fee of 1.0% of the average undrawn letters of credit.

Based on our current forecast and historical results, we believe that we have adequate credit availability and cash flow from operations to fund our operating needs for the next twelve months. As discussed above, however, we expect our fixed charge coverage ratio to be close to the minimum requirement during the next year and we are close to the minimum tangible net worth that we must maintain. If we do not maintain compliance with these covenants, our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources, including an inability to utilize our revolving credit facility and an acceleration of the indebtedness outstanding thereunder. If we are unable to utilize our revolving credit facility, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or obtain other additional financing. We cannot guarantee that we would be able to do so on terms acceptable to us, if at all.

In September 2002, we initiated a quarterly dividend policy with an initial dividend of $0.03 per share. A summary of dividends paid on common stock after September 30, 2004, follows (in thousands, except per share data):

Amount	Rate Per Share	Declaration Date	Record Date	Paid
$919	$0.05	August 19, 2004	September 17, 2004	October 18, 2004
$924	$0.05	November 12, 2004	December 17, 2004	January 5, 2005

Under our amended loan and security agreement, we are required to obtain written consent prior to declaring dividends on our common stock. We have not declared a dividend since November 12, 2004. The evaluation of paying dividends will be made on a quarter-by-quarter basis, although at the current time we do not anticipate paying a dividend for the foreseeable future.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “forecast”, “plan” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All such statements are within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of sales, capital expenditures, backlog; and other expenses; plans for future operations; financing needs or plans and liquidity; the impact of changes in interest rates; the magnitude and timing of benefits relating to our restructuring; the impact of changes in currency exchange rates; plans relating to the acquisition or disposition of product lines; plans relating to our products; our plans and intentions with respect to off-balance sheet arrangements; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our operating strategy; and the impact of new accounting principles, as well as assumptions relating to the foregoing.

Actual events and results may differ materially from those expressed in forward-looking statements due to a number of factors. Risks identified in Exhibit 99.1 to this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2004, including those under the caption “Business – Risk Factors” describe factors, among others, that could contribute to or cause such differences. These factors may also affect our business generally and as a result, the price of our stock may fluctuate dramatically.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no significant change in our exposure to market risk since year-end. Our exposure to market risk is limited to interest rate risk associated with our credit instruments and foreign currency exchange rate risk associated with operations in Germany. Our debt is comprised of fixed interest rate and variable interest rate debt. A 100 basis point change in the variable interest rates (which fluctuate with either LIBOR or prime, at our discretion) would change our annual interest expense $0.1 million, if our variable rate debt remains at March 31, 2005, levels. The functional currency for our foreign operations is the euro. As such, changes in exchange rates between the euro and the U.S. dollar could affect our future earnings. A 7% change in the euro exchange rate would have changed the net income from that operation in the twelve months ended March 31, 2005, by $0.1 million.

During 2004 we used a derivative as part of our risk management strategy related to a portion of our exposure to currency fluctuations on intercompany advances to our German subsidiary, denominated in dollars, for which the euro exchange rate gain or loss is included in operations. These advances totaled $16.3 million at March 31, 2005. In the six months ended March 31, 2005, a 1% change in the euro exchange rate would have resulted in a $0.1 million change in net income. We had entered into foreign currency forward contracts designed to partially offset the effect changes in the euro exchange rate have on earnings related to these advances. These forward contracts did not qualify for hedge accounting and were recorded on the balance sheet at fair value. Changes in fair value were recorded each period in foreign exchange gains (losses).

ITEM 4. Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

In October 2004, we settled a lawsuit with New Hampshire Speedway, Inc, filed in May 2004 against us in the United States District Court for the District of New Hampshire for $0.8 million. The $0.8 million was accrued as of September 30, 2004 and paid in October 2004.

During December 2004, we were served with a class action securities lawsuit entitled “The Cornelia Crowell, GST Trust v. Action Performance Companies, Inc., et al.”, which was filed in the United States District Court of New Mexico. The complaint names as defendants our Company and certain of our current and former officers. The complaint alleges that we made false and misleading statements concerning our financial results and business during the period from July 23, 2003 to October 22, 2003, resulting in violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks unspecified monetary damages and equitable relief. We dispute the claims and intend to defend the lawsuit vigorously.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submissions of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on February 8, 2005. The following nominees were elected to the board of directors to serve as directors until their successors are elected and qualified: Fred W. Wagenhals, David M. Riddiford, Melodee L. Volosin, Herbert M. Baum, Edward J. Bauman, Michael L. Gallagher , Roy A. Herberger Jr., Anne L. Mariucci, Robert L. Mathews, and Lowell L. Robertson. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of our company for fiscal 2005, by the following vote: 17,271,614 for; 15,974 against; and 5,621 abstaining.

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

10.78	Form of Action Performance Companies, Inc. 1998 Non-Qualified Stock Option Plan Stock Option Agreement

10.79	Form of Action Performance Companies, Inc. 2000 Stock Option Plan Stock Option Agreement

10.80	Third Amendment to Amended and Restated Credit Agreement, dated May 6, 2005, by and among Action Performance Companies, Inc. and certain subsidiaries and affiliates, as guarantors, and Bank One, NA.

31.1	Rule 13a-14(a) and Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) and Rule 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date
/s/ Fred W. Wagenhals	Chairman of the Board, President, and	May 10, 2005

Fred W. Wagenhals	Chief Executive Officer
(Principal Executive Officer and Duly
Authorized Officer))

/s/ David M. Riddiford	Chief Financial Officer, Secretary, and Treasurer	May 10, 2005

David M. Riddiford	(Principal Financial and Accounting Officer)