Form 10-Q
period 2005-06-30
ACTION PERFORMANCE COMPANIES INC
filed 2005-08-09
CIK 892147

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.01 Par Value	OUTSTANDING AT JULY 31, 2005 18,573,805 Shares

PART I- FINANCIAL INFORMATION
ITEM 1. Financial Statements
ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Balance Sheets
June 30, 2005 and September 30, 2004
(in thousands, except per share data)

	June 30,	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$6,336	$12,580
Accounts receivable, net	31,263	47,050
Inventories	46,457	48,514
Prepaid royalties	5,608	2,774
Taxes receivable	1,132	306
Deferred income taxes	9,700	7,006
Prepaid expenses and other	4,140	5,740
Assets to be disposed	13,493	16,971

Total current assets	118,129	140,941

Long-Term Assets:
Property and equipment, net	57,275	64,691
Goodwill	86,180	86,764
Licenses and other intangibles, net	40,931	52,302
Other	2,092	3,196
Assets to be disposed	95	6,389

Total long-term assets	186,573	213,342

	$304,702	$354,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,597	$28,044
Accrued royalties	10,388	10,002
Accrued expenses	6,270	8,453
Taxes payable	2,312	1,742
Current portion of long-term debt	373	4,009
Liabilities related to assets to be disposed	1,954	1,729

Total current liabilities	36,894	53,979

Long-Term Liabilities:
Long-term debt	3,908	11,882
Deferred income taxes	22,313	24,979
Other	241	298

Total long-term liabilities	26,462	37,159

Commitments and Contingencies
Minority Interests	2,466	2,518
Shareholders’ Equity:
Common stock, $.01 par value, 62,500 shares authorized, 18,764 and 18,560 shares issued	188	186
Additional paid-in capital	160,010	158,429
Treasury stock, at cost, 190 and 190 shares	(3,999)	(3,999)
Accumulated other comprehensive loss	(2,409)	(1,456)
Retained earnings	85,090	107,467

Total shareholders’ equity	238,880	260,627

	$304,702	$354,283

The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended June 30, 2005 and 2004
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net sales	$72,693	$88,334	$216,050	$232,662
Cost of sales	50,583	58,827	155,999	164,135

Gross profit	22,110	29,507	60,051	68,527

Operating expenses:
Selling, general, and administrative	21,037	20,307	62,489	57,346
Amortization of licenses and other intangibles	892	937	2,640	2,715
Impairment losses on trademarks and licenses	12,674	—	12,674	—

Total operating expenses	34,603	21,244	77,803	60,061

Operating income (loss)	(12,493)	8,263	(17,752)	8,466

Interest expense	(303)	(468)	(1,000)	(1,370)
Foreign exchange gains (losses)	(1,122)	(196)	(214)	957
Earnings (losses) from joint venture	(59)	204	343	966
Other income	25	47	106	159
Other expense	(540)	(280)	(1,309)	(1,060)

Total other expense	(1,999)	(693)	(2,074)	(348)

Income (loss) from continuing operations before income taxes	(14,492)	7,570	(19,826)	8,118
Income taxes	(5,014)	2,869	(6,012)	3,042

Income (loss) from continuing operations	(9,478)	4,701	(13,814)	5,076
Loss from discontinued operations, net of income taxes	(5,522)	(868)	(7,639)	(1,660)

Net income (loss)	(15,000)	3,833	(21,453)	3,416

Other comprehensive income (loss)	(1,784)	(196)	(953)	618

Comprehensive income (loss)	$(16,784)	$3,637	$(22,406)	$4,034

Earnings (loss) per common share:
Basic -
Income (loss) from continuing operations	$(0.51)	$0.26	$(0.75)	$0.28
Loss from discontinued operations	(0.30)	(0.05)	(0.41)	(0.09)

Net income (loss)	$(0.81)	$0.21	$(1.16)	$0.19

Diluted -
Income (loss) from continuing operations	$(0.51)	$0.26	$(0.75)	$0.27
Loss from discontinued operations	(0.30)	(0.05)	(0.41)	(0.09)

Net income (loss)	$(0.81)	$0.21	$(1.16)	$0.18

Cash dividends declared, per common share	$—	$0.05	$0.05	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2005 and 2004
(in thousands)

	Nine Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,453)	$3,416
Adjustments to reconcile net income (loss) to cash provided by operating activities-
Discontinued operations and related impairment charges	10,552	(3,810)
Depreciation and amortization	24,612	21,473
Impairment losses on trademark and licenses	12,674	—
Provision for doubtful accounts	2,741	991
Deferred taxes	(6,400)	690
Other	921	170
Changes in assets and liabilities, net of businesses acquired and disposed-
Accounts receivable	12,967	15,172
Accounts payable and accrued expenses	(10,624)	(3,264)
Taxes payable and receivable, net	(199)	(394)
Inventories	1,927	(12,173)
Prepaid royalties and accrued royalties	(2,421)	1,524
Other	2,487	(4,433)

Net cash provided by operating activities	27,784	19,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(18,787)	(20,208)
Acquisition of businesses and intangibles, net of costs	(2,103)	(2,890)
Other	675	265

Net cash used in investing activities	(20,215)	(22,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit	—	11,700
Long-term debt repayments	(11,636)	(478)
Dividends paid — common shareholders	(1,842)	(2,746)
Dividends paid — minority interest shareholders	(1,115)	(1,414)
Stock option and other exercise proceeds	918	270

Net cash provided by (used in) financing activities	(13,675)	7,332

Effect of exchange rates on cash and cash equivalents	(138)	178

Net change in cash and cash equivalents	(6,244)	4,039
Cash and cash equivalents, beginning of period	12,580	49,462

Cash and cash equivalents, end of period	$6,336	$53,501

Supplemental Disclosures:
Interest paid	$772	$1,632
Income taxes paid (refunded), net	(1,153)	4,571
The accompanying notes are an integral part of these consolidated financial statements.

ACTION PERFORMANCE COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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
DISCONTINUED OPERATIONS
During the quarter we decided to divest of our McArthur business. McArthur distributes terry and golf products primarily to specialty retailers and institutions. A portion of the product is licensed and bears the logos of professional sports teams. McArthur has historically operated as a stand-alone subsidiary in Baraboo, Wisconsin, and there has been little, if any, mutual benefit between our products and customers and McArthur’s. In addition, we have determined that for McArthur to produce an acceptable level of cash flow, the stand-alone operations would have to be consolidated with our Charlotte location. Given the risk of disruption to the business, the potential loss of key personnel in such a move, and that the Charlotte facility was in the middle of the “dealer direct” project, we determined that the sale of McArthur represented the best alternative. We are currently in negotiations to sell the McArthur business and based on the current status of these negotiations, anticipate completing the sale in the fourth quarter of fiscal 2005. In connection with our decision and the anticipated sale, we recorded an after-tax loss of $1.7 million in the third quarter to write-down related assets to the lower of the carrying value or fair value less costs to sell. This charge is reflected as a component of discontinued operations. We expect that any future cash expenditures associated with the sale of the McArthur business will be immaterial.
During the quarter we decided to discontinue our Hamilton apparel business and Castaway collectible business. Hamilton produced licensed premium leather jackets and other apparel decorated with professional sports team logos, which were marketed primarily to specialty fashion and other “upstairs retail” channels. Castaway marketed die-cast boats. Each of these businesses had declining sales for the prior three quarters. We have determined that each business was outside of our core NASCAR licensed products business, and that the additional investment necessary to bring those businesses to an acceptable level of sales would likely not be recovered. In connection with these decisions, we recorded in the third fiscal quarter an after-tax charge of $3.8 million, primarily related to the write-down of the businesses’ remaining inventory and the Hamilton trademark. These charges are reflected as a component of discontinued operations. We expect that most of the inventory relating to these businesses will be sold by the end of the fourth quarter of fiscal 2005 and that any future cash expenditures associated with the businesses will be immaterial.
McArthur and Hamilton were components of our domestic apparel and memorabilia segment. Castaway was a component of our domestic die-cast segment.
All periods presented have been restated to present the operating results of these components of our business as discontinued operations.
The following table presents selected operating data for these components for the three and nine months ended June 30, 2005 and 2004 (in thousands):

	McArthur	Hamilton	Castaway	Total
Three Months Ended June 30, 2005:
Net sales	$3,642	$(11)	$14	$3,645
Loss on disposal	(2,861)	—	—	(2,861)
Loss before income taxes	(2,597)	(5,713)	(373)	(8,683)
Loss from discontinued operations, net of tax	(1,652)	(3,633)	(237)	(5,522)

Three Months Ended June 30, 2004:
Net sales	$3,172	$587	$58	$3,817
Income (loss) before income taxes	300	(1,534)	(101)	(1,335)
Income (loss) from discontinued operations, net of tax	195	(997)	(66)	(868)

Nine Months Ended June 30, 2005:
Net sales	$9,521	$2,010	$137	$11,668
Loss on disposal	(2,861)	—	—	(2,861)
Loss before income taxes	(2,701)	(8,744)	(566)	(12,011)
Loss from discontinued operations, net of tax	(1,718)	(5,561)	(360)	(7,639)

Nine Months Ended June 30, 2004:
Net sales	$9,068	$4,560	$664	$14,292
Income (loss) before income taxes	339	(2,730)	(163)	(2,554)
Income (loss) from discontinued operations, net of tax	221	(1,775)	(106)	(1,660)
The assets and liabilities of these components, included in our consolidated balance sheet at June 30, 2005 and September 30, 2004, in assets to be disposed and liabilities related to assets to be disposed were as follows (in thousands):

	June 30, 2005
	McArthur	Hamilton	Castaway	Total
Accounts receivable, net	$1,725	$483	$197	$2,405
Inventories	3,228	479	181	3,888
Taxes receivable	983	3,183	206	4,372
Deferred income taxes	494	2,065	—	2,559
Other	180	81	8	269
Property and equipment, net	78	—	—	78
Licenses and other intangibles, net	17	—	—	17

Assets to be disposed	$6,705	$6,291	$592	$13,588

Accounts payable	$1,112	$5	$2	$1,119
Accrued royalties	123	442	2	567
Accrued expenses	171	5	92	268

Liabilities related to assets to be disposed	$1,406	$452	$96	$1,954

	September 30, 2004
	McArthur	Hamilton	Castaway	Total
Accounts receivable, net	$2,076	$2,462	$180	$4,718
Inventories	3,596	4,514	323	8,433
Taxes receivable (payable)	(236)	1,930	127	1,821
Deferred income taxes	154	1,605	—	1,759
Other	189	42	9	240
Property and equipment, net	123	65	—	188
Goodwill	1,889	—	—	1,889
Licenses and other intangibles, net	30	4,282	—	4,312

Assets to be disposed	$7,821	$14,900	$639	$23,360

Accounts payable	$481	$247	$6	$734
Accrued royalties	195	498	6	699
Accrued expenses	142	71	92	305
Other	—	—	(9)	(9)

Liabilities related to assets to be disposed	$818	$816	$95	$1,729

IMPAIRMENT CHARGES
During the quarter ended June 30, 2005, we wrote-down our Funline trademarks by $10.0 million and two licenses by $2.7 million. These charges are included in the impairment losses on trademarks and licenses in the consolidated statement of operations as a component of operating expenses.
Funline’s strategy is to identify various vehicle and motor enthusiast trends, and create die-cast scale products that exploit those trends. Funline’s long-term sales growth rate is dependent on the successful identification of those trends, and the ability to secure the rights to create products to capture those trends. Since our September 2002 acquisition of Funline and through the 2004 fiscal year, Funline sales had exhibited strong growth characteristics, but in 2005, sales suffered when one of the new licensed concepts failed to gain consumer appeal. We determined that Funline’s strategy would produce a future revenue stream with more volatility than those of our other businesses. Accordingly, during our annual impairment testing in accordance with SFAS 142, we used a higher discount rate in determining the fair value of the trademarks in order to account for the higher volatility of the projected revenue streams. As in prior periods, we determine fair value using a variant of the income approach known as the relief from royalty method. Based on this impairment testing, we determined the carrying amount of the trademarks exceeded fair value by $10.0 million and recorded this amount as an impairment charge, which is included in the domestic die-cast segment. The new carrying value of the trademarks is $23.9 million.
During the quarter we also tested two of our long-term licenses – our Revell license and our license with an NHRA team — for recoverability. Sales of products under each license had fallen from historic levels. We determined during the quarter that sales were unlikely to increase sufficiently to recover the licenses carrying value. The Revell licenses supported a secondary domestic die-cast brand, which is out of favor. Revenue under the NHRA team license has suffered as a result of changes in NHRA sponsorship. The undiscounted net cash flows from projected use of the licenses were less than the carrying value of the licenses. In accordance with SFAS 144, we wrote-down the licenses to their fair value. We determined fair value using a traditional present value technique. The impairment charges as a result of the testing were $2.7 million, and are included in the corporate and other segment.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. We will adopt SFAS 123(R) effective October 1, 2005. We have selected the modified prospective method of adoption, under which unvested awards as of October 1, 2005 will be charged to expense over the remaining vesting period of the awards. We are currently evaluating the impact of SFAS 123(R) on our financial position and results of operations.

The American Jobs Creation Act of 2004 (the Act) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. Beginning in May 2002, U.S. federal income taxes have been provided on undistributed earnings of our German subsidiaries. Accordingly, the Act has no impact on our financial statements.
STOCK-BASED COMPENSATION
We currently account for stock-based compensation plans under APB No. 25, Accounting for Stock Issued to Employees and related interpretations, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to or exceeding the fair value of the common stock on the date of grant. Pursuant to SFAS 123, we estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing method using the following assumptions for the periods ended June 30:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Volatility	62.6%	65.1%	61.1%	65.2%
Risk-free interest rate	4.0%	3.2%	3.5%	2.7%
Dividend rate	0.5%	1.0%	0.7%	1.0%
Expected life of options	3 years	3 years	3 years	3 years
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

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net income (loss), as reported	$(15,000)	$3,833	$(21,453)	$3,416
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(490)	(1,015)	(1,962)	(3,043)

Pro forma net income (loss)	$(15,490)	$2,818	$(23,415)	$373

Basic earnings (loss) per share:
As reported	$(0.81)	$0.21	$(1.16)	$0.19
Pro forma	$(0.84)	$0.15	$(1.27)	$0.02
Diluted earnings (loss) per share:
As reported	$(0.81)	$0.21	$(1.16)	$0.18
Pro forma	$(0.84)	$0.15	$(1.27)	$0.02
In the nine months ended June 30, 2005, we issued options to purchase 457 thousand shares of common stock, at an average exercise price of $11.26.
DEBT AND FINANCING
In May 2005, we refinanced the $9.3 million outstanding balance of the term loans with the revolving credit facility and amended the agreement to consist of only the $63.3 million revolving credit facility. The $9.3 million balance was subsequently repaid in full later in the quarter, leaving no amounts outstanding on the revolving credit facility at June 30, 2005. Under the amended agreement, we are required to meet a minimum fixed charge coverage ratio of 1.35 to 1.0 for the nine months ended September 30, 2005, and 1.0 to 1.0 for each quarter thereafter. Based on current projections, we expect to be in compliance with our covenants through June 30, 2006, however, we expect our actual fixed charge coverage ratio to be close to the requirement throughout that period and we are close to the minimum tangible net worth that we must maintain. We were in compliance with those covenants at June 30, 2005. If we do not maintain compliance with these covenants, our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources, including an inability to utilize our revolving credit facility and an acceleration of the indebtedness outstanding thereunder. If we are unable to utilize our revolving credit facility, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or obtain other additional financing.
SEGMENT INFORMATION
Reportable segments are based on divisions operating geographically, domestic and abroad, and specializing in either die-cast or apparel and memorabilia. The domestic die-cast operations are based in Phoenix, Arizona and Los Angeles, California areas. The domestic apparel and memorabilia operation is based in Charlotte, North Carolina, with a mass-merchant retail distribution center in Atlanta, Georgia and warehouse and distribution facility in Charlotte, North Carolina. Trackside operations are included in the domestic apparel and memorabilia segment. The foreign die-cast operation is based in Aachen, Germany.
We evaluate performance and allocate resources based on segment operating income (loss). The accounting policies of the reportable segments are the same as those used in the consolidated financial statements. Domestic licensing costs and certain management costs are not allocated to the domestic operating segments and are included in corporate and other. Intangible licenses are included in corporate and other assets. Each domestic segment is allocated royalty expense based on the incremental royalty due on that segment’s sales. Domestic royalty guarantees advanced and unearned are allocated as an expense of the domestic segments. All periods in the tables below have been restated to reflect only continuing operations. Financial information for the reportable segments follows (in thousands):

	Three Months Ended June 30,
		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)
2005:
Domestic die-cast	$27,735	$879	$14,179	$(8,252	)(c)
Domestic apparel and memorabilia	34,880	285	721	4,693
Foreign die-cast	9,430	—	2,390	1,733
Corporate and other	648	476	3,975 (d)	(11,333	) (d)
Eliminations	—	(1,640)	—	666

Total per consolidated financial statements	$72,693	$—	$21,265	$(12,493)

2004:
Domestic die-cast	$40,741	$2,869	$3,185	$7,604
Domestic apparel and memorabilia	38,145	59	610	6,139
Foreign die-cast	8,698	—	2,222	1,117
Corporate and other	750	236	1,129	(6,399)
Eliminations	—	(3,164)	—	(198)

Total per consolidated financial statements	$88,334	$—	$7,146	$8,263

	Nine Months Ended June 30,
		Inter-	Depreciation	Operating
	External	segment	and	Income
	Revenues	Revenues	Amortization	(Loss)
2005:
Domestic die-cast	$85,001	$2,801	$21,695	$(8,982	)(c)
Domestic apparel and memorabilia	99,113	773	2,129	10,868
Foreign die-cast	29,530	—	6,798	4,851
Corporate and other	2,406	1,315	6,664 (d)	(25,216	) (d)
Eliminations	—	(4,889)	—	727

Total per consolidated financial statements	$216,050	$—	$37,286	$(17,752)

2004:
Domestic die-cast	$103,607	$5,925	$9,733	$14,235
Domestic apparel and memorabilia	99,599	536	2,002	9,932
Foreign die-cast	27,135	—	6,264	3,819
Corporate and other	2,321	1,024	3,474	(18,881)
Eliminations	—	(7,485)	—	(639)

Total per consolidated financial statements	$232,662	$—	$21,473	$8,466

	Identifiable Assets		Goodwill and Trademarks
	June 30,	Sept. 30,	June 30,	Sept. 30,
	2005	2004	2005	2004
Domestic die-cast (a)	$92,217	$113,645	$39,404	$45,660
Domestic apparel and memorabilia	99,711	106,092	55,669	55,669
Foreign die-cast	59,401	61,292	18,854	19,438
Corporate and other (b)	48,044	60,059	—	—
Assets to be disposed	13,588	23,360	—	—
Eliminations	(8,259)	(10,165)	—	—

Total per consolidated financial statements	$304,702	$354,283	$113,927	$120,767

(a)	Domestic die-cast identifiable assets include the Winner’s Circle trademark, purchased from Hasbro in May 2001. As additional consideration for the trademark purchase, we pay 1.5% or 3% of certain Winner’s Circle product net sales to Hasbro, quarterly, through May 2006. The additional consideration is added to the cost of the trademark quarterly. Domestic die-cast identifiable assets also include Funline trademarks. During the first quarter of fiscal 2005, $2.1 million was accrued as additional consideration payable under the earn-out provisions of the Funline acquisition agreement. The amount recorded for the Funline trademarks was increased by the amount of the additional consideration.

(b)	Corporate and other identifiable assets includes $1.7 million in cash at June 30, 2005, and $8.5 million in cash at September 30, 2004.

(c)	Domestic die-cast during the quarter ended June 30, 2005, includes an impairment loss on the Funline trademarks of $10.0 million.

(d)	Corporate and other during the quarter ended June 30, 2005, includes $2.7 million of impairment losses on two licenses. Corporate and other also includes incremental Sarbanes-Oxley implementation costs of $0.6 million in the three months ended June 30, 2005, and $0.9 million in the nine months ended June 30, 2005.

EARNINGS PER COMMON SHARE (EPS)
Reconciliations of the numerators and denominators in the EPS computations for net income (loss) from continuing operations for the periods ended June 30 follows (in thousands):

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
NUMERATOR:
Basic and diluted – income (loss) from continuing operations	$(9,478)	$4,701	$(13,814)	$5,076

DENOMINATOR:
Basic – weighted average shares	18,574	18,336	18,516	18,315
Effect of dilutive stock options and warrants	—	270	—	304

Diluted – adjusted weighted average shares	18,574	18,606	18,516	18,619

The impact of certain options and warrants outstanding for the purchases of 1.9 million and 2.0 million shares of common stock, at an average price of $22.59 and $25.83, were not included in the calculation of diluted EPS for the three months ended June 30, 2005 and 2004, because to do so would be antidilutive. The impact of certain options and warrants outstanding for the purchases of 1.9 million and 1.9 million shares of common stock, at an average price of $22.59 and $25.97 were not included in the calculation of diluted EPS for the nine months ended June 30, 2005 and 2004, because to do so would be antidilutive. Although the options and warrants had exercise prices greater than the average market price of the common stock for the three or nine months ended June 30, 2005 and 2004, they could potentially dilute EPS in the future. The impact of our outstanding 4 3/4% convertible subordinated notes were not included in the calculation of diluted EPS for the three and nine months ended June 30, 2004 because to do so also would be antidilutive.
OFF-BALANCE SHEET ARRANGEMENTS
We are not currently a party to any material off-balance sheet arrangements and do not anticipate being a party to any off-balance sheet arrangements in the future.
JOINT VENTURE
We have an investment in a joint venture, Action-McFarlane LLC. The joint venture distributes action figurines based on NASCAR driver likenesses. All of the figurines are manufactured by third parties. Our investment in the joint venture, which is included in other long-term assets, was $0.3 million at June 30, 2005, and $0.6 million at September 30, 2004, and earnings (losses) on our investment in the joint venture were $(0.1) million and $0.2 million for the three months ended June 30, 2005 and 2004, and were $0.3 million and $1.0 million for the nine months ended June 30, 2005 and 2004.
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
On August 1, 2005, we announced that Herb Baum will join us in the role of Executive Chairman. Mr. Baum has been an independent Director since 2001, and the Former Chairman, President, and Chief Executive Officer of the Dial Corporation, which develops and markets a diversified line of consumer products under various major brand names. Mr. Baum’s previous experience includes President and Chief Operating Officer of Hasbro Inc., a multi-billion dollar designer and manufacturer of toys, games, and interactive software, Chairman and Chief Executive Officer of Quaker State Corporation, and President of Campbell Soup Company-North and South America. Mr. Baum serves on the boards of directors of America West Holdings Corporation, Meredith Corporation, Playtex Products, Inc., and Pepsi Americas, Inc., all public companies.
We have announced our plans to improve our financial performance. These plans include the following:
•	Improving the way our die-cast product is marketed and distributed;

•	Controlling expenditures; and

•	Expanding our traditional retail channels.
Significant actions we have taken to date to improve the way our die-cast products are marketed and distributed include:
•	Eliminated over 60% of our NASCAR die-cast SKUs. As a result of focusing our product line on the most popular and profitable SKUs, we believe that we will realize the following benefits.
o	Reduced future capital expenditures to support the business.

o	Better utilization of those future capital expenditures.

o	A simplified and more efficient approval and production process.
We recognized approximately $0.5 million in the nine months ended June 30, 2005 of additional depreciation on tooling for those SKUs that were either discontinued outright or will be eliminated in various stages during the remainder of the year. We expect to recognize approximately $0.3 million of additional depreciation expense in the fourth quarter of fiscal 2005 associated with this tooling.
•	Reorganized the departments that handle the product design, approval, and production process of die-cast.

•	Announced our plan to restructure our wholesale NASCAR die-cast distribution model from a distributor-based model to a direct-to-retail model. We announced that our existing Charlotte, North Carolina operations, which currently manages wholesale apparel operations, would also handle fulfillment for wholesale NASCAR die-cast and apparel effective October 1, 2005. We will also add a call center at that facility for order processing and customer service. We believe the benefits of bringing in-house our distribution are as follows:
o	A significantly lower cost profile for the business. These lower costs should allow us to invest in both retail level marketing and sales efforts to improve the longer-term volume potential of the business, as well as improve the profitability of the business.

o	Allow us to communicate and deal directly with the retailer of our products to improve our speed to market, as well as recognize consumer trends, preferences, and buying habits sooner.

o	We have restricted credit to seven of our fifteen distributors and recorded a $2.5 million allowance for doubtful accounts in the first quarter of 2005 to reserve for estimated uncollectible receivables as a result of changing distribution models.
Actions taken to control expenditures include:
•	Reduced the workforce at our Tempe headquarters by approximately 20%. In addition, we anticipate selling our 12.5% fractional ownership in a corporate aircraft in August of 2005, from which we will receive proceeds of approximately $0.8 million.

•	Decided not to declare a dividend in the quarter ended June 30, 2005. The evaluation of paying dividends will be made on a quarter-by-quarter basis, although at the current time we do not anticipate paying a dividend for the foreseeable future.

•	Established a policy for capital expenditures to limit future annual spending to a level below annual depreciation.

•	Initiated plans to close the Los Angeles location of Funline and consolidate its administrative functions in Phoenix and Atlanta. We expect this consolidation to take place by January 2006 and be complete during that quarter. Annual savings are expected to approximate $2.5 to $3.0 million.

•	Initiated plans to open a sourcing office in mainland China to reduce the cost of production.
Plans and actions to expand our traditional retail channels include:
•	Consolidating procurement, marketing, sales, and distribution functions of our Winner’s Circle die-cast and Funline brands to better leverage the combined size of these two businesses. Recruiting for individuals with sales and/or marketing expertise to help realize the potential of these two businesses. During the third quarter of 2005, we announced the hiring of Mike Smith as our new Vice President of Mass Sales. Mr. Smith has 30 years of experience in selling to Mass customers with such companies as Fisher Price, Champion Sportswear, and Rauch Industries.

•	Consolidating our mass apparel and novelty logistics and distribution function in our facility in Atlanta, Georgia. Such consolidation is currently underway and is expected to be substantially complete by the end of the fourth quarter.
We are also evaluating the profitability of, and synergies among, our various product lines, and may determine to dispose of one or more of them, or to acquire other complimentary businesses, as we move forward with our business plan. Plans and actions taken in this regard include:
•	We are in negotiations to sell our McArthur towel subsidiary and believe that such sale will occur in the fourth quarter of 2005. McArthur has historically operated as a stand-alone subsidiary in Baraboo, Wisconsin, and there has been little, if any, mutual benefit between our products and customers and McArthur’s. In addition, we have determined that for McArthur to produce an acceptable level of cash flow, the stand-alone operations would have to be consolidated with our Charlotte location. Given the risk of disruption to the business, the potential loss of key personnel in such a move, and that the Charlotte facility was in the middle of the “dealer direct” project, we determined that the sale of McArthur represented the best alternative.

•	We have decided to discontinue two businesses: Hamilton and Castaway. Each of these businesses have had declining sales for the prior three quarters, and we have determined that each business was outside of our core NASCAR licensed products business, and that the additional investment necessary to bring those businesses to an acceptable level of sales would likely not be recovered.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include salaries and benefits, use and occupancy expenses, creative services costs, advertising and promotion costs, sponsorship costs, and other general and administrative expenses. Included are the salaries, benefits and other costs of our procurement, receiving, and warehouse personnel. Selling, general, and administrative expenses include internal handling costs, incurred to store, move, and prepare our products for shipment. The majority of these costs are fixed and, as a result, incremental sales volume generally results in a decline in selling, general, and administrative expenses as a percentage of net sales and incremental volume decreases have the opposite effect.
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
Deferred Tax Assets
We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by generally accepted accounting principles versus U.S. and German tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we assess the likelihood that our deferred tax assets will be recovered from future taxable income or loss carrybacks. If we were to believe the recovery was less than likely, we would establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination was made.
Stock-Based Compensation
We currently account for employee stock-based compensation in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations (APB No. 25). Under APB No. 25, common stock options issued under our plans generally do not result in compensation expense because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. When we adopt SFAS 123(R), effective October 1, 2005, we will record compensation expense for these options and the charge to earnings might be significant (See Stock Based Compensation Note).
Results of Operations
Discussions of results of operations below focus on results from continuing operations unless otherwise stated.

The following table sets forth the percentage of net sales represented by certain expense and revenue items for the periods ended June 30:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.6	66.6	72.2	70.5

Gross profit	30.4	33.4	27.8	29.5
Selling, general, and administrative expenses	28.9	23.0	28.9	24.7
Amortization of licenses and other intangibles	1.2	1.1	1.2	1.2
Impairment losses on trademark and licenses	17.5	—	5.9	—

Operating income (loss)	(17.2)	9.3	(8.2)	3.6
Interest expense	(0.4)	(0.5)	(0.5)	(0.6)
Foreign exchange gains (losses)	(1.5)	(0.2)	(0.1)	0.4
Earnings (losses) from joint venture	(0.1)	0.2	0.2	0.4
Other income	—	—	—	0.1
Other expense	(0.7)	(0.2)	(0.6)	(0.4)

Income (loss) from continuing operations before income taxes	(19.9)	8.6	(9.2)	3.5
Income taxes	(6.9)	3.3	(2.8)	1.3

Income (loss) from continuing operations	(13.0)	5.3	(6.4)	2.2
Loss from discontinued operations, net of income taxes	(7.6)	(1.0)	(3.5)	(0.7)

Net income (loss)	(20.6)%	4.3%	(9.9)%	1.5%

The following table sets forth net sales by channel of distribution for the periods ended June 30 (in thousands):

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Domestic Die-cast:
Wholesale distribution and promotion	$19,234	$25,651	$43,264	$48,973
Wholesale to mass-merchant retailers	4,492	9,389	29,859	40,884
Retail through collector’s catalog club	4,009	5,701	11,878	13,750

Total domestic die-cast	27,735	40,741	85,001	103,607
Foreign Die-cast — wholesale distribution and promotion	9,430	8,698	29,530	27,135

Total die-cast	37,165	49,439	114,531	130,742

Domestic Apparel and Memorabilia:
Wholesale distribution and promotion	9,278	14,705	32,769	39,520
Wholesale to mass-merchant retailers	6,887	6,745	28,646	26,462

Total apparel and memorabilia	16,165	21,450	61,415	65,982
Retail at Trackside	18,715	16,695	37,698	33,617
Royalties and Other	648	750	2,406	2,321

Net Sales	$72,693	$88,334	$216,050	$232,662

Three Months Ended June 30, 2005, Compared with Three Months Ended June 30, 2004
Net sales decreased $15.6 million, or 17.7%, to $72.7 million for the three months ended June 30, 2005, compared to $88.3 million in the prior year quarter.
Domestic die-cast sales decreased $13.0 million, or 31.9%, from the prior year quarter while foreign die-cast sales increased $0.7 million, or 8.4%. The domestic die-cast segment sales decrease of $13.0 million is comprised of a $6.4 million decrease in our wholesale distribution and promotion revenues and a $4.9 million decrease in domestic die-cast wholesale sales to mass-merchant retailers. We expect domestic die-cast wholesale distribution and promotion revenues in 2005 to fall below 2004 levels as we continue to work to improve our die-cast distribution model and reduce the number of die-cast SKUs. Domestic die-cast wholesale sales to mass-merchant retailers consisted of $3.7 million of Funline sales and $0.8 million of NASCAR sales in the third quarter of 2005, compared to $6.5 million of Funline sales and $2.9 million of NASCAR sales in the third quarter of 2004. We do not expect sales to mass-merchant retailers for the remainder of 2005 to increase over 2004. The 8.4% increase in foreign die-cast sales from the prior year third quarter, was partly the result of the 4.6% change in the euro-to-U.S. dollar exchange rate between the periods.
Domestic apparel and memorabilia segment sales, exclusive of trackside, decreased $5.3 million, or 24.6%, to $16.2 million in the quarter ended June 30, 2005, compared to $21.5 million in the quarter ended June 30, 2004.
Trackside sales increased $2.0 million, or 12.1% in the quarter ended June 30, 2005. This increase was due to 13 events occurring in the quarter ended June 30, 2005, compared to 11 events in the quarter ended June 30, 2004. After adjusting for the number of races, sales were down in the quarter as a result of a venue change in this year’s quarter versus the prior year period. At similar venues during the quarter sales were comparable. Meaningful comparisons of year-to-year trackside sales for a given quarter are difficult to make due to differences in the current year’s race schedule and race venues to those in the prior year. We consider the comparison of trackside sales for the nine months ended June 30, 2005 more meaningful, as many of the quarter-to-quarter differences between the current year and prior year are normalized.
The 3.0% decline in gross profit, to 30.4% of net sales in the third quarter of 2005, from 33.4% in the third quarter of 2004, was impacted by changes in segment gross margins as follows:

			Weighted
		Gross	Gross
	% of	Margin	Margin
	Net	Increase	Increase
	Sales	(Decrease)	(Decrease)
Domestic die-cast	39.9%	(9.0)%	(3.6)%
Domestic apparel and memorabilia	49.7	1.3	0.7
Foreign die-cast	13.0	3.7	0.5
Corporate and other	(2.6)		(0.6)

Consolidated Total	100.0%		(3.0)%

The domestic die-cast gross margin decline of 9.0% was comprised of the 3.4% weighted impact of NASCAR die-cast margin declines and the 5.6% weighted impact of Funline die-cast margin declines. Domestic die-cast margins declined due to the impact of lower sales on relatively fixed tooling depreciation. Results included write-downs of inventory of one Funline product line to net realizable value in the third quarter of 2005 and lower margins on other Funline product lines. In addition, the impact of lower sales on relatively fixed tooling depreciation has depressed margins. Funline margins are expected to remain low as they sell inventory built in anticipation of higher sales volumes. The 3.7% increase in foreign die-cast gross margins was principally a result of lower product costs as a percentage of revenue.
Selling, general, and administrative expenses were $21.0 million, or 28.9% of net sales, in the three months ended June 30, 2005, compared to $20.3 million, or 23.0% of net sales, in the three months ended June 30, 2004. The increase was $0.7 million, or 3.6%, from the prior year quarter. Selling, general, and administrative expenses in the quarter ended June 30, 2005, included $0.9 million incremental trackside related costs, $0.6 million incremental Sarbanes-Oxley implementation costs, $0.2 million more depreciation of a fractional interest in a corporate aircraft, and $0.2 million additional use and occupancy costs. Offsetting those increases were $1.0 million lower bad debt expense for distributor receivables and a $0.2 million decrease in commissions as result of lower Funline sales. Trackside related costs increased as a result of increased sales volume, higher fuel costs, and increased track fees as a percentage of sales. We expect to sell the fractional interest in the corporate aircraft in August of 2005 for $0.8 million. Savings from headcount reductions made in the second quarter were offset by costs associated with preparing for our implementation of our dealer direct model. We anticipate incurring approximately $0.4 million in the fourth quarter of fiscal 2005 in incremental Sarbanes-Oxley implementation costs.
Interest expense of $0.3 million in the three months ended June 30, 2005, was $0.2 million lower than interest expense in the comparable prior year period, as a result of convertible subordinated note repurchases.
Foreign currency losses were $1.1 million and $0.2 million for the three months ended June 30, 2005 and 2004. Changes in the euro-to-U.S. dollar exchange rate resulted in translation losses of $1.1 million and $0.4 million for the three months ended June 30, 2005 and 2004. These losses resulted from translation of German advances payable, which are denominated in U.S. dollars. In the three months ended June 30, 2004, these translation losses were offset by a gain of $0.2 million on a forward exchange contract.
The effective tax rate of 34.6% for the three months ended June 30, 2005 was lower than the 37.9% effective tax rate for the three months ended June 30, 2004. During the quarter we changed our estimate of the annual effective rate on loss from continuing operations to 30.3%. The 30.3% estimated 2005 effective rate is lower than the 2004 effective rate of 66.4% primarily as a result of the change in mix of foreign and domestic pre-tax income (loss) as well as the impact of nondeductible expenses on lower projected pre-tax income (loss). Our German subsidiary is subject to higher tax rates than our domestic subsidiaries.
Nine Months Ended June 30, 2005, Compared with Nine Months Ended June 30, 2004
Net sales decreased $16.6 million, or 7.1%, to $216.1 million for the nine months ended June 30, 2005, compared to $232.7 million in the prior year period.
Domestic die-cast sales decreased $18.6 million, or 18.0%, from the prior year period while foreign die-cast sales increased $2.4 million, or 8.8%. The domestic die-cast segment sales decrease of $18.6 million is comprised of a $5.7 million decrease in our wholesale distribution and promotion revenues, a $1.9 million decrease in our die-cast retail collectors’ catalog club revenues, and a $11.0 million decrease in domestic die-cast wholesale sales to mass-merchant retailers. We expect domestic die-cast wholesale distribution and promotion revenues in 2005 to fall below 2004 levels as we continue to work to improve our die-cast distribution model and reduce the number of die-cast SKUs. Domestic die-cast wholesale sales to mass-merchant retailers consisted of $23.0 million of Funline sales and $6.8 million of NASCAR sales in the nine months ended June 30, 2005, compared to $30.1 million of Funline sales and $10.8 million of NASCAR die-cast sales in the nine months ended June 30, 2004. We do not expect sales to mass-merchant retailers for the remainder of 2005 to increase over 2004. The 8.8% increase in foreign die-cast sales from the prior year period was partly the result of the 5.8% change in the euro-to-U.S. dollar exchange rate between the periods.
Domestic apparel and memorabilia segment sales, exclusive of trackside, decreased $4.6 million, or 6.9%, to $61.4 million in the nine months ended June 30, 2005, compared to $66.0 million in the nine months ended June 30, 2004.
Trackside sales increased $2.4 million, or 7.2%, after considering the impact of the timing of the fall Talladega Superspeedway race ($1.7 million of 2005 sales), which occurred in October 2004 and September 2003. On a like number of races basis, and comparing Phoenix race results to the results from last year’s Rockingham race (the second Phoenix race in the Nextel cup series replaced the Rockingham race) sales increased approximately 4.2%. Meaningful comparisons of year-to-year trackside sales are difficult to make due to differences in the current year’s race schedule and race venues to those in the prior year.

The 1.7% decline in gross profit, to 27.8% of net sales in the nine months ended June 30, 2005, from 29.5% in the nine months ended June 30, 2004, was impacted by changes in segment gross margins as follows:

			Weighted
		Gross	Gross
	% of	Margin	Margin
	Net	Increase	Increase
	Sales	(Decrease)	(Decrease)
Domestic die-cast	41.1%	(6.8)%	(2.8)%
Domestic apparel and memorabilia	47.7	0.3	0.2
Foreign die-cast	13.7	2.1	0.3
Corporate and other	(2.5)		0.6

Consolidated Total	100.0%		(1.7)%

The domestic die-cast gross margin decline of 6.8% was primarily the result of lower gross margins on Funline product sales. Results included write-downs of certain Funline product lines to net realizable value in the first nine months of 2005 and lower margins on other Funline product lines. In addition the impact of lower sales on relatively fixed tooling depreciation has depressed margins. Funline margins are expected to remain low as they sell inventory built in anticipation of higher sales volumes. The 2.1% increase in foreign die-cast gross margins was principally a result of lower product costs as a percentage of revenue.
Selling, general, and administrative expenses were $62.5 million, or 28.9% of net sales, in the nine months ended June 30, 2005, compared to $57.3 million, or 24.7% of net sales, in the nine months ended June 30, 2004. The increase was $5.2 million, or 9.0%, from the prior year period. Selling, general, and administrative expenses in the nine months ended June 30, 2005, included a $1.8 million increase in bad debt expense for distributor receivables, $0.8 million incremental trackside related costs, a $0.4 million severance expense for our former Chief Financial Officer, $0.9 million incremental Sarbanes-Oxley implementation costs, $0.7 million more depreciation of a fractional interest in a corporate aircraft, $0.6 million additional salaries and $0.9 million additional use, and occupancy costs. Those increases were offset by $0.4 million lower personal service agreement costs and a $0.5 million decrease in commissions as result of lower Funline sales. Trackside related costs increased as a result of increased sales volume, higher fuel costs, and increased track fees as a percentage of sales. We expect to sell the fractional interest in the corporate aircraft in August of 2005 for $0.8 million. Savings from headcount reductions made in the second quarter were offset by severance costs and additional costs associated with preparing for our implementation of our dealer direct model. We anticipate incurring approximately $0.4 million in the fourth quarter in incremental Sarbanes-Oxley implementation costs.
Interest expense of $1.0 million in the nine months ended June 30, 2005, was $0.4 million lower than interest expense in the comparable prior year period, as a result of convertible subordinated note repurchases.
Foreign currency losses were $0.2 million for the nine months ended June 30, 2005, versus a foreign currency gain of $1.0 million for the nine months ended June 30, 2004. Changes in the euro-to-U.S. dollar exchange rate resulted in translation gains and losses that resulted from German advances payable, which are denominated in U.S. dollars. In the nine months ended June 30, 2004, these translation gains were offset by a loss of $0.1 million on a forward exchange contract.
The effective tax rate of 30.3% for the nine months ended June 30, 2005, was lower than the 37.5% effective tax rate for the nine months ended June 30, 2004. The 30.3% estimated 2005 effective rate is lower than the 2004 effective rate of 66.4% primarily as a result of the change in mix of foreign and domestic pre-tax income (loss) as well as the impact of nondeductible expenses on lower projected pre-tax income (loss). Our German subsidiary is subject to higher tax rates than our domestic subsidiaries.
Liquidity and Capital Resources
Working capital, exclusive of assets to be disposed and related liabilities decreased $2.0 million to $69.7 million at June 30, 2005, from $71.7 million at September 30, 2004. Cash decreased $6.2 million to $6.3 million at

June 30, 2005, from $12.6 million at September 30, 2004. Cash decreased as a result of cash used for net property and equipment expenditures ($18.8 million), payments for acquisitions of businesses and intangibles ($2.1 million), dividends to common and minority interest shareholders ($3.0 million) and repayments of long-term debt ($11.6 million). This decrease in cash was offset by increases in cash provided from operations ($27.8 million).
Days sales outstanding, calculated on quarterly sales, was 39.1 days as of June 30, 2005, compared to 46.0 days as of September 30, 2004, and 46.4 days as of June 30, 2004. The decrease from September 30, 2004, reflects the smaller portion of revenues coming from mass-retail channels, which have longer dating terms.
Inventories at June 30, 2005, decreased $2.1 million from September 30, 2004. Of this decrease, $2.0 million was attributable to a reduction of Funline inventory levels as management continues to reduce inventory built in anticipation of sales, which have not materialized.
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
Domestic and foreign die-cast backlog, including Funline product, was $55.7 million and $55.6 million at June 30, 2005 and 2004. Apparel and memorabilia backlog was approximately $29.2 million and $29.3 million at June 30, 2005 and 2004. Backlog on any date in a given year is not necessarily indicative of future sales.
Capital expenditures related principally to ongoing investments in tooling were $18.8 million for the nine months ended June 30, 2005, and included $6.8 million applicable to foreign operations and $4.7 million for Funline capital expenditures. Capital expenditures for 2005 are expected to total approximately $21 million.
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
On June 30, 2004, we entered into an amended loan and security agreement. The amended agreement increased available borrowings from $35.0 million to $75.0 million. The agreement consisted of a $63.3 million, four-year revolving credit facility, which is subject to a borrowing base calculation, a four-year term loan of $1.7 million and a three-year term loan of $10.0 million. In May 2005, we refinanced the $9.3 million outstanding balance of the term loans with the revolving credit facility and amended the agreement to consist of only the $63.3 million revolving credit facility. The $9.3 million balance was subsequently repaid in full later in the quarter, leaving no amounts outstanding on the revolving credit facility at June 30, 2005. The agreement provides for issuance of up to $30.0 million of letters of credit, to the extent not utilized for borrowings. Outstanding letters of credit totaled $12.0 million at June 30, 2005.
Repayment of borrowings under this facility is secured by a first lien on substantially all of our assets. We are required to meet certain financial tests related to minimum tangible net worth and minimum fixed charge coverage ratio.
Under the amended agreement, we will be required to meet a minimum fixed charge coverage ratio of 1.35 to 1.0 for the nine months ended September 30, 2005, and 1.0 to 1.0 for each quarter thereafter. Based on current projections, we expect to be in compliance with our covenants through June 30, 2006, however, we expect our actual fixed charge coverage ratio to be close to the requirement throughout that period and we are close to the minimum tangible net worth that we must maintain. We were in compliance with those covenants at June 30, 2005.

As of June 30, 2005, results of the other covenant calculations were as follows:

Financial Covenant	Period	Requirement	Actual
Minimum tangible net worth	As of June 30, 2005	> $105.2 million	$110.6 million
Minimum fixed charge coverage ratio	January 1, 2005 – June 30, 2005	> 0.81	0.93
Limitation on capital expenditures	October 1, 2004 to September 30, 2005	< $35.0 million	$18.8 million
As amended, until September 30, 2005, our credit facility bears interest at LIBOR plus 2.50% or prime plus 0.25% (6.25% at June 30, 2005). After September 30, 2005, the revolving credit facility bears interest at LIBOR plus 2.00% — 2.75% or prime plus 0.25% — 0.50% depending on our fixed coverage ratio, as defined. Interest on the term loans, prior to refinancing, was approximately 1% higher. We pay a commitment fee of 0.375% of the average unused revolving credit facility and a fee of 1.0% of the average undrawn letters of credit.
Based on our current forecast and historical results, we believe that we have adequate credit availability and cash flow from operations to fund our operating needs through June 30, 2006. As discussed above, however, we expect our fixed charge coverage ratio to be close to the minimum requirement during the next year and we are close to the minimum tangible net worth that we must maintain. If we do not maintain compliance with these covenants, our business or profitability deteriorates or we incur unexpected expenses or asset impairments, it could have a material adverse effect on our liquidity and financial resources, including an inability to utilize our revolving credit facility and an acceleration of the indebtedness outstanding thereunder. If we are unable to utilize our revolving credit facility, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or obtain other additional financing. We cannot guarantee that we would be able to do so on terms acceptable to us, if at all.
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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “forecast”, “plan” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. All such statements are within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of sales, capital expenditures, backlog, and other expenses; plans for future operations; financing needs or plans and liquidity; the impact of changes in interest rates; the magnitude and timing of benefits relating to our restructuring; the impact of changes in currency exchange rates; plans and estimates relating to the acquisition or disposition of product lines, including the McArthur, Hamilton and Castaway businesses; plans relating to our products; our plans and intentions with respect to off-balance sheet arrangements; the expected outcome of legal proceedings against us; the sufficiency of our capital resources to support our operating strategy; and the impact of new accounting principles, as well as assumptions relating to the foregoing.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Since September 30, 2004, we have repaid all our variable interest rate debt. There have been no other significant changes in our exposure to market risk since year-end. Our exposure to market risk is limited to interest rate risk associated with our credit instruments and foreign currency exchange rate risk associated with operations in Germany. As of June 30, 2005, our debt is comprised of fixed interest rate debt. The functional currency for our foreign operations is the euro. As such, changes in exchange rates between the euro and the U.S. dollar could affect our future earnings. A 5.8% change in the euro exchange rate would have changed the net income from that operation in the twelve months ended June 30, 2005, by $0.1 million.
During 2004 we used a derivative as part of our risk management strategy related to a portion of our exposure to currency fluctuations on intercompany advances to our German subsidiary, denominated in dollars, for which the euro exchange rate gain or loss is included in operations. These advances totaled $16.2 million at June 30, 2005. In the nine months ended June 30, 2005, a 1% change in the euro exchange rate would have resulted in a $0.1 million change in net income. We had entered into foreign currency forward contracts designed to partially offset the effect changes in the euro exchange rate have on earnings related to these advances. These forward contracts did not qualify for hedge accounting and were recorded on the balance sheet at fair value. Changes in fair value were recorded each period in foreign exchange gains (losses).
ITEM 4. Controls and Procedures
We have evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our principal executive and financial officers, have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. Submissions of Matters to a Vote of Security Holders
Not applicable
ITEM 5. Other Information
Not applicable
ITEM 6. Exhibits
10.1	Change of Control Agreement/Severance Agreement between David M. Riddiford and Action Performance Companies, Inc. (1)

10.2	Change of Control Agreement/Severance Agreement between Melodee L. Volosin and Action Performance Companies, Inc. (1)

10.3	First Amendment to Employment Agreement between Fred W. Wagenhals and Action Performance Companies, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

(1)	Incorporated by reference to the Registrant’s Form 8-K dated June 2, 2005, as filed with the Securities and Exchange Commission on June 6, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ACTION PERFORMANCE COMPANIES, INC.

Signature	Capacity	Date

/s/ Fred W. Wagenhals Fred W. Wagenhals	Chairman of the Board, President, and Chief Executive Officer (Duly Authorized Officer)	August 9, 2005

/s/ David M. Riddiford David M. Riddiford	Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	August 9, 2005